Form 10-K
period 2020-12-31
NewHold Investment Corp.
filed 2021-03-25
CIK 1805385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-39753

NewHold Investment Corp.

(Exact name of registrant as specified in its charter)

Delaware	84-4473840
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12141 Wickchester Lane Houston, TX	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 653-0153

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	The Nasdaq Capital Market LLC

Class A Common Stock, par value $0.0001 per share	The Nasdaq Capital Market LLC

Warrants	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 22, 2020, there were 17,250,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEWHOLD INVESTMENT CORP.

Annual Report on Form 10-K for the Period Ended December 31, 2020

i

CERTAIN TERMS

References to “the Company,” “NewHold,” “our,” “us” or “we” refer to NewHold Investment Corp., a blank check company incorporated in Delaware on January 24, 2020. References to our “Sponsor” refer to NewHold Industrial Technology Holdings LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of NewHold Investment Corp., which closed on August 4, 2020 (the “IPO Closing Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

We are a blank check company incorporated in the State of Delaware on January 24, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On August 4, 2020, we consummated our initial public offering (the “IPO”) of 15,000,000 units (the “Units”), each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share (subject to adjustment). The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $150,000,000. Pursuant to an Underwriting Agreement, dated July 30, 2020 (the “Underwriting Agreement”), by and between the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters (the “Underwriters”), we granted the Underwriters a 45-day option to purchase up to 2,250,000 additional Units solely to cover over-allotments, if any

On August 4, 2020, simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) with the Sponsor and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Mint Tower Capital Management B.V. (collectively the “Anchor Investors”) of 5,250,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,250,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. The Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

Subsequently, on August 12, 2020, the Underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 2,250,000 Units (the “Over-Allotment Units”) occurred on August 14, 2020. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $22,500,000. On August 14, 2020, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 450,000 Private Warrants (the “Over-Allotment Private Placement” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $450,000. The Private Warrants issued in the Over-Allotment Private Placement were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

As of August 14, 2020, a total of $172,500,000 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Units) and the Private Placements were deposited in a trust account established for the benefit of the Company’s public stockholders at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by August 4, 2022.

In February 2020, we issued an aggregate of 4,312,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.006 per share. In July 2020, our sponsor forfeited 920,000 founder shares and the anchor investors purchased 920,000 founder shares for an aggregate purchase price of approximately $5,333, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO. These Class B shares will automatically convert into shares of Class A common stock at the time of our initial business combination as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our IPO and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination, any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us).

On September 22, 2020, we announced that holders of the Company’s units may elect to separately trade the shares of Class A common stock and warrants included in its units, commencing on or about September 22, 2020. The shares of Class A common stock and warrants will trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols NHIC and NHICW, respectively. Units not separated will continue to trade on Nasdaq under the symbol NHICU. After separation, the shares of Class A common stock and warrants may be recombined to create units.

Business Combination Agreement

On March 5, 2021, NewHold entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, NHIC Sub Inc., a Delaware corporation and a wholly owned subsidiary of NewHold (“Merger Sub”), and Evolv Technologies, Inc. dba Evolv Technology, Inc., a Delaware corporation (“Evolv”).

Pursuant to the terms of the Merger Agreement, a business combination between NewHold and Evolv (the “Evolv Business Combination”) will be effected through the merger of Merger Sub with and into Evolv, with Evolv surviving the merger as a wholly owned subsidiary of NewHold (the “Merger”). The Board of Directors of NewHold (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of NewHold.

Treatment of Evolv Securities:

Preferred Stock. Immediately prior to the effective time of the Merger (the “Effective Time”) and subject to the consent of the holders of Evolv’s preferred stock, par value $0.001 per share (the “Evolv Preferred Stock”), each issued and outstanding share of Evolv Preferred Stock shall be converted into shares of the common stock, par value $0.001 per share, of Evolv (the “Evolv Common Stock”) at the then-applicable conversion rates.

Convertible Notes. Immediately prior to the Effective Time, each issued and outstanding convertible promissory note of Evolv (the “Evolv Convertible Notes”) will be automatically converted into shares of Evolv Common Stock in accordance with the then-applicable conversion rates.

Warrants. With the exception of a warrant to purchase 6,756,653 shares of Evolv Common Stock (the “Finback Warrant”), immediately prior to the Effective Time, Evolv shall cause each outstanding warrant to purchase shares of Evolv capital stock to be exercised in full on a cash or cashless basis or terminated without exercise. With respect to the Finback Warrant, the portion that is vested immediately prior to the Effective Time shall be either exercised in full on a cash or cashless basis or terminated as of the Effective Time, while the portion that is unvested as of immediately prior to the Effective Time shall be automatically converted into a warrant to purchase shares of the Class A common stock, par value $0.0001 per share, of NewHold (the “NewHold Common Stock”), proportionately adjusted for the Exchange Ratio (as defined below). All Evolv warrants that are converted into shares of Evolv Common Stock are hereafter referred to as the “Evolv Warrants.”

Common Stock. At the Effective Time, each share of Evolv Common Stock (including shares outstanding as a result of the conversion of the Evolv Preferred Stock, the Evolv Convertible Notes and the Evolv Warrants but excluding shares the holders of which perfect rights of appraisal under Delaware law) will be converted into the right to receive such number of shares of NewHold Common Stock equal to the Exchange Ratio and a number of Earn-Out Shares (as defined below). The Exchange Ratio is defined in the Merger Agreement to be 125,000,000 divided by the number of outstanding shares of Evolv Common Stock and options to purchase shares of Evolv Common Stock as of immediately prior to the Effective Time, after giving effect to the conversion of the Evolv Preferred Stock, Evolv Convertible Notes and Evolv Warrants and as further adjusted pursuant to the Merger Agreement.

Stock Options. At the Effective Time, each outstanding option to purchase shares of Evolv Common Stock shall be converted into an option to purchase shares of NewHold Common Stock equal to the number of shares subject to such option prior to the Effective Time multiplied by the Exchange Ratio, with the per share exercise price equal to the exercise price prior to the Effective Time divided by the Exchange Ratio.

Earn-Out Shares. Following the closing of the merger, former holders of shares of Evolv Common Stock (including shares received as a result of the Evolv Preferred Stock conversion, Evolv Convertible Notes conversion and Evolv Warrants conversion), former holders of Evolv stock options shall be entitled to receive their pro rata share of up to 15,000,000 additional shares of NewHold Common Stock (the “Earn-Out Shares”) if, within a five- year period following the signing date of the Merger Agreement, the closing share price of the NewHold Common Stock equals or exceeds any of three thresholds over any 20 trading days within a 30-day trading period (each, a “Triggering Event”) and, in respect of a former holder of Evolv stock options, the holder continues to provide services to NewHold or one of its subsidiaries at the time of such Triggering Event.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Evolv Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Evolv Business Combination, see our Current Report on Form 8-K filed with the SEC on March 8, 2021, and the Evolv Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Evolve Business Combination and does not contain the risks associated with the proposed Evolv Business Combination. Such risks and effects relating to the proposed Evolv Business Combination will be included in the Evolv Disclosure Statement. INVESTORS AND SECURITY HOLDERS OF NHIC ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE MERGER THAT NHIC WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT NHIC, EVOLV AND THE MERGER. The preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the merger (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 12141 Wickchester Lane, Houston, TX 77079.

General

Overview

We are a newly organized blank check company incorporated on January 24, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We will concentrate on sourcing business combination opportunities with industrial technology businesses, with particular emphasis on those that align with several key themes commonly referred to as “Industry 4.0.” Our management team will target business-to-business sectors whose industry structure is being fundamentally reshaped by technology. They believe that companies in these sectors that are using advanced data analytics, software, artificial intelligence, and cutting edge instrumentation and process automation to make their processes “intelligent” have a significant competitive advantage over those that have not yet embraced such solutions.

We are not, however, required to complete our initial business combination with an industrial technology business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire businesses that we believe are fundamentally sound but would benefit from a public listing to execute their financial, operational, and strategic plans.

We believe that the opportunity within industrial technology businesses is driven by several key trends, including:

●	Flexible Mass Production. Commercial customers demand increasing variety and customization resulting in businesses requiring more flexible manufacturing and logistics solutions.

●	Speed and Agility to Market. Increasing digitization of the selling experience necessitates reducing a product’s time to market and increasing its speed of delivery.

●	Supply Chain Optimization. Effective use of technology is allowing companies to more efficiently and effectively manage complex supply chains without increases in inventory.

●	Efficiency and Productivity Gains. Organizations continually face pressures from their stakeholders to further reduce costs and environmental impact while increasing output and financial returns.

●	Design and Manufacturing Optimization. Designers and engineers desire the ability to economically manufacture a product that very closely matches its optimal design.

●	Energy Efficiency. All energy users are demanding the latest in efficiency technology, both to reduce cost and to demonstrate attention to their carbon footprint.

According to KPMG, enterprise spend on intelligent automation, defined as “technologies that enable the transformation and automation of business processes by leveraging any combination of software robotics, cloud, artificial intelligence and smart machines,” is expected to reach $231.9 billion by 2025 (KPMG, Ready, set, fail? Avoiding setbacks in the intelligent automation race, 2018 and KPMG, Easing the pressure points: The state of intelligent automation, 2019). Organizations have invested significant capital to modernize their production processes in recent years. According to Capgemini Research Institute, manufacturers globally made 30% of their factories “smart” from 2018 to 2019, and plan to transform 40% more from 2020 to 2025 (Capgemini, Smart Factories at Scale, 2019).

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will focus on these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Companies that operate in industries and sectors that are ripe for technological disruption or are currently undergoing technological transformations. We plan to identify sectors that are in the process of or have significant potential to adopt an industrial technology solution. We will seek to acquire a business that operates within an industry that is witnessing at least one or more trends, mentioned above, which we believe are driving the opportunity within industrial technology.

●	Companies with an attractive and defensible competitive position. We will target companies with market positions and technologies that we believe offer long-term competitive advantages. These could include proprietary technology, a market leading product suite, unique processes, strong market share, or a culture of innovation that we believe is enduring and unique.

●	Companies with high revenue growth, or with the potential for high revenue growth. We will seek to acquire businesses that have or are believed to achieve significant revenue growth primarily driven by either adopting or providing an industrial technology solution to disrupt the existing paradigm or increase its market position in the end markets in which it serves. To validate future demand, we look for businesses that can clearly demonstrate a compelling return on investment by either adopting or providing an industrial technology solution and the size of the addressable opportunity.

●	Companies that exhibit the ability to deliver significant operating leverage and future free cash flow whether they may or may not be profitable currently. We will seek to acquire businesses that already have, or have the potential to generate consistent and increasing free cash flow. We do not require the target businesses to be profitable at the time of acquisition, but expect gross margins and contribution margins to be above, or at least in line with, relevant competitors. We view businesses with high gross margins and contribution margins favorably as these businesses possess the potential to deliver significant operating leverage and free cash flow when fully scaled.

●	Knowledgeable management teams with relevant industry experience and proven track record of developing or deploying a technology solution. We aim to target businesses with expert management teams that have specialized knowledge of their respective industry sector and are active leaders in developing or deploying technology to provide a solution for a problem or challenge within their respective industry sector.

●	Benefit from being a public company. We intend to acquire a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Competitive Strengths

Accomplished Leadership Team with Relevant Investment, Public Company and Prior Successful SPAC Experience

Our team has over 60 years of combined private equity experience, complemented by extensive public market expertise that includes successful execution of three prior SPAC business combinations. Kevin Charlton, our Chief Executive Officer, served as an executive officer of, and played an integral role throughout all phases of the SPAC process for Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II and Hennessy Capital Acquisition Corp. III, including the initial public offering, deal sourcing, due diligence, deal structuring, financing, and back-end execution of the initial business combinations.

History of Successfully Sourcing and Executing Transactions as a Team

NewHold Enterprises, a private investment firm founded in 2017 which controls our sponsor, has completed two platform acquisitions and two add-ons since its inception. Messrs. Charlton, Baynes-Reid and Deutsch also previously executed five transactions at River Hollow Partners, the predecessor to NewHold Enterprises, all proprietarily sourced.

Established Track Record of Sourcing Proprietary Opportunities Suitable for both Private and Public Investing

NewHold Enterprises principals have sourced 325 potential opportunities since its inception in 2017, the vast majority outside of traditional sale processes, funded through a proprietary network of family offices and high net worth individuals. Additionally, Mr. Charlton, in his role as President and Chief Operating Officer of the first three Hennessy Capital SPAC vehicles, was a part of a team that developed a unique SPAC-centered deal sourcing model, which resulted in over 400 targets evaluated over the life of Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II and Hennessy Capital Acquisition Corp. III.

Access to NewHold Enterprises’ Proprietary Network of Family Offices and High Net Worth Individuals

NewHold Enterprises sources capital from a series of family offices, each with generally over $1 billion of assets under management, and serves as a direct investing platform for such investors, allowing them to leverage their infrastructure and complement their traditional private equity book. NewHold Enterprises’ network currently consists of more than 100 family offices and more than 95 high net worth investors.

Extensive Experience of Investing in Middle-Market Growth Assets

Our team has extensive experience sourcing and investing in middle market growth companies through private and public investment vehicles. Our focus on flexible hold periods and ownership structures enhances the optionality companies have to focus on operations and integration, and better aligns financial incentives with progressive growth initiatives. Our vehicle and strategy is complementary to NewHold Enterprises’ diversified industrials business. With our IPO, we seek to offer growth equity to industrial technology companies looking for an alternative to traditional private equity.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Sourcing of Potential Business Combination Targets

The NewHold team believes that it is critical to find a transaction where the SPAC offers a unique solution to the seller in comparison to its alternatives. We have found in prior SPACs that it is critical to obtain exclusivity earlier in the process than with other types of transactions, and if the seller is considering a range of transactions, they will only engage with us if the SPAC offers advantages that are critical to their strategy. This requires that our team source a significant number of transactions in order to populate our deal pipeline. We will then apply a series of screens to determine if the potential target is appropriate for a SPAC. These screens would include:

●	Does the company have financial reporting that is ready for the public markets?

●	Would the strategy of the company benefit from the public markets?

●	Is the management team prepared for and interested in the demands of a public listing?

●	Given the peer group relevant for the target, is the valuation that a SPAC transaction would offer the seller of interest to them?

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also utilize our expertise in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing our initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our officers and directors will indirectly own founder shares and/or private placement warrants following our IPO. Because of this ownership, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.”

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor and our officers and directors, other than Marc Saiontz and Neil Glat, have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our IPO, as such may be extended by stockholder approval. Marc Saiontz and Neil Glat have agreed not to participate in the formation of, or become an officer or director of, any other industrial-focused special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our IPO, as such may be extended by stockholder approval.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See the section of this annual report entitled “Management” for a more complete description of our management team’s experience.

In addition, the members of our board of directors have significant executive management and public company experience. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will be useful for sourcing acquisition opportunities. This network has been developed through our management team’s experience in:

●	sourcing, acquiring, operating, developing, growing, financing and selling businesses; and

●	executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know the types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With approximately $172,579,000 in the Trust Account as of December 31, 2020, of which $166,541,500 is available for a Business Combination, assuming no redemptions and after payment of $6,037,500 of deferred underwriting fees, before fees and expenses associated with our Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements that we entered into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

There is no current basis for investors in our Class A shares to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this annual report entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for investors in our IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor have agreed to vote their founder shares and any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the founder shares held by our sponsor, officers, directors and special advisor and that employee, we would need only approximately 11.6%, of the 17,250,000 public shares outstanding to be voted in favor of an initial business combination (assuming only a quorum is present at the meeting) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). In addition, as a result of the founder shares and private placement warrants that the anchor investors may hold (directly or indirectly), they may have different interests with respect to a vote on an initial business combination than other public stockholders. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers, directors, special advisor and such employee may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of our IPO.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of our IPO. However, if our sponsor, our officers or directors or the anchor investors acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes and/or to fund our working capital requirements, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe or for working capital purposes (provided that the funds released for working capital purposes may not exceed $250,000 annually). However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of our IPO and our independent registered public accounting firm.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable and up to $250,000 per year for working capital purposes, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes and up to $250,000 per year for working capital purposes, if any, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,500,000 from the proceeds of our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 24 months from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and up to $250,000 per year for working capital purposes, if any, and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 24 months from the closing of our IPO, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 24 months from the closing of our IPO.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements, divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place, if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions.	If we are unable to complete our initial business combination within 24 months from the closing of our IPO, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and the taxes payable.	If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Periodic Reporting and Financial Information

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Employees

We currently have 3 officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 12141 Wickchester Lane, Houston, TX 77079, and our telephone number is (212) 653-0153. Our executive offices are provided to us by our sponsor. Commencing on August 4, 2020, we have paid an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “NHICU” on August 4, 2020. On September 22, 2020, we announced that holders of the Company’s units may elect to separately trade the shares of Class A common stock and warrants included in its units, commencing on or about September 22, 2020. The shares of Class A common stock and warrants will trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols NHIC and NHICW, respectively. Units not separated will continue to trade on Nasdaq under the symbol NHICU. After separation, the shares of Class A common stock and warrants may be recombined to create units.

Holders of Record

As of December 31, 2020, there were 17,250,000 of our shares of Class A common stock issued and outstanding held by approximately 300 stockholders of record and 4,312,500 shares of Class B common stock held by 1 stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In February 2020, we issued an aggregate of 4,312,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.006 per share. In July 2020, our sponsor forfeited 920,000 founder shares and the anchor investors purchased 920,000 founder shares for an aggregate purchase price of approximately $5,333, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO. These Class B shares will automatically convert into shares of Class A common stock at the time of our initial business combination as described herein.

On August 4, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with the Sponsor and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Mint Tower Capital Management B.V. (collectively the “Anchor Investors”) of 5,250,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,250,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. On August 14, 2020, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 450,000 Private Warrants (the “Over-Allotment Private Placement” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $450,000. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. The Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

Use of Proceeds

On August 4, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with the Sponsor and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Mint Tower Capital Management B.V. (collectively the “Anchor Investors”) of 5,250,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,250,000. On August 14, 2020, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 450,000 Private Warrants (the “Over-Allotment Private Placement” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $450,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. The Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

A total of $172,500,000 of the net proceeds from the sale of Units in the IPO and the private placement on August 4, 2020 were placed in a trust account established for the benefit of the Company’s public stockholders at UBS Financial Services, Inc. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by August 4, 2022.

On February 20, 2020, the Company issued an unsecured promissory note to the Company’s Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. As of August 4, 2020, the Company had borrowed an aggregate of approximately $47,000 under the Promissory Note, which was repaid in connection with the closing of the Initial Public Offering, on August 4, 2020.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on January 24, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

  On August 4, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with the Sponsor and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Mint Tower Capital Management B.V. (collectively the “Anchor Investors”) of 5,250,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,250,000. On August 14, 2020, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 450,000 Private Warrants (the “Over-Allotment Private Placement” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $450,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. The Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

Results of Operations

Our only activities from January 24, 2020 (inception) through August 4, 2020 were organizational activities, those necessary to consummate the Initial Public Offering, described below. Subsequent to August 4, 2020 our activities include seeking to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of income on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 24, 2020 (inception) through December 31, 2020, we had net loss of approximately $951,000, which consisted of operating costs of approximately $1,030,000 offset by income on investments held in the Trust Account of approximately $79,000. Included in the operating costs of approximately $1,030,000 is approximately $706,000 of professional, consulting, diligence and other costs related to evaluating business combination candidates, approximately $166,000 for professional, compliance, listing and insurance costs associated with the Company’s public reporting, approximately $83,000 for taxes (a portion of which can be reimbursed from the Trust Account), and approximately $75,000 paid to our Sponsor for Administrative Support Agreement, among other costs

Liquidity and Capital Resources

We consummated our Initial Public Offering of 17,250,000 Units, including the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,250,000 Private Placement Warrants to our Sponsor, at $1.00 per Private Placement Warrant, generating gross proceeds of $5,250,000. On August 14, 2020, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 450,000 Private Warrants (the “Over-Allotment Private Placement” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $450,000.

Transaction costs amounted to approximately $9,986,500 consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and approximately $499,000 of other offering costs.

For the period from January 24, 2020 (inception) through December 31, 2020, cash used in operating activities was approximately $454,000. Net loss of approximately $951,000 was affected by income earned on investments held in the Trust Account of approximately $79,000. Changes in operating assets and liabilities provided approximately $576,000 of cash for operating activities.

As of December 31, 2020, we had investments held in the Trust Account of $172,579,000 consisting of U. S. government treasury bills which matured on February 4, 2021. Upon maturity, the proceeds were invested in U.S. government treasury bills maturing on May 6, 2021. At December 31, 2020, income of approximately $79,000 was available to us to pay taxes which were accrued at approximately $83,000. Through December 31, 2020, however, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2020, we had cash of approximately $1,328,000. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of notes may be convertible into Private Placement Warrants, at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on August 4, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $6,037,500. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Offering (approximately $9,986,500) including underwriters’ discount paid and deferred, have been charged to equity upon completion of the Offering.

Common Stock Subject to Possible Redemption

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2020, 16,229,286 of the 17,250,000 public shares were classified outside of permanent equity.

Net Income (Loss) per Common Share

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended December 31, 2020 and for the period from January 24, 2020 (inception) to December 31, 2020:

For the Period from January 24, 2020 (date of inception) to December 31, 2020

Net income available to Class A common stockholders:
Interest income	$79,000
Less: Income and franchise taxes to the extent of income	(79,000)
Net income attributable to Class A common stockholders	$-

Net income available to Class B common stockholders:
Net loss	$(951,000)
Less: amount attributable to Class A common stockholders	(79,000)
Net (loss) attributable to Class B common stockholders	$(1,030,000)

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March [●], 2021.

Name	Age	Position
Kevin Charlton	54	Chief Executive Officer
Thomas J. Sullivan	57	Director, Chairman of the Board of Directors
Charles Goldman	51	Director, Vice Chairman of the Board of Directors
Charlie Baynes-Reid	45	Chief Operating Officer
Adam Deutsch	34	Chief Financial Officer
Marc Saiontz	47	Director
Kathleen Harris	58	Director
Brian Mathis	53	Director
Neil Glat	52	Director
Suzy Taherian	51	Director

Kevin Charlton, CEO.  Kevin Charlton is our Chief Executive Officer. Mr. Charlton has been the Co-Chairman of NewHold Enterprises since 2017 and has spent more than 20 years in private equity. Prior to NewHold Enterprises, Mr. Charlton was the Co-Founder of River Hollow Partners from June 2013 through April 2017. From January 2014 through February 2015, Mr. Charlton was the President and Chief Operating Officer of Hennessy Capital Acquisition Corp., a $115 million NASDAQ-listed SPAC that merged with Blue Bird Corporation (NASDAQ: BLBD), the school bus manufacturer, in February 2015. From July 2015 through February 2017, he then served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Hennessy Capital Acquisition Corp. II, a $200 million NASDAQ-listed SPAC that merged with Daseke, Inc. (NASDAQ: DSKE), in February 2017. From July 2017 through October 2019, Mr. Charlton served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Hennessy Capital Acquisition Corp. III, a $275 million NYSE-listed SPAC that merged with NRC Group (NYSE: NRCG) in October 2018. Prior to NewHold, Mr. Charlton was with JPMorgan (NYSE: JPM), Investcorp, and Macquarie (ASX: MQG). Mr. Charlton has served on more than 25 Boards of Directors in all relevant roles, and in almost all cases as Chairman or Lead Director on behalf of the majority owner. Prior to his career in private equity, Mr. Charlton was with McKinsey and Company in New York and NASA Headquarters in Washington, DC. Mr. Charlton has been Chairman of American AllWaste LLC since May 2018, and currently serves on the Boards of Daseke, Inc. (NASDAQ: DSKE), a heavy haul trucking company that he took public in February 2017; Spirit Realty Capital (NYSE: SRC), a triple net commercial REIT that he took public in 2012; and Macro Energy LLC, a high efficiency lighting company. Mr. Charlton currently serves as the Chairman of F&S Precision Holdings, Inc., a company that does precision tooling for plastic injection molding. Mr. Charlton has successfully sold companies to both strategic and financial investors, maximized value through the staged exit to separate buyers, and taken companies public, including companies in the manufacturing, distribution, business services, transportation, real estate, consumer products, and food and beverage sectors. He has a long history of working in partnership with management to develop and execute a strategic agenda. Mr. Charlton received his Bachelor’s degree in Aerospace Engineering cum laude from Princeton University in 1988, his Master of Science in Aerospace Engineering with Distinction from the University of Michigan in 1990, and his Master of Business Administration with Honors from the Kellogg School at Northwestern University in 1995.

Charlie Baynes-Reid, COO.  Charlie Baynes-Reid is our Chief Operating Officer. Mr. Baynes-Reid is a founding partner and Managing Director of NewHold Enterprises, having spent more than 20 years in private equity and principal investing, both as a legal advisor and as an investor. Mr. Baynes-Reid has extensive experience working with portfolio companies on acquisitions and divestures, consolidation strategies, debt financing and refinancing, capital markets and exit strategies through private sales, public mergers, and initial public offerings (or IPOs). He also has significant knowledge of core legal and regulatory considerations relating to both domestic as well as complex cross border transactions and his sector experience includes companies focusing on logistics, business services, real estate, diversified industrials, renewable energy, and financial services. Qualifying as a lawyer in the United Kingdom in 2001 with Simmons & Simmons law firm practicing in the Corporate Finance Group, he worked in London and Tokyo before moving to the Minter Ellison law firm in Sydney focusing on mergers and acquisitions. He joined Macquarie (ASX: MQG) in 2005, working primarily on acquisitions, based initially in Sydney. In 2007, he relocated to Macquarie’s New York office, where he focused on principal investments and capital markets transactions across multiple jurisdictions, before becoming one of the founding partners of River Hollow Partners in early 2014, where he continues to serve as a partner and General Counsel. Since 2017, Mr. Baynes-Reid has been a Founding Partner, Managing Director and General Counsel for NewHold Enterprises LLC. Mr. Baynes-Reid received his LLB Honors degree in Business Law from City University, London and is dual-qualified as an English lawyer and a member of the New York Bar. Mr. Baynes-Reid currently serves as the Chairman of Macro Energy LLC, the first NewHold Enterprises industrial technology platform, which he helped launch, is on the Board of NewHold AEC Corp. and Powerful Foods LLC, and is a Board observer for Luna Pharmaceuticals, Inc.

Adam Deutsch, CFO.  Adam Deutsch is our Chief Financial Officer. Mr. Deutsch has served as the Vice President of NewHold Enterprises since 2018. Prior to joining NewHold, Mr. Deutsch served as Vice President and was a founding member of River Hollow Partners from September 2013 through December 2017. Prior to that, Mr. Deutsch spent five years at Laurus Capital, where he participated in over 30 transactions involving extensive restructuring of distressed businesses, including various take-private transactions and reverse mergers. He has guided numerous companies through the identification and implementation of strategic growth initiatives, with an emphasis on empowering managers as a means to driving value. Mr. Deutsch began his career in the UBS (SWX: UBSG) retail banking group. Mr. Deutsch earned a Bachelor of Arts degree from Vassar College, and an MBA with Honors from the Columbia Business School. He has served as Chief Financial Officer of Macro Energy LLC since 2014, and sits on the Board of American AllWaste LLC and F&S Precision Holdings, Inc.

Thomas J. Sullivan, Chairman.  Thomas Sullivan is the Chairman of the Board as of the date hereof. Mr. Sullivan has over 30 years of experience in finance and operations. Mr. Sullivan has served as a partner with Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds, since June 2016 where he is responsible for portfolio management of Standard General’s SG Special Situations Fund L.P.. He has served on numerous boards for over 20 years and has broad leadership skills and extensive operational and financial restructuring experience as well as experience in the fields of private equity and capital markets. He is currently a member of the Board of Trustees of Spirit MTA REIT (NASDAQ: SMTA) and Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB). He previously served as a director of Hennessy Acquisition Corp. II, a NASDAQ-listed SPAC, from July 2015 to February 2017. From 2009 to 2015, Mr. Sullivan was the Managing Partner of Smallwood Partners, LLC, a financial advisory services firm. From 1996 to 2008, Mr. Sullivan served as a Managing Director of Investcorp International, Inc., a global middle market private equity firm, where he was a member of the U.S. Investment Committee and a Senior Partner on the Post-Acquisition Team. Prior to his time at Investcorp, he served as Vice President and Treasurer of The Leslie Fay Companies. Previously, Mr. Sullivan was a Senior Manager in the Turnaround and Restructuring Group and a Senior and Staff Account of Arthur Anderson & Co. Mr. Sullivan holds a Bachelor’s degree from Villanova University. We believe that Mr. Sullivan is qualified to serve on our board of directors based on his public company experience and transaction expertise.

Charles Goldman, Vice Chairman.  Charles Goldman has served as one of our directors since inception and is the Vice Chairman of the Board as of the date hereof. Mr. Goldman has been the Co-Founder and Co-Chairman of NewHold Enterprises since 2017, and has spent more than 20 years in private equity. Prior to NewHold Enterprises, Mr. Goldman worked at Mill Road Capital from 2005 until 2017, where he was a founding partner, JPMorgan Partners, including Chase Capital Partners, and Chemical Venture Partners. Mr. Goldman is Chairman of the Board of NewHold AEC Corp. and serves on the board of American AllWaste LLC. Mr. Goldman’s private equity career includes extensive experience in deal sourcing, structuring, debt-financing, and portfolio company management. He has led transactions including buyouts of public and private companies, growth equity, structured investments and investments in public companies. In addition to his deal sourcing and structuring responsibilities, Mr. Goldman has extensive experience serving as a board member and working in partnership with management, and has worked with companies in industries including aerospace, automotive, business services, retail and telecommunications. In addition to his work at Mill Road and JPMorgan Partners, Mr. Goldman worked at Ascend Media where he was an Executive Vice President and at Dillon, Read & Co. where he was an investment banking analyst. Mr. Goldman received Bachelor of Arts and Bachelor of Sciences degrees from the College of Arts and Sciences and The Wharton School of the University of Pennsylvania, respectively. Mr. Goldman also received an MBA from the Harvard Business School. We believe that Mr. Goldman is qualified to serve on our board of directors based on his expertise in the financial services and industrial technology industries.

Neil Glat.  Neil Glat is one of our independent directors and chairs the Nominating Committee as of the date hereof. From September 2019 through March 2020, Mr. Glat was a Senior Advisor to the New York Jets, as well as a Managing Member of NG Strategies, LLC. From April 2012 through August 2019, Mr. Glat served as the President of the New York Jets. Prior to that, Mr. Glat was a senior executive at the National Football League for 15 years, where he oversaw corporate development and strategy, in addition to having top-tier experience in management consulting at McKinsey & Company and investment banking at Dillon, Read & Co. Mr. Glat is currently on the Board of ASM Global, a privately-held company which is the world’s largest stadium, arena, convention center, theater, and venue management company and which was formed by the recent merger of SMG and AEG Facilities. In addition, Mr. Glat serves on many philanthropic boards. Mr. Glat has extensive operating and strategic experience in sports, entertainment, media, and hospitality. During his more than 25 years in combined tenures at the New York Jets, the National Football League, and professional service firms, Mr. Glat has consistently focused on, among other things, driving revenue growth, increasing consumer engagement, identifying new businesses, encouraging innovation, developing forward-looking strategies, and executing strategic transactions and deals. Mr. Glat earned a Bachelor of Sciences degree in Economics from The Wharton School at the University of Pennsylvania and a JD from Harvard Law School. We believe that Mr. Glat is qualified to serve on our board of directors based on his extensive operational, managerial, strategic, and financial experience.

Kathleen Harris.  Kathleen Harris is one of our independent directors and chairs the Audit Committee as of the date hereof. Ms. Harris has more than 30 years of experience in investment management and fundamental research in public equity markets, as well as operational management of a private company. Ms. Harris has been the Chief Financial Officer of Dinges Fire Company, a Midwest fire equipment distributor, since February 2018. Prior to joining Dinges Fire Company, she was an investment analyst for hedge fund SDK Capital, specializing in long/short analysis of U.S. companies from January 2015 through February 2018. From 1995 to 2004, as a partner for Oechsle International Advisors, Ms. Harris was a portfolio manager and equity analyst for institutional clients invested in non-US and emerging markets. From 1990 to 1995, Ms. Harris was international portfolio manager and analyst for the State of Wisconsin Investment Board. Her research expertise spans company, industry, and market analysis including health care, telecommunications, consumer staples, consumer discretionary, and industrial groups across U.S., European, Asian, and emerging markets. Ms. Harris began her career as analyst and portfolio manager at The Northern Trust Company in Chicago. She successfully completed the Chartered Financial Analyst program in 1988 and earned her Bachelor of Sciences degree from the University of Illinois in 1984 and an MBA from the University of Chicago in 1987. We believe that Ms. Harris is qualified to serve on our board of directors based on her extensive financial, operational, and principal investing experience.

Brian Mathis.  Brian P. Mathis is one of our independent directors and chairs the Compensation Committee as of the date hereof. Since January 2011, Mr. Mathis has been a founding partner of Pine Street Alternative Asset Management LP and brings significant alternative asset investment experience, including hedge fund, private equity, and venture capital experience. Previously, Mr. Mathis was a Co-Managing Partner of Provident Group Asset Management, LLC where he was a member of the investment committee and primarily responsible for portfolio construction and capital raising. Before joining PGAM, Mr. Mathis was a Managing Director at Advent Capital Management, responsible for business development and marketing of their multi-strategy, credit, and convertible hedge fund strategies. Prior to Advent, Mr. Mathis was a Director at Pacific Alternative Asset Management Company (PAAMCO), a fund of hedge funds with over $7.5 billion of assets under management. At PAAMCO, he was a member of the Investment Management Committee, evaluating directional hedge fund strategies, portfolio asset allocation and guiding strategic initiatives for the firm, including establishing PAAMCO’s London office. Prior to PAAMCO, Mr. Mathis was a Vice President at JPMorgan (NYSE: JPM) serving in various private equity groups focusing on investments in the hedge fund space, later-stage venture/growth capital, and mid-cap LBOs, as well as private equity placements. Mr. Mathis served on the Board of Directors/Advisors for PlusFunds (observer), Eastport Operating Partners LP, Edison Schools, LinksCorp, and Bell Sports. Mr. Mathis received a Bachelor of Business Administration degree from the University of Michigan Business School and a JD/MPA from Harvard Law School and the John F. Kennedy School of Government, Harvard University, respectively. We believe that Mr. Mathis is qualified to serve on our board of directors based on his extensive principal investing and capital markets experience.

Marc Saiontz.  Marc Saiontz is one of our independent directors as of the date hereof. Mr. Saiontz is a private equity investor and entrepreneur. He is the founder of the private investment firm SnowBridge Capital. Mr. Saiontz has extensive experience working with founders and CEOs of leading middle market businesses, having invested in many private companies over his career, with significant roles as Chairman and lead director on behalf of the majority investor in numerous of those companies. Mr. Saiontz joined the private equity firm American Securities in 1996 as one of the earliest investment professionals. In December 2018, Mr. Saiontz transitioned to a Senior Adviser until May 2019, after serving as a Managing Director for over 10 years. Prior to joining American Securities, Mr. Saiontz worked with Morgan Stanley Capital Partners, where he focused on private equity investments. Mr. Saiontz received a Bachelor of Sciences degree in Economics from the Wharton School of the University of Pennsylvania in 1995 and an MBA from Stanford University’s Graduate School of Business in 2001. We believe that Mr. Saiontz is qualified to serve on our board of directors based on his extensive strategic and investing experience.

Suzy Taherian.  Suzy Taherian is one of our independent directors as of the date hereof. Ms. Taherian has over 25 years of experience acting as Chief Financial Officer, Chief Operating Officer, and acting Chief Financial Officer for global industrial companies. She started her career as a consultant with Accenture, advising large companies on implementation of ERP systems to optimize operations. She later held various senior finance roles for 16 years at Exxon and Chevron. Since January 2020, Ms. Taherian has been an advisor to TKCapital, a private equity firm with investments in industrial companies. Additionally, Ms. Taherian has served as Chief Financial Officer of several industrial companies — from February 2017 through December 2019, at Kinetic Systems Inc., a global engineering and construction firm; from July 2016 through January 2017, at RePower, a national software company; from June 2015 through June 2016, at NobleIron, a publicly-traded construction equipment rental company (TSX:NIR); and from April 2013 through May 2015, at eCullet, a national manufacturer of glass. Over her career, she has worked on financings of over $4.5 billion and M&A transactions of over $2.5 billion. She previously served on numerous boards such as Glass to Glass, a joint venture with Owens Illinois which is the world’s largest glass manufacturer, and Chevron Federal Credit Union, which has over $1 billion in assets. She previously served on boards of various nonprofits (including a homeless shelter and a school) and is an active community leader and was appointed as the Contra Costa County Library Commissioner, advocating for literacy and education for 1million residents of the county. Since 2019, she has been on the Steering Committee of CFO Leadership Council, a national organization of Chief Financial Officers. Additionally, Ms. Taherian has been an adjunct professor at UC Davis Graduate School of Management for last 9 years, teaching courses on International Finance and International Business. Ms. Taherian holds a Bachelor of Science degree in Mechanical Engineering from UC Davis and an MBA from the Kellogg School of Management, Northwestern University. We believe that Ms. Taherian is qualified to serve on our board of directors based on her 25 years of experience as a finance executive with industrial companies.

Special Advisor

Nicholas Petruska.  Nicholas Petruska serves as a special advisor to the Company and focuses primarily on issues of transaction execution. Mr. Petruska has served as the Executive Vice President, Chief Financial Officer and Secretary of Hennessy Capital Acquisition Corp. IV (NASDAQ: HCAC) since its formation. Mr. Petruska advised Hennessy Capital I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD). From April 2015 to February 2017, Mr. Petruska served as Chief Financial Officer of Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke Inc. (NASDAQ: DSKE). From March 2017 to October 2018, Mr. Petruska served as Chief Financial Officer of Hennessy III, which merged with NRC Group in October 2018. From July 2012 to July 2014, Mr. Petruska served as an associate at CHS Capital, a Chicago-based middle market private equity investment firm, where he evaluated leveraged buyouts and structured equity investments across multiple sectors and monitored certain portfolio companies of CHS. From January 2010 to July 2012, Mr. Petruska served as an investment banking analyst for Morgan Stanley (NYSE: MS) in the mergers and acquisitions and corporate finance groups with a focus on diversified industrials and consumer retail. He holds a B.S. degree, summa cum laude, from Miami University with majors in Finance and Decision Sciences.

Number and Terms of Office of Officers and Directors

Our board of directors consists of 7 directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Neil Glat and Kathleen Harris, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Marc Saiontz and Brian Mathis will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Charles Goldman, Thomas Sullivan and Suzy Taherian, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including, without limitation, a Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Suzy Taherian, Thomas Sullivan, Neil Glat, Marc Saiontz, Kathleen Harris and Brian Mathis are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on August 4, 2020, we have paid an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No other compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors will have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Effective as of August 4, 2020, we have established an audit committee of the board of directors. Suzy Taherian, Brian Mathis and Kathleen Harris serve as members of our audit committee, and Kathleen Harris will chair the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Suzy Taherian, Brian Mathis and Kathleen Harris meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Kathleen Harris qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We will adopt an audit committee charter, which will detail the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Effective as of August 4, 2020, we have established a compensation committee of the board of directors. Brian Mathis, Marc Saiontz, and Neil Glat serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Brian Mathis, Marc Saiontz, and Neil Glat are independent, and Brian Mathis will chair the compensation committee.

We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $15,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

Effective as of August 4, 2020, we have established a nominating committee of the board of directors, which consists of Neil Glat, Thomas Sullivan and Suzy Taherian, each of whom is an independent director under Nasdaq’s listing standards. Neil Glat chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.report. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor and our officers and directors, other than Marc Saiontz and Neil Glat, have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our IPO, as such may be extended by stockholder approval. Marc Saiontz and Neil Glat have agreed not to participate in the formation of, or become an officer or director of, any other industrial-focused special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our IPO, as such may be extended by stockholder approval. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, and the anchor investors have agreed to waive their redemption rights with respect to their founder shares in such situation. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the closing of our IPO, although they will be entitled to such liquidating distributions with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor or the anchor investors until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or the anchor investors (as applicable) or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the founder shares would be subject to the same restrictions.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $100,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Kevin Charlton	NewHold Enterprises, Industrial Holding Company Spirit Realty Capital Daseke, Inc. American AllWaste LLC	Investment firm Real estate investment trust (REIT) Transportation and Logistics Growth platform focused on non-hazardous liquid waste industry	Co-Chairman Director Director Chairman
	F&S Precision Holdings, Inc.	Precision tooling for plastic injection molding	Chairman
	Macro Energy LLC	Provider of lighting solutions	Director
Thomas J. Sullivan	Investcorp Credit Management BDC, Inc. Spirit MTA REIT	Credit manager Real estate investment trust	Director Director
Charles Goldman	NewHold Enterprises LLC American AllWaste LLC	Investment firm Growth platform focused on non-hazardous liquid waste industry	Co-Chairman Director
	NewHold AEC Corp.	Architecture and engineering services	Chairman
Charlie Baynes-Reid	NewHold Enterprises LLC	Investment firm	Managing Director and General Counsel
	River Hollow Partners, LLC	Investment firm	General Counsel
	Macro Energy LLC	Provider of lighting solutions	Director
	Powerful Foods LLC	Food and beverage company	Director
	NewHold AEC Corp.	Architecture and engineering services	Director
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	General Counsel
Adam Deutsch	NewHold Enterprises LLC American AllWaste LLC	Investment firm Growth platform focused on non-hazardous liquid waste industry	Vice President Director
	Macro Energy LLC	Provider of lighting solutions	Chief Financial Officer
	F&S Precision Holdings, Inc.	Precision tooling for plastic injection molding	Director
Marc Saiontz	Snowbridge Capital Beachy, Inc.	Investment firm Information technology and services	Director Director
Kathleen Harris	Dinges Partners Group	Fire equipment company	Chief Financial Officer and Director
Brian Mathis	Pine Street Alternative Asset Management LP	Asset management firm	Partner
Neil Glat	NG Strategies, LLC	Strategic consulting firm	Managing Member

	ASM Global Parent, Inc.	Venue management	Director

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation will provide that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

PRINCIPAL STOCKHOLDERS

Our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination. Further, the anchor investors entered into separate agreements with us, the combined effect of which is that, if the anchor investors, collectively, do not own 4,000,000 public shares on the date of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, certain or all of the anchor investors will be required to transfer to our sponsor a pro rata portion of the founder shares they purchased prior to our IPO. In addition, each anchor investor is subject to any forfeiture of their founder shares on the same terms as the founder shares held by our sponsor may be forfeited in connection with our business combination, provided such forfeiture shall not reduce the number of founder shares held by such anchor investor below 25% of the founder shares purchased by such anchor investor prior to our IPO.

There can be no assurance as to the amount of equity the anchor investors will retain, if any, upon the consummation of our initial business combination. In the event that the anchor investors purchase such units (either in our IPO or after) and vote them in favor of our initial business combination, it is possible that no votes from other public stockholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result of the founder shares and private placement warrants that the anchor investors may hold (directly or indirectly), they may have different interests with respect to a vote on an initial business combination than other public stockholders.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Restrictions on Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor (or a subscription agreement in the case of each of the anchor investors). Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the case of an anchor investor, to such anchor investor’s affiliates, or any investment fund or other entity controlled or managed by such anchor investor, or to any investment manager or investment advisor of such anchor investor or an affiliate of any such investment manager or investment advisor, provided, however, that in the case of clauses (a) through (e), (g) or (h), these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor, officers, directors, special advisor or such employee or the anchor investors, as the case may be, with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this annual report).

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of our IPO, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 22, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 22, 2021, we had 17,250,000 Class A and 4,312,500 Class B shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 22, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Shares
NewHold Industrial Technology Holdings LLC(3)	2,525,000	11.1%
Kevin Charlton(3)	2,660,000	11.8%
Thomas J. Sullivan	50,000	*
Charles Goldman(3)	2,660,000	11.8%
Charlie Baynes-Reid(3)	2,625,000	11.6%
Adam Deutsch(3)	2,592,500	11.5%
Nick Petruska	200,000	1.1%
Marc Saiontz	32,500	*
Kathleen Harris	40,000	*
Brian Mathis	35,000	*
Neil Glat	35,000	*
Suzy Taherian	32,500	*
UBS O’Connor LLC(2)(4)	345,000	1.6%
Magnetar Financial LLC(2)(5)	345,000	1.6%
Mint Tower Capital Management B.V.(2)(6)	230,000	1.1%
All directors and executive officers as a group (10 individuals)	3,187,500	14.6%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 12141 Wickchester Ln., Houston, TX 77079.

(2)	These shares represent the founder shares held by our initial stockholders, an aggregate of 562,500 of which are subject to forfeiture by the sponsor and the anchor investors depending on the extent to which the underwriters’ over-allotment option is not exercised in full or in part.

(3)	Our sponsor is controlled by NewHold Enterprises. Investment and voting decisions for NewHold Enterprises are made by Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch. Each of our officers and directors has an economic interest in our Sponsor. 2,525,000 of the shares beneficially owned by each of Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch consist of the shares owned by our sponsor. Each of Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch disclaims any pecuniary interest in such shares except to the extent of their beneficial interest in NewHold Enterprises.

(4)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The registered holders of the referenced shares are funds and accounts under management by UBS O’Connor LLC. The applicable portfolio managers, as managing directors of such entity, have voting and investment power over the shares held by the funds and accounts, which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts and such portfolio managers is 1N. Wacker Drive, 31st Floor, Chicago, IL 60606.

(5)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The registered holders of the referenced shares are funds and accounts under management by Magnetar Financial LLC. The applicable portfolio managers, as managing directors of such entity, have voting and investment power over the shares held by the funds and accounts, which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts and such portfolio managers is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

(6)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The registered holders of the referenced shares are funds and accounts under management by Mint Tower Capital Management B.V. The applicable portfolio managers, as managing directors of such entity, have voting and investment power over the shares held by the funds and accounts, which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts and such portfolio managers is Beursplein 5, 1012 JW Amsterdam, Netherlands.

Our initial stockholders (including the anchor investors) beneficially own 20% of the issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

In February 2020, our sponsor purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. In July 2020, our sponsor transferred an aggregate of 867,500 founder shares, including to the following persons: (i) 32,500 founder shares to each of Marc Saiontz and Suzy Taherian, two of our independent directors, (ii) 35,000 founder shares to each of Neil Glat and Brian Mathis, two of our independent directors, (iii) 40,000 founder shares to Kathleen Harris, one of our independent directors, (iv) 50,000 founder shares to Thomas Sullivan, one of our independent directors, (v) 67,500 founder shares to Adam Deutsch, our Chief Financial Officer, (vi) 100,000 founder shares to Charlie Baynes-Reid, our Chief Operating Officer, (vii) 135,000 founder shares to each of Kevin Charlton and Charles Goldman, our Chief Executive Officer and director, respectively, and (viii) 200,000 founder shares to Nick Petruska, our special advisor. In July 2020, our sponsor forfeited 920,000 founder shares and the anchor investors purchased 920,000 founder shares for an aggregate purchase price of approximately $5,333, or approximately $0.006 per share.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2020, our sponsor purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. In July 2020, our sponsor transferred an aggregate of 867,500 founder shares, including to the following persons: (i) 32,500 founder shares to each of Marc Saiontz and Suzy Taherian, two of our independent directors, (ii) 35,000 founder shares to each of Neil Glat and Brian Mathis, two of our independent directors, (iii) 40,000 founder shares to Kathleen Harris, one of our independent directors, (iv) 50,000 founder shares to Thomas Sullivan, one of our independent directors, (v) 67,500 founder shares to Adam Deutsch, our Chief Financial Officer, (vi) 100,000 founder shares to Charlie Baynes-Reid, our Chief Operating Officer, (vii) 135,000 founder shares to each of Kevin Charlton and Charles Goldman, our Chief Executive Officer and director, respectively, and (viii) 200,000 founder shares to Nick Petruska, our special advisor. In July 2020, our sponsor forfeited 920,000 founder share and the anchor investors purchased 920,000 founder shares for an aggregate purchase price of approximately $5,333, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In February 2020, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO pursuant to a promissory note. As of August 4, 2020, we had borrowed approximately $47,000 under the promissory note, including approximately $3,000 for costs paid directly by our sponsor. The note was non-interest bearing, unsecured and was paid promptly after our IPO on August 4, 2020.

Commencing on August 4, 2020, we have paid an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

On August 4, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with the Sponsor and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Mint Tower Capital Management B.V. (collectively the “Anchor Investors”) of 5,250,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,250,000. On August 14, 2020, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 450,000 Private Warrants (the “Over-Allotment Private Placement” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $450,000.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $100,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

As more fully discussed in the section of this annual report entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from January 24, 2020 (inception) through December 31, 2020, the firm of WithumSmith + Brrown PC, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC in the amount of $70,555 for the period from January 24, 2020 (inception) through December 31, 2020. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay WithumSmith+Brown, PC for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from January 24, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay WithumSmith+Brown, PC for tax planning and tax advice for the year ended December 31, 2020 and for the period from January 24, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay WithumSmith+Brown, PC for other services for the year ended December 31, 2020 and for the period from January 24, 2020 (inception) through December 31, 2020.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2020, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation dated February 28, 2020 (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

3.2	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

3.3	By Laws (incorporated by reference to Exhibit 3.5 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.4 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.1	Form of Letter Agreement among the Registrant and its officers and directors and NewHold Industrial Technology Holdings LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.2	Promissory Note, dated February 20, 2020, issued to NewHold Industrial Technology Holdings LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.4	Form of Registration Rights Agreement between the Registrant and certain security holders (incorporated by reference to Exhibit 10.4 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.5	Subscription Agreement, dated February 28, 2020, between the Registrant and NewHold Industrial Technology Holdings LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.6	Form of Private Placement Warrants Subscription Agreement between the Registrant and NewHold Industrial Technology Holdings LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.8	Form of Administrative Support Agreement by and between the Registrant and NewHold Enterprises (Management) LLC (incorporated by reference to Exhibit 10.8 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.9	Form of Subscription Agreement by and among the Registrant, NewHold Industrial Technology Holdings LLC and each of the Anchor Investors (incorporated by reference to Exhibit 10.9 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWHOLD INVESTMENT CORP.

Dated: March 25, 2021	By:	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Charlton	Chief Executive Officer	March 25, 2021
Kevin Charlton	(Principal Executive Officer)

/s/ Adam Deutsch	Chief Financial Officer and Head of Strategy	March 25, 2021
Adam Deutsch	(Principal Accounting and Financial Officer)

/s/ Thomas J. Sullivan	Chairman and Director	March 22, 2021
Thomas J. Sullivan

/s/ Charles Goldman	Vice Chairman and Director	March 22, 2021
Charles Goldman

/s/ Marc Saiontz	Director	March 22, 2021
Marc Saiontz

/s/ Kathleen Harris	Director	March 22, 2021
Kathleen Harris

/s/ Brian Mathis	Director	March 22, 2021
Brian Mathis

/s/ Neil Glat	Director	March 22, 2021
Neil Glat

/s/ Suzy Taherian	Director	March 22, 2021
Suzy Taherian

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation dated February 28, 2020 (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

3.2	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

3.3	By Laws (incorporated by reference to Exhibit 3.5 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.4 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.1	Form of Letter Agreement among the Registrant and its officers and directors and NewHold Industrial Technology Holdings LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.2	Promissory Note, dated February 20, 2020, issued to NewHold Industrial Technology Holdings LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.4	Form of Registration Rights Agreement between the Registrant and certain security holders (incorporated by reference to Exhibit 10.4 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.5	Subscription Agreement, dated February 28, 2020, between the Registrant and NewHold Industrial Technology Holdings LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.6	Form of Private Placement Warrants Subscription Agreement between the Registrant and NewHold Industrial Technology Holdings LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.8	Form of Administrative Support Agreement by and between the Registrant and NewHold Enterprises (Management) LLC (incorporated by reference to Exhibit 10.8 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

10.9	Form of Subscription Agreement by and among the Registrant, NewHold Industrial Technology Holdings LLC and each of the Anchor Investors (incorporated by reference to Exhibit 10.9 filed with the Form S-1/A filed by the Registrant on July 23, 2020).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

NEWHOLD INVESTMENT CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

NewHold Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NewHold Investment Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from January 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from January 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 25, 2021

NEWHOLD INVESTMENT CORP.

BALANCE SHEET

December 31, 2020

ASSETS
Current assets:
Cash	$1,328,000
Prepaid expenses and other assets	184,000
Total current assets	1,512,000
Cash and investments held in trust account	172,579,000

Total assets	$174,091,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$677,000
Accrued income and franchise taxes	83,000
Total current liabilities	760,000
Other liabilities:
Deferred underwriting compensation	6,038,000
Total liabilities	6,798,000

Common stock subject to possible redemption; 16,229,286 shares (at approximately $10.00 per share)	162,293,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	-
Class A common stock, $0.0001 par value; 45,000,000 authorized shares; 1,020,714 issued and outstanding (excluding 16,229,286, subject to possible redemption)	-
Class B common stock, $0.0001 par value, 5,000,000 authorized shares 4,312,500 shares issued and outstanding	-
Additional paid-in-capital	5,951,000
Retained earnings (accumulated deficit)	(951,000)
Total stockholders’ equity	5,000,000

Total liabilities and stockholders’ equity	$174,091,000

See accompanying notes to financial statements

NEWHOLD INVESTMENT CORP.

STATEMENT OF OPERATIONS

For the Period from January 24, 2020 (inception) to December 31, 2020

Revenues	$-
General and administrative expenses	1,030,000
Loss from operations	(1,030,000)
Other income – Income on Trust Account	79,000
Income before provision for income tax	(951,000)
Provision for income tax	-
Net loss	$(951,000)

Two Class Method for Per Share Information:

Weighted average Class A common shares outstanding - basic and diluted	17,114,000
Net income per Class A common share – basic and diluted	$0.00
Weighted average Class B common shares outstanding – basic and diluted	4,007,500
Net loss per Class B common share – basic and diluted	$(0.24)

See accompanying notes to financial statements

NEWHOLD INVESTMENT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 24, 2020 (inception) to December 31, 2020

	Common Stock				Additional	Retained Earnings
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity
Balance, January 24, 2020, (inception)	-	$-	-	$-	$-	$-	$-
Sale of shares to Sponsor at $0.006 per share	-	-	4,312,500	-	25,000	-	25,000
Forfeiture of 920,000 shares of Class B common stock	-	-	(920,000)	-	-	-	-
Issuance of 920,000 shares of Class B common stock to Anchor investor	-	-	920,000	-	5,000	-	5,000
Sale of Units to the public at $10.00 per Unit	17,250,000	2,000	-	-	172,498,000	-	172,500,000
Underwriters’ discount and offering expenses	-	-	-	-	(9,986,000)	-	(9,986,000)
Sale of 5,700,000 Private Placement Warrants at $1.00 per warrant	-	-	-	-	5,700,000	-	5,700,000
Class A common stock subject to possible redemption	(16,229,286)	(2,000)	-	-	(162,291,000)	-	(162,293,000)
Net loss	-	-	-	-	-	(951,000)	(951,000)
Balance, December 31, 2020	1,020,714	$-	4,312,500	$-	$5,951,000	$(951,000)	$5,000,000

See accompanying notes to financial statements

NEWHOLD INVESTMENT CORP.

STATEMENT OF CASH FLOWS

For the period from January 24, 2020 (date of inception) to December 31, 2020

Cash flows from operating activities:
Net loss	$(951,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on the Trust Account	(79,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(184,000)
Increase in accounts payable and accrued liabilities	677,000
Increase in accrued income and franchise taxes and rounding	83,000
Net cash used in operating activities	(454,000)

Cash flows from investing activities: Cash deposited in Trust Account	(172,500,000)

Cash flows from financing activities:
Proceeds from sale of stock to Sponsor and Anchor Investor	30,000
Proceeds from Note payable to Sponsor	47,000
Proceeds from sale of Public Offering Units	172,500,000
Proceeds from sale of Private Placement Warrants	5,700,000
Payment of underwriting discounts	(3,450,000)
Payment of offering costs	(498,000)
Payment of Note payable to Sponsor	(47,000)
Net cash provided by financing activities	174,282,000

Net increase in cash	1,328,000
Cash at beginning of period	-
Cash at end of period	$1,328,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$6,038,000
Common stock subject to possible redemption – initial value	$141,604,000
Change in value of common stock subject to redemption	20,689,000

See accompanying notes to financial statements

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

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

At December 31, 2020, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) to December 31, 2020 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

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

The Trust Account:

The funds in the Trust Account are to be invested only in U.S. government treasury bills with a maturity of one hundred and eighty five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board Accounting Standards Codification (”FASB ASC”) 480, “Distinguishing Liabilities from Equity.” In August 2020, the Company deposited an aggregate of $172,500,000 from the proceeds of the Public Offering, including the underwriters’ exercise of their overallotment option and the sale of $5,700,000 for the Private Placement Warrants, net of expenses.

The Company will have 24 months (until August 4, 2022) from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2020, management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until at least one year from the date of issuance of the audited financial statements.

All dollar amounts are rounded to the nearest thousand dollars.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2020.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Offering (approximately $9,986,000) including underwriters’ discount paid and deferred, have been charged to equity upon completion of the Offering.

Common Stock Subject to Possible Redemption:

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2020, 16,229,286 of the 17,250,000 Class A common shares were classified outside of permanent equity.

Net Income (Loss) per Common Share

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the period from January 24, 2020 (inception) to December 31, 2020:

For the Period from January 24, 2020 (date of inception) to December 31, 2020

Net income available to Class A common stockholders:
Income on trust account	$79,000
Less: Income and franchise taxes to the extent of income	(79,000)
Net income attributable to Class A common stockholders	$-
Net income available to Class B common stockholders:
Net loss	$(951,000)
Less: amount attributable to Class A common stockholders	(79,000)
Net (loss) attributable to Class B common stockholders	$(1,030,000)

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

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2020, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from January 24, 2020 (inception) to December 31, 2020, the Company recorded no current income tax expense. The Company’s effective tax rate for the period from January 24, 2020 (inception) to December 31, 2020 was approximately 0.09% which differs from the expected income tax rate primarily due to the approximately $947,000 of start-up costs (discussed above). At December 31, 2020, the Company has a deferred tax asset of approximately $200,000 and has recorded a valuation allowance of $200,000 because its realization is uncertain.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements:

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events occurring after the date of the financial statements up to March 25, 2021, the date the financial statements were available to be issued to determine if there were any such events or transactions that require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed. See Note 8.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

In February 2020, the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. In July 2020, the Sponsor transferred an aggregate of 867,500 founder shares, including to the following persons: (i) 32,500 founder shares to each of Marc Saiontz and Suzy Taherian, two of the Company’s independent director nominees, (ii) 35,000 founder shares to each of Neil Glat and Brian Mathis, two of the Company’s independent director nominees, (iii) 40,000 founder shares to Kathleen Harris, one of the Company’s independent director nominees, (iv) 50,000 founder shares to Thomas Sullivan, one of the Company’s independent director nominees, (v) 67,500 founder shares to Adam Deutsch, the Company’s Chief Financial Officer, (vi) 100,000 founder shares to Charlie Baynes-Reid, the Company’s Chief Operating Officer, (vii) 135,000 founder shares to each of Kevin Charlton and Charles Goldman, the Company’s Chief Executive Officer and director, respectively, and (viii) 200,000 founder shares to Nick Petruska, the Company’s special advisor. Also in July 2020 the Sponsor forfeited 920,000 shares of Class B common stock and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Mint Tower Capital Management B.V (collectively, the “Anchor Investor”) purchased 920,000 shares of Class B common stock from the Company for an aggregate purchase price of approximately $5,333, or approximately $0.006 per share resulting in the Company’s initial stockholders holding an aggregate of 4,312,500 Founder Shares. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

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

Related Party Loans

In February 2020, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable promptly after the earlier of the date on which the Company consummates the Public Offering and the date on which the Company determines not to conduct the Public Offering. Through August 4, 2020, the Company drew down approximately $47,000 under the Note, including approximately $3,000 for costs paid directly by the Sponsor. On August 4, 2020, approximately $47,000 was outstanding under the Note which was fully repaid in August 2020.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. During the period from January 24, 2020 (inception) through December 31, 2020, the Company has paid $75,000 for such administrative fees and no amount was payable at that date.

NOTE 5 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At December 31, 2020 the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in February 2021 yielding interest of approximately 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2020 balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2020 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at December 31, 2020	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$1,000	$-	$1,000
U.S. government treasury bills	172,578,000	-	172,578,000
Total	$172,579,000	$-	$172,579,000

In February 2021, new U.S. government treasury securities were purchased maturing in May 2021 and yielding interest of less than 0.1%.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares, including 45,000,000 shares of Class A common stock, par value, $0.0001, and 5,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding and 1,020,714 shares of Class A common stock issued and outstanding (excluding 16,229,286 shares subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties – COVID-19

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 – SUBSEQUENT EVENT – MERGER AGREEMENT AND RELATED ITEMS

Management has evaluated subsequent events occurring after the date of the financial statements but before the financial statements were available to be issued on March 25, 2021 to determine if there were any such events or transactions that require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

Merger Agreement

On March 5, 2021, NewHold Investment Corp., (“NewHold”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among NewHold, NHIC Sub Inc., a Delaware corporation and a wholly owned subsidiary of NewHold (“Merger Sub”), and Evolv Technologies, Inc. dba Evolv Technology, Inc., a Delaware corporation (“Evolv”). Pursuant to the terms of the Merger Agreement, a business combination between NewHold and Evolv will be effected through the merger of Merger Sub with and into Evolv, with Evolv surviving the merger as a wholly owned subsidiary of NewHold (the “Merger”). The Board of Directors of NewHold (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of NewHold.

Evolv is engaged in the business of providing artificial intelligence touchless security screening. Evolv is based in Waltham, Massachusetts.

More complete information about the Merger Agreement and related Support Agreement, Amended and Restated Insider Letter Agreement, form of Subscription Agreement and Stockholder Agreement are filed with the Current Report on Form 8-K filed on March 8, 2021.