Form 10-K/A
period 2020-12-31
NewHold Investment Corp.
filed 2021-05-14
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-K/A

______________________

(Amendment #1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-39753

______________________

NewHold Investment Corp.
(Exact name of registrant as specified in its charter)

______________________

Delaware	84-4473840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12141 Wickchester Lane Houston, TX	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 653-0153

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	The Nasdaq Capital Market LLC
Class A Common Stock, par value $0.0001 per share	The Nasdaq Capital Market LLC
Warrants	The Nasdaq Capital Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEWHOLD INVESTMENT CORP.

EXPLANATORY NOTE

NewHold Investment Corp. (the “Company,” “NewHold,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”), on March 25, 2021, (the “Original Filing”) to restate (i) is financial statements as of and for the period ended December 31, 2020, (ii) its financial statements as of and for the periods ended September 30, 2020 and (iii) its balance sheet as of August 4, 2020 and its pro forma balance sheet as of August 4, 2020, in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in August 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated the warrants, with assistance from valuation and accounting consultants, under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the characteristics of the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period, and to restate its financial statements accordingly.

The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows, cash or total stockholders’ equity.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020 and September 30, 2020. As a result of that reassessment and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 and September 30, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Form 10-Q as of and for the periods ended September 30, 2020 or its Current Reports on Form 8-K for the balance sheet and pro forma balance sheet as of August 4, 2020 affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “warrants” in this Amendment refers to both NewHold’s public warrants and NewHold’s Private Placement Warrants (as defined herein).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•        ability to complete our initial business combination;

•        success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•        officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•        potential ability to obtain additional financing to complete our initial business combination;

•        pool of prospective target businesses;

•        the ability of our officers and directors to generate a number of potential investment opportunities;

•        potential change in control if we acquire one or more target businesses for stock;

•        the potential liquidity and trading of our securities;

•        the lack of a market for our securities;

•        use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•        financial performance following our initial public offering.

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

We believe that the opportunity within industrial technology businesses is driven by several key trends, including:

•        Flexible Mass Production.    Commercial customers demand increasing variety and customization resulting in businesses requiring more flexible manufacturing and logistics solutions.

•        Speed and Agility to Market.    Increasing digitization of the selling experience necessitates reducing a product’s time to market and increasing its speed of delivery.

•        Supply Chain Optimization.    Effective use of technology is allowing companies to more efficiently and effectively manage complex supply chains without increases in inventory.

•        Efficiency and Productivity Gains.    Organizations continually face pressures from their stakeholders to further reduce costs and environmental impact while increasing output and financial returns.

•        Design and Manufacturing Optimization.    Designers and engineers desire the ability to economically manufacture a product that very closely matches its optimal design.

•        Energy Efficiency.    All energy users are demanding the latest in efficiency technology, both to reduce cost and to demonstrate attention to their carbon footprint.

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

•        Companies that operate in industries and sectors that are ripe for technological disruption or are currently undergoing technological transformations.    We plan to identify sectors that are in the process of or have significant potential to adopt an industrial technology solution. We will seek to acquire a business that operates within an industry that is witnessing at least one or more trends, mentioned above, which we believe are driving the opportunity within industrial technology.

•        Companies with an attractive and defensible competitive position.    We will target companies with market positions and technologies that we believe offer long-term competitive advantages. These could include proprietary technology, a market leading product suite, unique processes, strong market share, or a culture of innovation that we believe is enduring and unique.

•        Companies with high revenue growth, or with the potential for high revenue growth.    We will seek to acquire businesses that have or are believed to achieve significant revenue growth primarily driven by either adopting or providing an industrial technology solution to disrupt the existing paradigm or increase its market position in the end markets in which it serves. To validate future demand, we look for businesses that can clearly demonstrate a compelling return on investment by either adopting or providing an industrial technology solution and the size of the addressable opportunity.

•        Companies that exhibit the ability to deliver significant operating leverage and future free cash flow whether they may or may not be profitable currently.    We will seek to acquire businesses that already have, or have the potential to generate consistent and increasing free cash flow. We do not require the target businesses to be profitable at the time of acquisition, but expect gross margins and contribution margins to be above, or at least in line with, relevant competitors. We view businesses with high gross margins and contribution margins favorably as these businesses possess the potential to deliver significant operating leverage and free cash flow when fully scaled.

•        Knowledgeable management teams with relevant industry experience and proven track record of developing or deploying a technology solution.    We aim to target businesses with expert management teams that have specialized knowledge of their respective industry sector and are active leaders in developing or deploying technology to provide a solution for a problem or challenge within their respective industry sector.

•        Benefit from being a public company.    We intend to acquire a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

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

Sourcing of Potential Business Combination Targets

The NewHold team believes that it is critical to find a transaction where the SPAC offers a unique solution to the seller in comparison to its alternatives. We have found in prior SPACs that it is critical to obtain exclusivity earlier in the process than with other types of transactions, and if the seller is considering a range of transactions, they will only engage with us if the SPAC offers advantages that are critical to their strategy. This requires that our team source a significant number of transactions in order to populate our deal pipeline. We will then apply a series of screens to determine if the potential target is appropriate for a SPAC. These screens would include:

•        Does the company have financial reporting that is ready for the public markets?

•        Would the strategy of the company benefit from the public markets?

•        Is the management team prepared for and interested in the demands of a public listing?

•        Given the peer group relevant for the target, is the valuation that a SPAC transaction would offer the seller of interest to them?

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

In addition, the members of our board of directors have significant executive management and public company experience. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will be useful for sourcing acquisition opportunities. This network has been developed through our management team’s experience in:

•        sourcing, acquiring, operating, developing, growing, financing and selling businesses; and

•        executing transactions under varying economic and financial market conditions.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•        subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•        cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•        we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•        any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•        the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•        conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•        file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•        conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•        file proxy materials with the SEC.

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

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

For the period from January 24, 2020 (inception) through December 31, 2020, we had net loss of approximately $11,912,000, which consisted of operating costs of approximately $1,030,000 offset by income on investments held in the Trust Account of approximately $79,000 and costs of issuance of warrants of $390,000 and other expense for the change in fair value of the warrant liability for $10,571,000. Included in the operating costs of approximately $1,030,000 is approximately $706,000 of professional, consulting, diligence and other costs related to evaluating business combination candidates, approximately $166,000 for professional, compliance, listing and insurance costs associated with the Company’s public reporting, approximately $83,000 for taxes (a portion of which can be reimbursed from the Trust Account), and approximately $75,000 paid to our Sponsor for Administrative Support Agreement, among other costs.

As discussed further in Note 2 to the condensed financial statements, the Company previously accounted for its outstanding public and private warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the accounting for its public and private warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 and concluded that that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 and therefore should be classified as derivative liabilities and not in equity.

As a result of the above, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period as it has done by restatement in this current filing as of December 31, 2020 and for the period from January 24, 2020 (inception) to December 31, 2020 and will be required in each reporting period going forward. The period from January 4, 2020 (inception) to December 31, 2020, as restated, reflect other income (expense) from change in fair value of the warrant liability of $10,571,000 and other income (expense) of approximately $390,000 of expenses associated with issuance of the warrants underlying the warrant liability. The periods from January 4, 2020 (inception) to September 30, 2020, as restated, and for the three months ended September 30, 2020, as restated, reflect other income from change in fair value of the warrant liability of $1,480,000 and other income (expense) of approximately $390,000 of expenses associated with issuance of the warrants underlying the warrant liability in each period.

The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows, cash or total stockholders’ equity.

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

For the period from January 24, 2020 (inception) through December 31, 2020, cash used in operating activities was approximately $454,000. Net loss of approximately $11,912,000 was affected by other expense for the change in the fair value of the warrant liability of $10,571,000 as well as the costs associated with the issuance of the warrants of $390,000 and income earned on investments held in the Trust Account of approximately $79,000 and costs of issuing public and private warrants of approximately $390,000. Changes in operating assets and liabilities provided approximately $576,000 of cash for operating activities.

As of December 31, 2020, we had investments held in the Trust Account of $172,579,000 consisting of U.S. government treasury bills which matured on February 4, 2021. Upon maturity, the proceeds were invested in U.S. government treasury bills maturing on May 6, 2021. At December 31, 2020, income of approximately

$79,000 was available to us to pay taxes which were accrued at approximately $83,000. Through December 31, 2020, however, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Offering (approximately $9,986,000) including underwriters’ discount paid and deferred of approximately $9,488,000. Such costs were allocated among the equity and warrant liability components and approximately $9,596,000 has been charged to equity for the equity components and approximately $390,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2020, 14,077,350 of the 17,250,000 public shares were classified outside of permanent equity.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended December 31, 2020 and for the period from January 24, 2020 (inception) to December 31, 2020, as restated:

For the Period from January 24, 2020 (date of inception) to December 31, 2020 (As Restated)
Net income available to Class A common stockholders:
Income on trust account	$79,000
Less: Income and franchise taxes to the extent of income	(79,000)
Net income attributable to Class A common stockholders	$—
Net income available to Class B common stockholders:
Net loss	$(11,912,000)
Less: amount attributable to Class A common stockholders	—
Net (loss) attributable to Class B common stockholders	$(11,912,000)

Net income (loss) available to each class of common stockholders is as follows for the three months ended September 30, 2020 and for the period from January 24, 2020 (date of inception) to September 30, 2020 (as restated):

	Three months Ended September 30, 2020 (As Restated)	For the Period From January 24, 2020 (date of inception) to September 30, 2020 (As Restated)
Net income available to Class A common stockholders:
Interest income	$26,000	$26,000
Less: Income and franchise taxes	(26,000)	(26,000)
Net income attributable to Class A common stockholders	$—	$—

Net income available to Class B common stockholders:
Net loss	$(119,000)	$(121,000)
Add: Change in warrant liability	1,480,000	1,480,000
Less: Costs of warrant issuance	(390,000)	(390,000)
Less: amount attributable to Class A common stockholders	—	—
Net (loss) attributable to Class B common stockholders	$971,000	$969,000

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), the “Statement.” In the Statement, the SEC indicates its view that certain terms of the warrants issued in connection with a SPAC Initial Public Offering (“Public Warrants”) and private placement warrants typically issued by a SPAC (“Private Warrants”) call for such warrants to be accounted for as liabilities and not as equity. The Company has previously recorded such warrants as equity. The Company has reviewed this guidance from the SEC and concluded that it will account for its public and private warrants as a warrant liability and not in equity. This determination (liability vs. equity) has caused the Company to restate previously issued financial statements that showed the warrants as equity. Therefore, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 and September 30, 2020, due to a material weakness in our internal control over financial reporting related to a lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020 and September 30, 2020, due solely to the material weakness in our internal control over financial reporting described above. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

In order to remediate the material weakness in internal controls described above relative to accounting for public and private warrants, the Company has retained experts in valuation with specialized knowledge of warrants in order to properly record and periodically remeasure this liability.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March [•], 2021.

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

We will adopt an audit committee charter, which will detail the principal functions of the audit committee, including:

•        the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•        pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•        setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•        setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•        obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•        reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•        reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•        reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•        reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•        reviewing on an annual basis our executive compensation policies and plans;

•        implementing and administering our incentive compensation equity-based remuneration plans;

•        assisting management in complying with our proxy statement and annual report disclosure requirements;

•        approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•        if required, producing a report on executive compensation to be included in our annual proxy statement; and

•        reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•        should have demonstrated notable or significant achievements in business, education or public service;

•        should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•        should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Our sponsor and our officers and directors, other than Marc Saiontz and Neil Glat, have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our IPO, as such may be extended by stockholder approval. Marc Saiontz and Neil Glat have agreed not to participate in the formation of, or become an officer or director of, any other industrial-focused special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our IPO, as such may be extended by stockholder approval. Potential investors should also be aware of the following other potential conflicts of interest:

•        None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•        In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•        Our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, and the anchor investors have agreed to waive their redemption rights with respect to their founder shares in such situation.

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

•        Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•        Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $100,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•        the corporation could financially undertake the opportunity;

•        the opportunity is within the corporation’s line of business; and

•        it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Kevin Charlton	NewHold Enterprises, Industrial Holding Company	Investment firm	Co-Chairman
	Spirit Realty Capital	Real estate investment trust (REIT)	Director
	Daseke, Inc.	Transportation and Logistics	Director
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	Chairman
	F&S Precision Holdings, Inc.	Precision tooling for plastic injection molding	Chairman
	Macro Energy LLC	Provider of lighting solutions	Director
Thomas J. Sullivan	Investcorp Credit Management BDC, Inc.	Credit manager	Director
	Spirit MTA REIT	Real estate investment trust	Director
Charles Goldman	NewHold Enterprises LLC	Investment firm	Co-Chairman
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	Director
	NewHold AEC Corp.	Architecture and engineering services	Chairman
Charlie Baynes-Reid	NewHold Enterprises LLC	Investment firm	Managing Director and General Counsel
	River Hollow Partners, LLC	Investment firm	General Counsel
	Macro Energy LLC	Provider of lighting solutions	Director
	Powerful Foods LLC	Food and beverage company	Director
	NewHold AEC Corp.	Architecture and engineering services	Director
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	General Counsel
Adam Deutsch	NewHold Enterprises LL	Investment firm	Vice President
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	Director
	Macro Energy LLC	Provider of lighting solutions	Chief Financial Officer
	F&S Precision Holdings, Inc.	Precision tooling for plastic injection molding	Director
Marc Saiontz	Snowbridge Capital	Investment firm	Director
	Beachy, Inc.	Information technology and services	Director
Kathleen Harris	Dinges Partners Group	Fire equipment company	Chief Financial Officer and Director
Brian Mathis	Pine Street Alternative Asset Management LP	Asset management firm	Partner
Neil Glat	NG Strategies, LLC	Strategic consulting firm	Managing Member
	ASM Global Parent, Inc.	Venue management	Director

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

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•        None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•        In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•        Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•        The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•        the corporation could financially undertake the opportunity;

•        the opportunity is within the corporation’s line of business; and

•        it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

____________

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 — Directors, Executive Officers and Corporate Governance.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from January 24, 2020 (inception) through December 31, 2020, the firm of WithumSmith+Brrown PC, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC for services rendered.

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

Exhibit No.	Description
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWHOLD INVESTMENT CORP.

Dated: May 14, 2021	By:	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chief Executive Officer

	By:	/s/ Adam Deutsch
	Name:	Adam Deutsch
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment to Certificate of Incorporation dated February 28, 2020 (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on July 23, 2020).
3.2	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 filed with the Form S-1/A filed by the Registrant on July 23, 2020).
3.3	By Laws (incorporated by reference to Exhibit 3.5 filed with the Form S-1/A filed by the Registrant on July 23, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on July 23, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on July 23, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on July 23, 2020).
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

24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 14, 2021

NEWHOLD INVESTMENT CORP.

BALANCE SHEET
(As Restated)

December 31, 2020
ASSETS
Current assets:
Cash	$1,328,000
Prepaid expenses and other assets	184,000
Total current assets	1,512,000
Cash and investments held in trust account	172,579,000

Total assets	$174,091,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$677,000
Accrued income and franchise taxes	83,000
Total current liabilities	760,000
Other liabilities:
Warrant liability	21,519,000
Deferred underwriting compensation	6,038,000
Total liabilities	28,317,000

Common stock subject to possible redemption; 14,077,350 shares (at approximately $10.00 per share)	140,774,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	—
Class A common stock, $0.0001 par value; 45,000,000 authorized shares; 3,172,650 issued and outstanding (excluding 14,077,350, subject to possible redemption)	—
Class B common stock, $0.0001 par value, 5,000,000 authorized shares 4,312,500 shares issued and outstanding	—
Additional paid-in-capital	16,912,000
Retained earnings (accumulated deficit)	(11,912,000)
Total stockholders’ equity	5,000,000

Total liabilities and stockholders’ equity	$174,091,000

See accompanying notes to financial statements

NEWHOLD INVESTMENT CORP.

STATEMENT OF OPERATIONS
(As Restated)

For the Period from January 24, 2020 (inception) to December 31, 2020
Revenues	$—
General and administrative expenses	1,030,000
Loss from operations	(1,030,000)
Other income (expense)
Income on Trust Account	79,000
Cost of issuance of public and private warrants	(390,000)
Change in fair value of warrant liability	(10,571,000)
Total other expense, net	(10,882,000)
Income before provision for income tax	(11,912,000)
Provision for income tax	—
Net loss	$(11,912,000)

Two Class Method for Per Share Information:

Weighted average Class A common shares outstanding – basic and diluted	17,114,000
Net income per Class A common share – basic and diluted	$0.00
Weighted average Class B common shares outstanding – basic and diluted	4,007,500
Net loss per Class B common share – basic and diluted	$(2.97)

See accompanying notes to financial statements

NEWHOLD INVESTMENT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from January 24, 2020 (inception) to December 31, 2020
(As Restated)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Class A Shares	Amount	Class B Shares	Amount
Balance, January 24, 2020, (inception)	—	$—	—	$—	$—	$—	$—
Sale of shares to Sponsor at $0.006 per share	—	—	4,312,500	—	25,000	—	25,000
Forfeiture of 920,000 shares of Class B common stock	—	—	(920,000)	—	—	—	—
Issuance of 920,000 shares of Class B common stock to Anchor investor	—	—	920,000	—	5,000	—	5,000
Sale of Units to the public at $10.00 per Unit	17,250,000	2,000	—	—	172,498,000	—	172,500,000
Underwriters’ discount and offering expenses	—	—	—	—	(9,596,000)	—	(9,596,000)
Sale of 5,700,000 Private Placement Warrants at $1.00 per warrant, at fair value, $0.77	—	—	—	—	4,364,000	—	4,364,000
Cash received in excess of fair value of warrants	—	—	—	—	1,336,000	—	1,336,000
Initial classification of warrant liability	—	—	—	—	(10,948,000)	—	(10,948,000)
Class A common stock subject to possible redemption	(14,077,350)	(2,000)	—	—	(140,772,000)	—	(140,774,000)
Net loss	—	—	—	—	—	(11,912,000)	(11,912,000)
Balance, December 31, 2020	3,172,650	$—	4,312,500	$—	$16,912,000	$(11,912,000)	$5,000,000

See accompanying notes to financial statements

NEWHOLD INVESTMENT CORP.

STATEMENT OF CASH FLOWS
(As Restated)

For the period from January 24, 2020 (date of inception) to December 31, 2020
Cash flows from operating activities:
Net loss	$(11,912,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on the Trust Account	(79,000)
Cost of warrant issuance included in financing activities	(390,000)
Change in fair value of warrant liability	(10,571,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(184,000)
Increase in accounts payable and accrued liabilities	677,000
Increase in accrued income and franchise taxes and rounding	83,000
Net cash used in operating activities	(454,000)

Cash flows from investing activities: Cash deposited in Trust Account	(172,500,000)

Cash flows from financing activities:
Proceeds from sale of stock to Sponsor and Anchor Investor	30,000
Proceeds from Note payable to Sponsor	47,000
Proceeds from sale of Public Offering Units	172,500,000
Proceeds from sale of Private Placement Warrants	5,700,000
Payment of underwriting discounts	(3,450,000)
Payment of offering costs	(498,000)
Payment of Note payable to Sponsor	(47,000)
Net cash provided by financing activities	174,282,000

Net increase in cash	1,328,000
Cash at beginning of period	—
Cash at end of period	$1,328,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$6,038,000
Class A common stock subject to possible redemption – initial value	$152,368,000
Initial classification of warrant liability	$10,948,000
Change in value of Class A common stock subject to redemption	$(11,594,000)

See accompanying notes to financial statements

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” In August 2020, the Company deposited an aggregate of $172,500,000 from the proceeds of the Public Offering, including the underwriters’ exercise of their overallotment option and the sale of $5,700,000 for the Private Placement Warrants, net of expenses.

The Company will have 24 months (until August 4, 2022) from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding public and private warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is reclassifying the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The financial statements as of and for the periods ended September 30, 2020 included in the Company’s Form 10-Q for September 30, 2020 are hereby similarly restated (below) without the filing of an amended Form 10-Q or amended Forms 8-K as permitted by guidance published by the SEC.

In addition, the impact to the balance sheet as of August 4, 2020 prepared in connection with the Public Offering and filed in a current report on Form 8-K with the SEC on August 10, 2020, pro forma to reflect the underwriters’ exercise in full of their overallotment option (the “Form 8-K) related to the impact of accounting for warrants as liabilities at fair value resulted in approximately a $10,948,000 million increase to the warrant liabilities line item at August 4, 2020 and an offsetting decrease to the Class A common stock subject to redemption. There is no change to total stockholders’ equity at any reported balance sheet date. In addition, the Company has recorded approximately $390,000 of costs to the statement of operations at inception of the warrants to reflect approximately $390,000 of warrant issuance costs.

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont.)

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows, cash or total stockholders’ equity.

	As Previously Reported	Adjustments	As Restated
December 31, 2020
Balance sheet at December 31, 2020 (audited):
Warrant Liability	$—	$10,948,000	$21,519,000
		10,571,000
Class A common stock subject to possible redemption	162,293,000	(10,948,000)	140,774,000
		(10,571,000)
Additional paid-in capital	5,951,000	390,000	16,912,000
		10,571,000
Retained earnings (accumulated deficit)	(951,000)	(390,000)	(11,912,000)
		(10,571,000)

Statement of Operations for the Period from January 24, 2020 (inception) to December 31, 2020 (audited)
Other expense – Costs of issuance of warrants	—	(390,000)	(390,000)
Other expense – Change in value of warrant liability	—	(10,571,000)	(10,571,000)
Total other income (expense)	79,000	(390,000)	(10,882,000)
		(10,571,000)
Net income (loss)	(951,000)	(390,000)	(11,912,000)
		(10,571,000)
Net income (loss) per Class B common share, basic and diluted	(0.24)	(2.73)	(2.97)

Statement of Cash Flows for the Period from January 24, 2020 (inception) to December 31, 2020 (audited)
Cost of warrant issuance included in financing activities	—	(390,000)	(390,000)
Change in fair value of warrant liability	—	(10,571,000)	(10,571,000)
	As Previously Reported	Adjustments	As Restated
September 30, 2020:
Balance sheet at September 30, 2020 (unaudited):
Warrant Liability	$—	$10,948,000	$9,468,000
		(1,480,000)
Class A common stock subject to possible redemption	163,128,000	9,468,000	153,660,000
Additional paid-in capital	5,121,000	390,000	4,031,000
		(1,480,000)
Retained earnings (accumulated deficit)	(2,000)	(390,000)	969,000
		1,480,000

Statement of Operations for the Three months ended September 30, 2020 (unaudited)
Other income – Change in value of warrant liability	—	1,480,000	1,480,000
Other income – Costs of issuance of warrants	—	(390,000)	(390,000)
Net income (loss)	(119,000)	1,090,000	971,000
Net income (loss) per Class B common share, basic and diluted	(0.03)	0.26	0.23

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont.)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Period from January 24, 2020 (inception) to September 30, 2020 (unaudited)
Other income – Change in value of warrant liability	—	1,480,000	1,480,000
Other income – Costs of issuance of warrants	—	(390,000)	(390,000)
Other income (expense)	26,000	1,090,000	1,116,000
Net income (loss)	(121,000)	1,480,000	969,000
		(390,000)
Net income (loss) per Class B common share-basic and diluted	(0.03)	0.25	0.22

Statement of Cash Flows for the Period from January 24, 2020 (inception) to September 30, 2020 and for the Three months ended September 30, 2020
Cost of warrant issuance included in financing activities	—	(390,000)	(390,000)
Change in fair value of warrant liability	—	(1,480,000)	(1,480,000)

Statement of Cash Flows for the Three months ended September 30, 2020
Cost of warrant issuance included in financing activities	—	(390,000)	(390,000)
Change in fair value of warrant liability	—	(1,480,000)	(1,480,000)

Net income (loss) available to each class of common stockholders is as follows for the three months ended September 30, 2020 and for the period from January 24, 2020 (date of inception) to September 30, 2020, as restated:

	Three months Ended September 30, 2020 (As Restated)	For the Period From January 24, 2020 (date of inception) to September 30, 2020 (As Restated)
Net income available to Class A common stockholders:
Interest income	$26,000	$26,000
Less: Income and franchise taxes	(26,000)	(26,000)
Net income attributable to Class A common stockholders	$—	$—

Net income available to Class B common stockholders:
Net loss	$(119,000)	$(121,000)
Add: Change in warrant liability	1,480,000	1,480,000
Less: Costs of warrant issuance	—	(390,000)
Less: amount attributable to Class A common stockholders	—	—
Net (loss) attributable to Class B common stockholders	$1,361,000	$969,000

December 31, 2020 — The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont.)

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$12,851,000	$—	$—	$12,851,000
Private Placement Warrants	$8,668,000	$—	$—	$8,668,000
Warrant liability at December 31, 2020	$21,519,000			$21,519,000

September 30, 2020 — The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$5,705,000	$—	$—	$5,705,000
Private Placement Warrants	$3,763,000	$—	$—	$3,763,000
Warrant liability at September 30, 2020	$9,468,000			$9,468,000

The Company utilizes an independent valuation consultant that uses a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2020:

Private Placement Warrants	At August 4 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.62	$10.01
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	14.36%	20.66%
Risk-free rate	0.275%	0.469%
Fair value of private placement warrants	$0.77	$1.52

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont.)

Public Warrants	At August 4 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.63	$10.01
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	15.0%	15.0%
Risk-free rate	0.275%	0.469%
Fair value of public warrants	$0.76	$1.49

The following table presents the changes in the fair value of warrant liabilities at December 31, 2020, as restated:

	Public	Private Placement	Warrant Liabilities
Initial measurement on August 4, 2020, pro forma for overallotment	$6,584,000	$4,364,000	$10,948,000
Change in valuation inputs or other assumptions	6,267,000	4,304,000	10,571,000
Fair value as of December 31, 2020	$12,851,000	$8,668,000	$21,519,000

September 30, 2020:

Private Placement Warrants	At August 4 2020 (Initial Measurement)	As of September 30, 2020
Stock price	$9.63	$9.75
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility – post announcement	15.0%	12.68%
Risk-free rate	0.275%	.351%
Fair value of private placement warrants	$0.77	$0.67
Public Warrants	At August 4 2020 (Initial Measurement)	As of September 30, 2020
Stock price	$9.63	$9.76
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility – post announcement	15.0%	15.0%
Risk-free rate	0.275%	.351%
Fair value of private placement warrants	$0.77	$0.66

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont.)

The following table presents the changes in the fair value of warrant liabilities at September 30, 2020, as restated:

	Public	Private Placement	Warrant Liabilities
Initial measurement on August 4, 2020, pro forma for overallotment	$6,584,000	$4,364,000	$10,948,000
Change in valuation inputs or other assumptions	(879,000)	(601,000)	(1,480,000)
Fair value as of September 30, 2020	$5,705,000	$3,763,000	$9,468,000

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Offering (approximately $9,986,000) including underwriters’ discount paid and deferred of approximately $9,488,000. Such costs were allocated among the equity and warrant liability components and approximately $9,596,000 has been charged to equity for the equity components and approximately $390,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2020, 14,077,350 of the 17,250,000 Class A common shares were classified outside of permanent equity.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the period from January 24, 2020 (inception) to December 31, 2020, as restated:

For the Period from January 24, 2020 (date of inception) to December 31, 2020 (As restated)
Net income available to Class A common stockholders:
Income on trust account	$79,000
Less: Income and franchise taxes to the extent of income	(79,000)
Net income attributable to Class A common stockholders	$—
Net income available to Class B common stockholders:
Net loss	$(11,912,000)
Less: amount attributable to Class A common stockholders	—
Net (loss) attributable to Class B common stockholders	$(11,912,000)

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Costs of issuing warrants are charged to operations.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Recent Accounting Pronouncements:

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events occurring after the date of the financial statements up to May 14, 2021, the date the financial statements were available to be issued to determine if there were any such events or transactions that require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed. See Note 8.

NOTE 4 — PUBLIC OFFERING

In August 2020, the Company closed on the Public Offering, including the full exercise of the underwriters’ overallotment option, of an aggregate 17,250,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of our Class A common stock for $11.50 per share. Only whole Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of a Warrant during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 4 — PUBLIC OFFERING (cont.)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

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

NOTE 6 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At December 31, 2020 the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in February 2021 yielding interest of approximately 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2020 balance sheet and adjusted for the amortization of discounts.

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

Description	Carrying value at December 31, 2020	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$1,000	$—	$1,000
U.S. government treasury bills	172,578,000	—	172,578,000
Total	$172,579,000	$—	$172,579,000

In February 2021, new U.S. government treasury securities were purchased maturing in May 2021 and yielding interest of less than 0.1%.

NEWHOLD INVESTMENT CORP.
Notes to Financial Statements

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares, including 45,000,000 shares of Class A common stock, par value, $0.0001, and 5,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding and 3,172,650 shares of Class A common stock issued and outstanding (excluding 14,077,350 shares subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — SUBSEQUENT EVENT – MERGER AGREEMENT AND RELATED ITEMS

Management has evaluated subsequent events occurring after the date of the financial statements but before the financial statements were available to be issued on May 14, 2021 to determine if there were any such events or transactions that require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

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