Form 10-Q
period 2021-03-31
NewHold Investment Corp.
filed 2021-05-24
CIK 1805385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	HCAC	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	HCACW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and three-quarters of one Redeemable Warrant	HCACU	The NASDAQ Stock Market LLC

As of May 1, 2021, there were 17,250,000 shares of the Company’s class A common stock, and 4,312,500 of its class B common stock issued and outstanding.

NEWHOLD INVESTMENT CORP.

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2021 (as restated)	1

	Condensed Statements of Operations for the three months ended March 31, 2021 (unaudited) and for the period from January 24, 2020 (date of inception) to March 31, 2020 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 (unaudited) and the period from January 24, 2020 (date of inception) to March 31, 2020 (unaudited)	3

	Condensed Statement of Cash Flows for the three months ended March 31, 2021 (unaudited) the period from January 24, 2020 (date of inception) to March 31, 2020 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHOLD INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)

ASSETS
Current assets:
Cash	$579,000	$1,328,000
Prepaid expenses and other assets	193,000	184,000
Total current assets	772,000	1,512,000
Cash and investments held in trust account	172,598,000	172,579,000

Total assets	$173,370,000	$174,091,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,426,000	$677,000
Accrued franchise taxes	50,000	83,000
Total current liabilities	1,476,000	760,000
Other liabilities:
Warrant liability	24,165,000	21,519,000
Deferred underwriting compensation	6,038,000	6,038,000
Total liabilities	31,679,000	28,317,000

Common stock subject to possible redemption; 13,669,161and 14,077,350 shares (at value of approximately $10.00 per share)	136,691,000	140,774,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 45,000,000 authorized shares; 3,580,839 and 3,172,650, respectively, at March 31, 2021 and December 31, 2020, issued and outstanding (excluding 13,669,161 and 14,077,350, respectively, subject to possible redemption at March 31, 2021 and December 31, 2020)	-	-
Class B common stock, $0.0001 par value, 5,000,000 authorized shares 4,312,500 shares issued and outstanding	-	-
Additional paid-in-capital	20,994,000	16,912,000
Retained earnings (accumulated deficit)	(15,994,000)	(11,912,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$173,370,000	$174,091,000

See accompanying notes to condensed unaudited financial statements

NEWHOLD INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2021	For the Period From January 24, 2020 (date of inception) to March 31, 2020
	(unaudited)	(unaudited)

Revenues	$-	$-
General and administrative expenses	1,455,000	2,000
Loss from operations	(1,455,000)	(2,000)
Other income (expense) –
Income from Trust Account	19,000	-
Change in fair value of warrant liability	(2,646,000)	-

Income before provision for income tax	(4,082,000)	(2,000)
Provision for income tax	-	-
Net loss	$(4,082,000)	$(2,000)

Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding - basic and diluted	17,250,000	-
Net income per Class A common share – basic and Diluted	$0.00	$0.00
Weighted average Class B common shares outstanding – basic and diluted	4,312,500	4,312,500
Net loss per Class B common share – basic and Diluted	$(0.95)	$(0.00)

See accompanying notes to condensed unaudited financial statements

NEWHOLD INVESTMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021 and for the period from January 24, 2020 (date of inception) to March 31, 2020

(unaudited)

For the three months ended March 31, 2021:

	Common Stock				Additional	Retained Earnings	Total
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity
Balances, December 31, 2020	3,172,650	$-	4,312,500	$-	$16,912,000	$(11,912,000)	$5,000,000
Change in Class A common stock
subject to possible redemption	408,189	-	-	-	4,082,000	-	4,082,000
Net loss	-	-	-	-	-	(4,082,000)	(4,082,000)
Balances, March 31, 2021 (unaudited)	3,580,839	$-	4,312,500	$-	$20,994,000	$(15,994,000)	$5,000,000

For the period from January 24, 2020 (date of inception) to March 31, 2020:

	Common Stock				Additional	Retained Earnings	Total
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity
Balances, January 24, 2020, (date of inception)	-	$-	-	$-	$-	$-	$-
Sale of shares to Sponsor at $0.006 per share	-	-	4,312,500	-	25,000	-	25,000
Net loss	-	-	-	-	-	(2,000)	(2,000)
Balances, March 31, 2020 (unaudited)	-	$-	4,312,500	$-	$25,000	$(2,000)	$23,000

See accompanying notes to condensed unaudited financial statements

NEWHOLD INVESTMENT CORP.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

		For the period
	For the	from January 24,
	three months ended	2020 (date of inception) to
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(4,082,000)	(2,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on the Trust Account	(19,000)	-
Change in fair value of warrant liability	2,646,000	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(9,000)	-
Increase in accounts payable and accrued liabilities	749,000	12,000
Increase in accrued income and franchise taxes and rounding	(34,000)	-
Net cash (used in) provided by operating activities	(749,000)	10,000
Cash flows from investing activities: Cash deposited in Trust Account	-	-

Cash flows from financing activities:
Proceeds from sale of stock to Sponsor	-	25,000
Proceeds from Note payable to Sponsor	-	7,000
Payment of offering costs	-	(42,000)
Net cash provided by financing activities	-	(10,000)

Net increase in cash	(749,000)	-
Cash at beginning of period	1,328,000	-
Cash at end of period	$579,000	$-

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable and accrued liabilities	$-	$10,000
Change in value of Class A common stock subject to redemption	$4,082,000	$-

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 24, 2020 (date of inception) to March 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is NewHold Industrial Technology Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 30, 2020. The Company intends to finance a Business Combination with proceeds from the $172,500,000 Public Offering (Note 4) and a $5,700,000 Private Placement (as defined in Note 4), net of expenses. Upon the closing of the Public Offering and the Private Placement, $172,500,000 was deposited in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations and up to $250,000 per year for working capital purposes, if any, (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with our initial business combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Public Offering, August 4, 2022, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

NOTE 2 – MERGER AGREEMENT

On March 5, 2021, NewHold Investment Corp., (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, NHIC Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Evolv Technologies, Inc. dba Evolv Technology, Inc., a Delaware corporation (“Evolv”). Pursuant to the terms of the Merger Agreement, a business combination between NewHold and Evolv will be effected through the merger of Merger Sub with and into Evolv, with Evolv surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of The Company.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated July 28, 2020, as well as the Company’s Annual Report, Amendment #1 on Form 10-K/A filed with the SEC on May 14, 2021.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at March 31, 2021.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Offering were approximately $9,986,000, including underwriters’ discount paid and deferred of approximately $9,488,000. Such costs were allocated among the equity and warrant liability components based on the relative fair value of the warrants and approximately $9,596,000 has been charged to equity for the equity components and approximately $390,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2021 and December 31, 2020, 13,669,161 and 14,077,350, respectively, of the 17,250,000 public shares were classified outside of permanent equity.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2021 and for the period from January 24, 2020 (date of inception) to March 31, 2020:

	Three months Ended March 31, 2021	For the Period From January 24, 2020 (date of inception) to March 31, 2020
Net income available to Class A common stockholders:
Interest income	$19,000	$-
Less: Income and franchise taxes	(19,000)	-
Net income attributable to Class A common stockholders	$-	$-
Net income available to Class B common stockholders:
Net loss	$(4,082,000)	$(2,000)
Less: amount attributable to Class A common stockholders	-	-
Net (loss) attributable to Class B common stockholders	$(4,082,000)	$(2,000)

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

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021 and the period from January 24, 2020 (date of inception) to March 31, 2020, the Company recorded income tax expense of approximately $-0- for both periods, respectively, related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rate for the three months ended March 31, 2021 and the period from January 24, 2020 (date of inception) to March 31, 2020 was approximately -0 -%, for both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible as well as business combination and warrant liability charges or credits which may not be deductible, and the low level of interest income. At March 31, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $550,000 and $200,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the public warrants and the private placement warrants were initially estimated using a Monte Carlo simulation approach. Following the separate trading of the Company’s common stock and public warrants, the private placement warrants fair values were estimated using a Black-Scholes-Merton approach.

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements but before the financial statements were available to be issued require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

NOTE 4 – PUBLIC OFFERING

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Private Placement Warrants

The Sponsor and the Anchor Investors purchased from the Company an aggregate of 5,700,000 warrants at a price of $1.00 per warrant, a purchase price of $5,700,000 in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), including the underwriters’ full exercise of their overallotment option. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or the Anchor Investors or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or the Anchor Investors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

Related Party Loans

In February 2020, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable promptly after the earlier of the date on which the Company consummates the Public Offering and the date on which the Company determines not to conduct the Public Offering. The Company drew down a total of approximately $47,000 under the Note, including approximately $3,000 for costs paid directly by the Sponsor. On August 4, 2020, the approximately $47,000 outstanding under the Note was fully repaid in connection with the closing of the IPO.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. During the three months ended March 31, 2021, approximately $45,000 was included in general and administrative expenses for the administrative support fee.

NOTE 6 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At March 31, 2021 the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in May 2021 yielding interest of less than 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2021 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2021 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at March 31, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$1,000	$-	$1,000
U.S. government treasury bills	172,597,000	4,000	172,601,000
Total	$172,598,000	$4,000	$172,602,000

NOTE 7 — ACCOUNTING FOR WARRANT LIABILITY

At March 31, 2021, there were 14,325,000 warrants outstanding including 8,625,000 Public Warrants and 5,700,000 Private Placement Warrants.

The Company accounts for its warrants outstanding consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$14,317,000	$14,317,000	$—	$-
Private Placement Warrants	9,848,000	—	—	9,848,000
Warrant liability at March 31, 2021	$24,165,000	14,317,000		$24,165,000

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

The Company utilizes a third party valuation consultant that uses a Black-Scholes-Merton approach to value the Private Placement Warrants for the reporting period ended March 31, 2021, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes-Merton option pricing model are are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2021	As of December 31, 2020
Private Warrants:
Term (in years)	5.0	5.0
Volatility – pre announcement	10.0%	10.0%
Volatility – post announcement	22%	30%
Risk-free rate	1.04%	0.469%
Fair value of warrants	$1.73	$1.52
Public Warrants:
Simulated warrant value		$1.49
Publicly-traded value		$1.49

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value measurement on December 31, 2020	$12,851,000	$8,668,000	$21,519,000
Change in valuation inputs or other assumptions	1,466,000	1,180,000	2,646,000
Fair value as of March 31, 2021	$14,317,000	$9,848,000	$24,165,000

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares, including 45,000,000 shares of Class A common stock, par value, $0.0001, and 5,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At March 31, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding at both dates and there were 3,580,839 and 3,172,650 shares, respectively, of Class A common stock issued and outstanding (excluding 13,669,161 and 14,077,350 shares, respectively, subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Business Combination Costs

In connection with identifying an initial Business Combination candidate and negotiating an initial Business Combination, the Company has entered into and expects to enter into additional engagement letters or agreements with various consultants, advisors, professionals and others. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

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

At March 31, 2021, we had approximately $579,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

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

Recent Developments – Merger Agreement

On March 5, 2021, NewHold Investment Corp., (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, NHIC Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Evolv Technologies, Inc. dba Evolv Technology, Inc., a Delaware corporation (“Evolv”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Evolv will be effected through the merger of Merger Sub with and into Evolv, with Evolv surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of the Company.

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

Results of Operations and Known Trends or Future Events

For the period from January 24, 2020 (date of inception) to March 31, 2021 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until August 2020.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting and state franchise taxes expected to total approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services. Our costs in the three months ended March 31, 2021 also include the costs of our public reporting, governance and related costs, subsequent to the Public Offering as well as professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $85,000 for the three months ended March 31, 2021. Costs associated with professional, due diligence and consulting fees related to our review of business combination candidates were approximately $1,155,000 for the three months ended March 31, 2021. As we identify Initial Business Combination candidates, our costs are expected to increase significantly in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination. We expect our costs to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination.

Since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Trust Account less taxes. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes.

Our Public Offering and Private Placement closed in August 2020 as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were initially invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In August 2020, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in February 2021 and were replaced with U.S. government treasury bills maturing in May 2021. The Company’s U.S. treasury bills yield approximately 0.1% on a yearly basis. Interest on the Trust Account was approximately $19,000 for the three months ended March 31, 2021. At the interest rate earned on the current portfolio in the trust account, it is unlikely that the income on the trust assets will be sufficient to fund the tax and working capital payments that are permitted to be withdrawn from the trust.

As discussed further in Note 6 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The statement of operations for the three months ended March 31, 2021 reflects other expense from change in fair value of the warrant liability of approximately $2,646,000.

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

The net proceeds from the Public Offering and Private Placement was approximately $174,256,000, net of the non-deferred portion of the underwriting commissions of $3,450,000 and offering costs and other expenses of approximately $494,000. $172,500,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except for withdrawal of interest amounts, if available, to pay taxes and $250,000 per year in working capital). At March 31, 2021, we had approximately $579,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination. In addition, we are permitted to withdraw cash from interest earned on the trust account for payment of taxes and for up to $250,000 of working capital.

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

For the three months ended March 31, 2021, cash used in operating activities was approximately $749,000. Net loss of approximately $4,082,000 was affected by other expense for the change in the fair value of the warrant liability of $2,646,000 as well as income earned on investments held in the Trust Account of approximately $19,000. Changes in operating assets and liabilities provided approximately $706,000 of cash for operating activities.

The Company believes that it has sufficient working capital available to it at March 31, 2021 to fund its operations for at least the next twelve months.

The Company has until August 4, 2022 to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by August 4, 2022, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share price equal to a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their redemption rights with respect to their founder shares; however, if the initial stockholders or any of their affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

Contractual obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with an affiliate of our Sponsor, pursuant to which the Company pays that affiliate $15,000 per month for office space, utilities and secretarial and administrative support.

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

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Costs incurred in connection with preparation for the Offering were approximately $9,981,000 including underwriters’ discount paid and deferred of $9,488,000. Such costs were allocated among the equity and warrant liability components based on the relative fair value of the warrants and approximately $9,596,000 has been charged to equity for the equity components and approximately $390,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2021 and December 31 2020, 13,669,161 and 14,077,350 shares, respectively, of the 17,250,000 public shares were classified outside of permanent equity.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2021 and for the period from January 24, 2020 (date of inception) to March 31, 2021:

	Three months Ended March 31,	For the Period From January 24, 2020 (date of inception) to March 31,
	2021	2020
Net income available to Class A common stockholders:
Interest income	$19,000	$-
Less: Income and franchise taxes	(19,000)	-
Net income attributable to Class A common stockholders	$-	$-

Net income available to Class B common stockholders:
Net loss	$(4,082,000)	$(2,000)
Less: amount attributable to Class A common stockholders	-	-
Net (loss) attributable to Class B common stockholders	$(4,082,000)	$(2,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021 and the period from January 24, 2020 (date of inception) to March 31, 2020, the Company recorded income tax expense of approximately $-0- in both periods, respectively, related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rate for the three months ended March 31, 2021 and the period from January 24, 2020 (date of inception) to March 31, 2020 was approximately -0 -% in both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible, as well as business combination and warrant liability costs or credits which may not be deductible and the low level of interest income. At March 31, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $550,000 and $200,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the public warrants and the private placement warrants were initially estimated using a Monte Carlo simulation approach. Following the separate trading of the Company’s common stock and public warrants, the private placement warrants fair values were estimated using a Black-Scholes-Merton approach.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on January 24, 2020 for the purpose of effecting an Initial Business Combination. As of March 31, 2021, we had not commenced any operations or generated any revenues. All activity through March 31, 2021 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $172,500,000 of the net proceeds of the Public Offering and the Private Placement that closed in August 2020 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. In August 2020, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature in February 2020 and currently yield approximately 0.1% on a yearly basis. At March 31, 2021, there was approximately $172,598,000 in the Trust Account.

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

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPAC’s”), the “Statement.” In the Statement, the SEC indicates its view that certain terms of the warrants issued in connection with a SPAC Initial Public Offering (“Public Warrants”) and private placement warrants typically issued by a SPAC (“Private Warrants”) call for such warrants to be accounted for as liabilities and not as equity. The Company has recorded such warrants as equity. This determination (liability vs. equity) has caused the Company to restate previously issued financial statements that showed the warrants as equity. Therefore, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021, December 31, 2020 and September 30, 2020, due to a material weakness in our internal control over financial reporting related to a lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments. The need to restate financial statements in this instance constitutes a material weakness in internal control.

In light of this material weakness at March 31, 2021, December 31, 2020 and September 30, 2020, we modified our procedures to include employing consultants on valuation and specialized knowledge on warrant accounting and we performed additional analysis as deemed necessary to ensure that our financial statements at March 31, 2021 were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, including the discussion in the previous paragraph, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

In light of the restatement of the previously filed financial statements, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include retaining consultants with technical accounting expertise in derivatives accounting as well as valuation consultants with expertise in warrants and other derivative instruments. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus filed with the SEC on July 28, 2020 or our Annual Report, as amended on Form 10-K/A filed on May 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

NEWHOLD INVESTMENT CORP.

Dated: May 24, 2021	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 24, 2021	/s/ Adam Deutsch
	Name:	Adam Deutsch
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)