Form 10-Q
period 2021-06-30
Evolv Technologies Holdings, Inc.
filed 2021-08-16
CIK 1805385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 001-40493

Evolv Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4473840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Totten Pond Road, 4th Floor Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 374-8100

(Registrant’s telephone number, including area code)

NewHold Investment Corp.

12141 Wickchester Ln., Suite 325

Houston, Texas 77079

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $.0001 per share	EVLV	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock	EVLVW	The Nasdaq Stock Market LLC
Units, each consisting of one share of common stock, $0.0001 par value, and one-half of one redeemable warrant	EVLVU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of August 11, 2021, the registrant had 144,157,228 shares of Class A common stock, par value $.0001 per share, outstanding.

Evolv Technologies Holdings, Inc.

(formerly NewHold Investment Corp.)

EXPLANATORY NOTE

On July 16, 2021, subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, we consummated the business combination, or the Business Combination, contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of NewHold Investment Corp. (“NHIC”), a special purpose acquisition company, which is our predecessor, and Evolv Technologies, Inc. dba Evolv Technology, Inc. (“Legacy Evolv”), as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 by and among NHIC, Merger Sub and Legacy Evolv (the “Amendment” and as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Evolv, with Legacy Evolv surviving the merger as a wholly owned subsidiary of NHIC (the “Business Combination”). Upon the closing of the Business Combination, NHIC changed its name to Evolv Technologies Holdings, Inc. with its Class A common stock continuing to be listed on Nasdaq under the ticker symbol “EVLV,” its warrants continuing to be listed on Nasdaq under the symbol “EVLVW” and its units continuing to be listed on Nasdaq under the symbol “EVLVU.” Evolv Technologies Holding, Inc. became the successor entity to NHIC pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Report, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Business Combination and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Business Combination.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described in the section titled “Risk Factors” in the final prospectus, dated June 28, 2021 (the “Prospectus”), as updated by the risk factors disclosed in the section titled “Risk Factors” in our Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2021 and July 22, 2021, respectively, and as further updated in this Report under Part II. Item 1A. “Risk Factors,” and in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	expectations regarding Evolv’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Evolv’s ability to invest in growth initiatives and pursue acquisition opportunities;

●	the risk that the consummation of the Business Combination disrupts Evolv’s current plans;
●	the ability to recognize the anticipated benefits of the Business Combination;
●	unexpected costs related to the Business Combination;
●	the amount of any redemptions by existing holders of common stock being greater than expected;
●	limited liquidity and trading of NHIC’s securities;
●	geopolitical risk and changes in applicable laws or regulations;
●	the possibility that NHIC and/or Evolv may be adversely affected by other economic, business, and/or competitive factors;
●	operational risk;
●	risk that the COVID-19 pandemic, and local, state, and federal responses to addressing the pandemic may have an adverse effect on our business operations, as well as our financial condition and results of operations;
●	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Evolv’s resources; and
●	our ability to successfully deploy the proceeds from the Business Combination.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this prospectus will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Where You Can Find More Information

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website at https://www.evolvtechnology.com/ as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHOLD INVESTMENT CORP AND SUBSIDIARY.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$181,000	$1,328,000
Prepaid expenses and other assets	145,000	184,000
Total current assets	326,000	1,512,000
Cash and investments held in trust account	172,608,000	172,579,000
Total assets	$172,934,000	$174,091,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296,000	$467,000
Accrued liabilities, including approximately $16,000 payable to a related party	7,310,000	210,000
Accrued income and franchise taxes	100,000	83,000
Total current liabilities	7,706,000	760,000
Other liabilities:
Warrant liability	25,124,000	21,519,000
Deferred underwriting compensation	6,038,000	6,038,000
Total liabilities	38,868,000	28,317,000

Common stock subject to possible redemption; 12,906,585 and 14,077,350 shares (at value of approximately $10.00 per share)	129,066,000	140,774,000
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 45,000,000 authorized shares; 4,343,415 and 3,172,650, respectively, at June 30, 2021 and December 31, 2020, issued and outstanding (excluding 12,906,585 and 14,077,350, respectively, subject to possible redemption at June 30, 2021 and December 31, 2020)	—	—
Class B common stock, $0.0001 par value, 5,000,000 authorized shares: 4,312,500 shares issued and outstanding	—	—
Additional paid-in-capital	28,620,000	16,912,000
Accumulated deficit	(23,620,000)	(11,912,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$172,934,000	$174,091,000

See accompanying notes to condensed consolidated unaudited financial statements

NEWHOLD INVESTMENT CORP AND SUBSIDIARY.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

				For the
				Period From
				January 24,
				2020 (date of
	Three Months	Three Months	Six Months	inception) to
	Ended	Ended	Ended	June 30,
	June 30, 2021	June 30, 2020	June 30, 2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—	$—
General and administrative expenses	6,677,000	2,000	8,132,000	2,000
Loss from operations	(6,677,000)	(2,000)	(8,132,000)	(2,000)
Other income (expense) –
Income from Trust Account	10,000	—	29,000	—
Change in fair value of warrant liability	(959,000)	—	(3,605,000)	—

Loss before provision for income tax	(7,626,000)	(2,000)	(11,708,000)	(2,000)
Provision for income tax	—	—	—	—
Net loss	$(7,626,000)	(2,000)	$(11,708,000)	$(2,000)

Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding - basic and diluted	17,250,000	—	17,250,000	—
Net income per Class A common share – basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average Class B common shares outstanding – basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500
Net loss per Class B common share – basic and diluted	$(1.77)	$(0.00)	$(2.71)	$(0.00)

See accompanying notes to condensed consolidated unaudited financial statements

NEWHOLD INVESTMENT CORP AND SUBSIDIARY.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2021, for the three months ended June 30, 2020 and for the period from January 24, 2020 (date of inception) to June 30, 2020

(unaudited)

For the three months ended June 30, 2021:

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2021, (unaudited)	3,580,839	$—	4,312,500	$—	$20,994,000	$(15,994,000)	$5,000,000
Change in Class A common stock subject to possible redemption	762,576	—	—	—	7,626,000	—	7,626,000
Net loss	—	—	—	—	—	(7,626,000)	(7,626,000)
Balances, June 30, 2021 (unaudited)	4,343,415	$—	4,312,500	$—	$28,620,000	$(23,620,000)	$5,000,000

For the six months ended June 30, 2021:

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	3,172,650	$—	4,312,500	$—	$16,912,000	$(11,912,000)	$5,000,000
Change in Class A common stock subject to possible redemption	1,170,765	—	—	—	11,708,000	—	11,708,000
Net loss	—	—	—	—	—	(11,708,000)	(11,708,000)
Balances, June 30, 2021 (unaudited)	4,343,415	$—	4,312,500	$—	$28,620,000	$(23,620,000)	$5,000,000

See accompanying notes to condensed consolidated unaudited financial statements

NEWHOLD INVESTMENT CORP AND SUBSIDIARY.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2021, for the three months ended June 30, 2020 and for the period from January 24, 2020 (date of inception) to June 30, 2020, continued

(unaudited)

For the three months ended June 30, 2020:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2020, (unaudited)	—	$—	4,312,500	$—	$25,000	$—	$25,000
Net loss	—	—	—	—	—	(2,000)	(2,000)
Balances, June 30, 2020 (unaudited)	—	$—	4,312,500	$—	$25,000	$(2,000)	$23,000

For the period from January 24, 2020 (date of inception) to June 30, 2020:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 24, 2020, (date of inception)	—	$—	—	$—	$—	$—	$—
Sale of shares to Sponsor at $0.006 per share	—	—	4,312,500	—	25,000	—	25,000
Net loss	—	—	—	—	—	(2,000)	(2,000)
Balances, June 30, 2020 (unaudited)	—	$—	4,312,500	$—	$25,000	$(2,000)	$23,000

See accompanying notes to condensed consolidated unaudited financial statements

NEWHOLD INVESTMENT CORP AND SUBSIDIARY.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

		For the period
		from January 24,
	For the six	2020 (date of
	months ended	inception) to
	June 30, 2021	June 30,2020
Cash flows from operating activities:
Net loss	$(11,708,000)	(2,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on the Trust Account	(29,000)	—
Change in fair value of warrant liability	3,605,000	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	39,000	—
Increase in accounts payable	(171,000)	—
Increase in accounts payable and accrued liabilities	7,100,000	2,000
Increase in accrued income and franchise taxes and rounding	17,000	—
Net cash (used in) provided by operating activities	(1,147,000)	—

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from Note payable to Sponsor	—	25,000
Payment of offering costs	—	(50,000)
Net cash provided by financing activities	—	—

Net decrease in cash	(1,147,000)	—
Cash at beginning of period	1,328,000	—
Cash at end of period	$181,000	$—

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable and accrued liabilities	$—	$123,000
Change in value of Class A common stock subject to redemption	$(11,708,000)	$—
Cost paid directly by Sponsor and included in Notes payable to Sponsor	$—	$3,000

See accompanying notes to condensed consolidated financial statements

NEWHOLD INVESTMENT CORP AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

NewHold Investment Corp. (the “Company”) was incorporated in Delaware on January 24, 2020 as NewHold Industrial Corp. and on February 14, 2020 changed its name to NewHold Investment Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On July 16, 2021 in connection with the Company’s initial Business Combination (See Note 9), the Company changed its name to Evolv Technologies Holdings, Inc.

At June 30, 2021, the Company had not commenced any operations. All activity for the period from January 24, 2020 (date of inception) to June 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on the proceeds derived from the Public Offering.

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

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with a Target Business. As used herein, “Target Business” is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less deferred underwriting commissions and any taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination. See Note 9.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity.” In August 2020, the Company deposited an aggregate of $172,500,000 from the proceeds of the Public Offering, including the underwriters’ exercise of their overallotment option and the sale of $5,700,000 for the Private Placement Warrants, net of expenses.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NHIC Sub Inc., a wholly owned subsidiary of the Company, incorporated in Delaware, formed to facilitate the acquisition of Evolv (Note 9). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any later period. Certain reclassifications have been made to the December 31, 2020 balance sheet to conform to the current presentation.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated July 28, 2020, as well as the Company’s Annual Report, Amendment #1 on Form 10-K/A filed with the SEC on May 14, 2021.

At June 30, 2021, the Company has approximately $181,000 in cash, approximately $7,706,000 of current liabilities and approximately $7,380,000 in negative working capital. The preponderance of the current liabilities (approximately $7,300,000) results from amounts accrued as payable to professional service firms who have agreed to deferred payment terms, or success fees, that are payable at the closing of a Business Combination. Such accrued fees were paid upon the closing of the Business Combination on July 16, 2020. Therefore, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2021, management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination or one year from the date of issuance of these financial statements.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and December 31, 2020.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2021 and December 31, 2020, 12,906,585 and 14,077,350, respectively, of the 17,250,000 public shares were classified outside of permanent equity.

Net Income (Loss) per Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 14,325,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the periods presented.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2021 and for the three months ended June 30, 2020 and for the period from January 24, 2020 (date of inception) to June 30, 2020:

		For the Period		For the Period
		From January		From January
	Three months	24, 2020 (date	Six months	24, 2020 (date
	Ended	of inception) to	Ended	of inception) to
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net income available to Class A common stockholders:
Interest income	$9,000	$—	$29,000	$—
Less: Income and franchise taxes	(9,000)	—	(29,000)	—
Net income attributable to Class A common stockholders	$—	$—	$—	$—

Net income available to Class B common stockholders:
Net loss	$(7,626,000)	$(2,000)	$(11,708,000)	$(2,000)
Less: amount attributable to Class A common stockholders	—	—	—	—
Net (loss) attributable to Class B common stockholders	$(7,626,000)	$(2,000)	$(11,708,000)	$(2,000)

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

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Accounting Standards Codification (“ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021 and the three months ended June 30, 2021 and the period from January 24, 2020 (date of inception) to June 30, 2021, the Company recorded income tax expense of approximately $-0-and $-0-, respectively, related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rate for the three and six months ended June 30, 2021 and the three months ended June 30, 2021 and the period from January 24, 2020 (date of inception) to June 30, 2021 was approximately -0-% and -0-%, and -0-% and -0-%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible as well as business combination and warrant liability charges or credits which may not be deductible, and the low level of interest income. At June 30, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $575,000 and $200,000, respectively. The Company records a full allowance reducing such deferred tax assets to zero since they are not reasonably assured of realizabilty due to the Company’s lack of operations, losses and pending change of control.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the condensed consolidated balance sheet but before the condensed financial statements were available to be issued require potential adjustment to or disclosure in the condensed consolidated financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed, see Note 9.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

In February 2020, the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. In July 2020, the Sponsor transferred an aggregate of 867,500 founder shares, including to the following persons: (1) 32,500 founder shares to each of Marc Saiontz and Suzy Taherian, two of the Company’s independent director nominees, (ii) 35,000 founder shares to each of Neil Glat and Brian Mathis, two of the Company’s independent director nominees, (iii) 40,000 founder shares to Kathleen Harris, one of the Company’s independent director nominees, (iv) 50,000 founder shares to Thomas Sullivan, one of the Company’s independent director nominees, (v) 67,500 founder shares to Adam Deutsch, the Company’s Chief Financial Officer, (vi) 100,000 founder shares to Charlie Baynes-Reid, the Company’s Chief Operating Officer, (vii) 135,000 founder shares to each of Kevin Charlton and Charles Goldman, the Company’s Chief Executive Officer and director, respectively, and (viii)

200,000 founder shares to Nick Petruska, the Company’s special advisor; and (ii) the Sponsor forfeited 920,000 shares of Class B common stock and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Mint Tower Capital Management B.V (collectively, the “Anchor Investor”) purchased 920,000 shares of Class B common stock from the Company for an aggregate purchase price of approximately $5,333, or approximately $0.006 per share resulting in the Company’s initial stockholders holding an aggregate of 4,312,500 Founder Shares. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. During the three and six months ended June 30, 2021, approximately $45,000 and $90,000, respectively, was included in general and administrative expenses for the administrative support fee.

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

At June 30, 2021 the proceeds of the Trust Account were invested primarily in a money market fund that invests in U.S. government treasury bills complying with the requirements stated above.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2021 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
			Prices in
	Carrying value at	Gross Unrealized	Active Markets
Description	June 30, 2021	Holding Gains	(Level 1)
Assets:
Cash and money market funds	$172,608,000	$—	$172,608,000
Total	$172,608,000	$—	$172,608,000

			Quoted Price
			Prices in
	Carrying value at	Gross Unrealized	Active Markets
Description	December 31, 2020	Holding Gains	(Level 1)
Assets:
U.S. government treasury bills	$172,579,000	$—	$172,579,000
Total	$172,579,000	$—	$172,579,000

In July 2021, in connection with the Business Combination discussed further in Note 9, holders of 8,755,987 shares of Class A common stock properly redeemed their shares for an aggregate of $87,564,196.77 was removed from Trust Assets to fund such redemptions. The remaining balance in the Trust Account was used to fund the Business Combination.

NOTE 6 — ACCOUNTING FOR WARRANT LIABILITY

At June 30, 2021, there were 14,325,000 warrants outstanding including 8,625,000 Public Warrants and 5,700,000 Private Placement Warrants.

The Company accounts for its warrants outstanding consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Warrant Liabilities:
Public Warrants	$14,921,000	$14,921,000	$—	$—
Private Placement Warrants	$10,203,000	$—	$—	$10,203,000
Warrant liability at June 30, 2021	$25,124,000	$14,921,000	—	$10,203,000

December 31, 2020 — The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Warrant Liabilities:
Public Warrants	$12,851,000	$—	$—	$12,851,000
Private Placement Warrants	8,668,000	—	—	8,668,000
Warrant liability at December 31, 2020	$21,519,000	$—	$—	$21,519,000

The Company utilizes a third-party valuation consultant that uses a Black-Scholes-Merton approach to value the Private Placement Warrants for the reporting period ended June 30, 2021, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes-Merton option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of	As of
	June 30,	December 31,
Private Warrants:	2021)	2020
Term (in years)	5.0	5.0
Volatility – post announcement	24.1%	30%
Risk-free rate	0.87%	0.47%
Fair value of warrants	$1.79	$1.52
Public Warrants:
Simulated warrant value	$1.73	$1.49
Publicly-traded value	$1.73	$1.49

The following table presents the changes in the fair value of warrant liabilities:

		Private	Warrant
	Public	Placement	Liabilities
Fair value measurement on December 31, 2020	$12,851,000	$8,668,000	$21,519,000
Change in valuation inputs or other assumptions	2,070,000	1,535,000	3,605,000
Fair value as of June 30, 2021	$14,921,000	$10,203,000	$25,124,000

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares, including 45,000,000 shares of Class A common stock, par value, $0.0001, and 5,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At June 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding at both dates and there were 4,343,415 and 3,172,650 shares, respectively , of Class A common stock issued and outstanding (excluding 12,906,585 and 14,077,350 shares, respectively, subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENT – MERGER

On July 16, 2021, subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q relates, we consummated the business combination, or the Business Combination, contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company a special purpose acquisition company, which is our predecessor, and Evolv Technologies, Inc. dba Evolv Technology, Inc. (“Legacy Evolv”), as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 by and among the Company, Merger Sub and Legacy Evolv (the “Amendment” and as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Evolv, with Legacy Evolv surviving the merger as a wholly owned subsidiary of the Company (the “Business Combination”). Upon the closing of the Business Combination, the Company changed its name to Evolv Technologies Holdings, Inc. and the officers of NewHold Investments Corp resigned and the officers of Evolv became the officers of the Company. Evolv is engaged in the business of providing artificial intelligence touchless security screening. Evolv is based in Waltham, Massachusetts.

Holders of 8,755,987 shares of the Company Class A common stock sold in its initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from Comapny public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $87,564,196.77 in the aggregate. As a result of the Business Combination, each share of Legacy Evolv preferred stock and common stock was converted into the right to receive approximately 0.378 shares of Evolv Technologies Holdings, Inc’s Class A common stock. Additionally, the 4,312,500 shares of Company Class B common stock held by NewHold Industrial Technology Holdings LLC, automatically converted to 4,312,500 shares of Evolv Technologies Holdings, Inc’s Class A common stock.

Cash proceeds of the Business Combination were funded through a combination of Company cash held in trust, net of redemptions, and $300.0 million in aggregate gross proceeds to Evolv from the Private Investment in Public Equity (“PIPE”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Report regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

As of June 30, 2021 we were a blank check company incorporated on January 24, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We completed our Initial Business Combination on July 16, 2021 (as further discussed below) using cash from the proceeds of our initial public offering that was completed in August 2020 (the “Public Offering”) and the sale of warrants in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in an Initial Business Combination:

●	may significantly dilute the equity interest of our stockholders;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or incur other indebtedness to finance our Initial Business Combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security or other indebtedness contains covenants restricting our ability to obtain such financing while the debt security or other indebtedness is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, or limit our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and;
●	other disadvantages compared to our competitors who have less debt.

At June 30, 2021, we had approximately $181,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Recent Developments – Merger Agreement

On July 16, 2021, subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Report relates, we consummated the business combination, or the Business Combination, contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of NewHold Investment Corp. (“NHIC”), a special purpose acquisition company, which is our predecessor, and Evolv Technologies, Inc. dba Evolv Technology, Inc. (“Legacy Evolv”), as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 by and among NHIC, Merger Sub and Legacy Evolv (the “Amendment” and as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Evolv, with Legacy Evolv surviving the merger as a wholly-owned subsidiary of NHIC. Upon the closing of the Business Combination, NHIC changed its name to Evolv Technologies Holdings, Inc. with its Class A common stock continuing to be listed on Nasdaq under the ticker symbol “EVLV,” its warrants continuing to be listed on Nasdaq under the symbol “EVLVW” and its units continuing to be listed on Nasdaq under the symbol “EVLVU.” Evolv Technologies Holding, Inc. became the successor entity to NHIC pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Report, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Business Combination and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Business Combination.

Upon the closing of the Business Combination, NHIC changed its name to Evolv Technologies Holdings, Inc. and the officers of NewHold Investments Corp resigned and the officers of Evolv became the officers of the Company. Evolv is engaged in the business of providing artificial intelligence touchless security screening. Evolv is based in Waltham, Massachusetts.

See the Prospectus, dated June 28, 2021 and our Form 8-K filed with the SEC on June 28, 2021 and July 22, 2021, respectively, for additional information about the Merger Agreement.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

 Recent Developments – COVID-19

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

Results of Operations and Known Trends or Future Events

For the period from January 24, 2020 (date of inception) to June 30, 2021 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until August 2020.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting and state franchise taxes expected to total approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor (see Note 1 to condensed consolidated financial statements) for administrative services. Our costs in the three and six months ended June 30, 2021 also include the costs of our public reporting, governance and related costs, subsequent to the Public Offering as well as professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $129,000 and $178,000, respectively, for the three and six months ended June 30, 2021. Costs associated with professional, due diligence and consulting fees related to our review of business combination candidates were approximately $6,360,000 and $7,539,000, respectively, for the three and six months ended June 30, 2021. As we identify Initial Business Combination candidates, our costs are expected to increase significantly in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination. We expect our costs to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination. Costs to adjust our warrant liabilities to market value at each reporting period were approximately $959,000 and $3,605,000, respectively, for the three and six months ended June 30, 2021.

Since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Trust Account less taxes. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes.

Our Public Offering and Private Placement closed in August 2020 as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were initially invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In August 2020, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in February 2021 and were replaced with U.S. government treasury bills maturing in May 2021. In May 2021, the proceeds from the maturity of the U.S. government treasury bills were invested in a money market fund meeting the conditions previously described. The Company’s U.S. treasury bills yield approximately 0.1% on a yearly basis. Interest on the Trust Account was approximately $10,000 and $29,000, respectively, for the three and six months ended June 30, 2021. At the interest rate earned on the current portfolio in the trust account, it is unlikely that the income on the trust assets will be sufficient to fund the tax and working capital payments that are permitted to be withdrawn from the trust.

As discussed further in Note 6 to the condensed consolidated financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed consolidated financial statements. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period.

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

The net proceeds from the Public Offering and Private Placement was approximately $174,256,000, net of the non-deferred portion of the underwriting commissions of $3,450,000 and offering costs and other expenses of approximately $494,000. $172,500,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except for withdrawal of interest amounts, if available, to pay taxes and $250,000 per year in working capital). At June 30, 2021, we had approximately $181,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination. In addition, we are permitted to withdraw cash from interest earned on the trust account for payment of taxes and for up to $250,000 of working capital.

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

For the six months ended June 30, 2021, cash used in operating activities was approximately $1,147,000. Net loss of approximately $11,708,000 was affected by other expense for the change in the fair value of the warrant liability of $3,605,000 as well as income earned on investments held in the Trust Account of approximately $29,000. Changes in operating assets and liabilities provided approximately $6,985,000 of cash for operating activities. For the period from January 24, 2020 (inception) to June 30, 2020, the Company’s cash needs were funded primarily with $25,000 contributed by the initial shareholders in connection with their purchase of Class B common stock and $25,000 borrowed from the Sponsor under a note that was paid at the closing of the Company’s Public Offering in January 2021.

For the period from January 24, 2020 to June 30, 2020, our activities were funded primarily by (a) $25,000 investment in our Class B common stock by our initial shareholders and (b) $25,000 in loans from our Sponser.

The Company believes that it has sufficient working capital available to it at June 30, 2021 to fund its operations at least until it completes its Business Combination or for the next twelve months.

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

As discussed in Recent Developments – Merger Agreement, on July 16, 2021 the Company’s Initial Business Combination was consummated.

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

As discussed in Recent Developments – Merger Agreement, on July 16, 2021 the Company’s Initial Business Combination was consummated.

Contractual obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with an affiliate of our Sponsor, pursuant to which the Company pays that affiliate $15,000 per month for office space, utilities and secretarial and administrative support.

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

As discussed in Recent Developments – Merger Agreement, on July 16, 2021 the Company’s Initial Business Combination was consummated.

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

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — ”Expenses of Offering”. Costs incurred in connection with preparation for the Offering were approximately $9,981,000 including underwriters’ discount paid and deferred of $9,488,000. Such costs were allocated among the equity and warrant liability components based on the relative fair value of the warrants and approximately $9,596,000 has been charged to equity for the equity components and approximately $390,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2021 and December 31 2020, 12,906,585 and 14,077,350 shares, respectively, of the 17,250,000 public shares were classified outside of permanent equity.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2021 and for the three months ended June 30, 2020 and for period from January 24, 2020 (date of inception) to June 30, 2020:

		For the Period		For the Period
		From January		From January
	Three months	24, 2020 (date	Six months	24, 2020 (date
	Ended	of inception) to	Ended	of inception) to
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net income available to Class A common stockholders:
Interest income	$9,000	$—	$28,000	$—
Less: Income and franchise taxes	(9,000)	—	(28,000)	—
Net income attributable to Class A common stockholders	$—	$—	$—	$—

Net income available to Class B common stockholders:
Net loss	$(7,626,000)	$(2,000)	$(11,708,000)	$(2,000)
Less: amount attributable to Class A common stockholders	—	—	—	—
Net (loss) attributable to Class B common stockholders	$(7,626,000)	$(2,000)	$(11,708,000)	$(2,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021 and the three months ended June 30, 2021 and the period from January 24, 2020 (date of inception) to June 30, 2021, the Company recorded income tax expense of approximately $0 and $0, respectively, related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rate for the three and six months ended June 30, 2021 and the three months ended June 30, 2021 and the period from January 24, 2020 (date of inception) to June 30, 2021 was approximately -0 -% and -0 -%, and -0-% and -0-%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible as well as business combination and warrant liability charges or credits which may not be deductible, and the low level of interest income. At June 30, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $575,000 and $200,000, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on January 24, 2020 for the purpose of effecting an Initial Business Combination. As of June 30, 2021, we had not commenced any operations or generated any revenues. All activity through June 30, 2021 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $172,500,000 of the net proceeds of the Public Offering and the Private Placement that closed in August 2020 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. In August 2020, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in February 2020 yielding approximately 0.1% on a yearly basis. In February 2021, upon the maturity of the U.S. government treasury bills, the Trust Assets were invested in a money market fund meeting the conditions stated above. At June 30, 2021, there was approximately $172,608,000 in the Trust Account.

In July 2021, in connection with the Business Combination discussed further in Note 9, and under Part I. Item 3. “Management’s Discussion and Analysis,” holders of 8,755,987 shares of Class A common stock properly redeemed their shares for an aggregate of approximately $87,564,197 was removed from Trust Assets to fund such redemptions. The remaining balance in the Trust Account was used to fund the Business Combination.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPAC’s”), the “Statement.” In the Statement, the SEC indicates its view that certain terms of the warrants issued in connection with a SPAC Initial Public Offering (“Public Warrants”) and private placement warrants typically issued by a SPAC (“Private Warrants”) call for such warrants to be accounted for as liabilities and not as equity. The Company has recorded such warrants as equity. This determination (liability vs. equity) has caused the Company to restate previously issued financial statements that showed the warrants as equity. Therefore, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, due to a material weakness in our internal control over financial reporting related to a lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments. The need to restate financial statements in this instance constitutes a material weakness in internal control

In light of this material weakness at June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, we modified our procedures to include employing consultants on valuation and specialized knowledge on warrant accounting and we performed additional analysis as deemed necessary to ensure that our financial statements at June 30, 2020 were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, including the discussion in the previous paragraph, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021 due to the material weakness in our internal control over financial reporting described above.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

In light of the correction of the previously filed financial statements, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include retaining consultants with technical accounting expertise in derivatives accounting as well as valuation consultants with expertise in warrants and other derivative instruments. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

 As a result of the closing of the Business Combination on July 16, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended on Form 10-K/A for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Prospectus, as updated by the risk factors disclosed in the section titled “Risk Factors” in our Form 8-K, filed with the SEC on June 28, 2021 and July 22, 2021, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger dated as of June 5, 2021, by and among the NHIC, the Merger Sub and Legacy Evolv	Form 8-K	001-39417	2.1	March 8, 2021

2.2	First Amendment to Agreement and Plan of Merger dated as of June 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.1	June 9, 2021

3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-39417	3.1	June 9, 2021

3.2	Amended and Restated Bylaws	Form 8-K	001-39417	3.2	June 9, 2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLV TECHNOLOGIES HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Peter George
Peter George
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Peter Faubert
Peter Faubert
Chief Financial Officer (Principal Financial Officer)