Form 10-Q
period 2021-09-30
Evolv Technologies Holdings, Inc.
filed 2021-11-15
CIK 1805385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39417

Evolv Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4473840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Totten Pond Road, 4th Floor

Waltham, Massachusetts 02451

(Address of Principal Executive Offices)

(781) 374-8100

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common stock, par value $0.0001 per share	EVLV	The Nasdaq Stock Market

Warrants to purchase one share of Class A common stock	EVLVW	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2021, there were 142,435,281 of the registrant’s ordinary shares outstanding.

		Page

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	F-1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	F-2

	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	F-4

	Notes to Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

Part II	Other Information	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures

i

EXPLANATORY NOTE

On July 16, 2021, we consummated the business combination (the “Merger”), contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of NewHold Investment Corp. (“NHIC”), a special purpose acquisition company, which is our predecessor, and Evolv Technologies, Inc. dba Evolv Technology, Inc. (“Legacy Evolv”), as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 by and among NHIC, Merger Sub and Legacy Evolv (the “Amendment” and as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Evolv, with Legacy Evolv surviving the merger as a wholly owned subsidiary of NHIC. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. Evolv Technologies Holdings, Inc. became the successor entity to NHIC pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Merger and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section titled “Risk Factors” in our final prospectus dated and filed with the Securities and Exchange Commission on September 3, 2021. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●expectations regarding Evolv’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Evolv’s ability to invest in growth initiatives and pursue acquisition opportunities;
●the risk that the consummation of the Merger disrupts Evolv’s current plans;
●the ability to recognize the anticipated benefits of the Merger;

●unexpected costs related to the Merger;
●limited liquidity and trading of Evolv’s securities;
●geopolitical risk and changes in applicable laws or regulations;
●the possibility that Evolv may be adversely affected by other economic, business, and/or competitive factors;
●operational risk;
●risk that the COVID-19 pandemic, including variants, and local, state, and federal responses to addressing the pandemic may have an adverse effect on our business operations, as well as our financial condition and results of operations;
●litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Evolv’s resources; and
●our ability to successfully deploy the proceeds from the Merger.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward- looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

GENERAL

We may announce material business and financial information to our investors using our investor relations website at https://ir.evolvtechnology.com/. We therefore encourage investors and others interested in Evolv to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

WHERE YOU CAN FIND MORE INFORMATION

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website at www.evolvtechnology.com as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$333,747	$4,704
Restricted cash	400	—
Accounts receivable, net	7,330	1,401
Inventory	3,530	2,742
Current portion of commission asset	1,084	562
Prepaid expenses and other current assets	13,672	900
Total current assets	359,763	10,309
Commission asset, noncurrent	2,310	1,730
Property and equipment, net	17,783	9,316
Restricted cash, noncurrent	275	—
Long-term contract assets	2,582	—
Total assets	$382,713	$21,355

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,460	$4,437
Accrued expenses and other current liabilities	6,169	3,727
Current portion of deferred revenue	5,668	3,717
Current portion of deferred rent	37	11
Current portion of financing obligation	—	227
Current portion of long-term debt	1,000	—
Total current liabilities	21,334	12,119
Deferred revenue, noncurrent	988	480
Noncurrent portion of deferred rent	371	—
Derivative liability	—	1,000
Contingent earn-out liability	35,027	—
Contingently issuable common stock liability	5,952	—
Public warrant liability	20,484	—
Common stock warrant liability	—	1
Financing obligation, noncurrent	—	132
Long-term debt, noncurrent	14,359	16,432
Total liabilities	98,515	30,164
Commitments and contingencies (Note 17)

Convertible preferred stock; (Series A, A-1, B, and B-1), $0.001 par value; 0 and 207,390,039 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 77,377,987 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 at September 30, 2021	—	75,877
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,100,000,000 and 305,491,899 shares authorized at September 30, 2021 and December 31, 2020, respectively; 142,418,469 and 9,845,192 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	14	1
Preferred stock, $0.0001 par value; 100,000,000 and 0 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	391,440	9,194
Accumulated deficit	(107,256)	(93,881)
Stockholders’ equity (deficit)	284,198	(84,686)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$382,713	$21,355

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$5,345	$349	$10,299	$422
Subscription revenue	2,305	794	5,118	1,743
Service revenue	717	318	1,429	585
Total revenue	8,367	1,461	16,846	2,750
Cost of revenues:
Cost of product revenue	2,933	163	7,237	361
Cost of subscription revenue	1,086	490	2,542	1,192
Cost of service revenue	192	169	732	376
Total cost of revenue	4,211	822	10,511	1,929
Gross profit	4,156	639	6,335	821
Operating expenses:
Research and development	3,641	4,088	8,330	10,629
Sales and marketing	8,510	1,552	17,284	5,105
General and administrative	6,983	1,177	11,162	2,676
Loss from impairment of property and equipment	1,656	—	1,656	—
Total operating expenses	20,790	6,817	38,432	18,410
Loss from operations	(16,634)	(6,178)	(32,097)	(17,589)
Other income (expense), net:
Interest expense	(286)	(84)	(5,988)	(207)
Other expense, net	(669)	—	(669)	—
Loss on extinguishment of debt	(865)	—	(12,685)	—
Change in fair value of derivative liability	475	—	(1,745)	—
Change in fair value of contingent earn-out liability	31,818	—	31,818	—
Change in fair value of contingently issuable common stock liability	5,718	—	5,718	—
Change in fair value of public warrant liability	3,152	—	3,152	—
Change in fair value of common stock warrant liability	42	—	(879)	—
Total other income (expense), net	39,385	(84)	18,722	(207)
Net income (loss) and comprehensive income (loss) attributable to common stockholders – basic	$22,751	$(6,262)	$(13,375)	$(17,796)
Net income (loss) and comprehensive income (loss) attributable to common stockholders – diluted	$23,222	$(6,262)	$(13,375)	$(17,796)
Net income (loss) per share attributable to common stockholders – basic	$0.19	$(0.70)	$(0.28)	$(2.00)
Net income (loss) per share attributable to common stockholders – diluted	$0.15	$(0.70)	$(0.28)	$(2.00)
Weighted average common shares outstanding – basic	119,745,196	8,917,855	47,772,253	8,892,564
Weighted average common shares outstanding – diluted	153,867,300	8,917,855	47,772,253	8,892,564

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2020	77,377,987	$75,877	9,845,192	$1	$9,194	$(93,881)	$(84,686)
Issuance of warrant to purchase common stock	—	—	—	—	1	—	1
Issuance of common stock upon exercise of stock options	—	—	1,563,950	—	455	—	455
Stock-based compensation expense	—	—	—	—	1,082	—	1,082
Net loss	—	—	—	—	—	(13,755)	(13,755)
Balances at March 31, 2021	77,377,987	75,877	11,409,142	1	10,732	(107,636)	(96,903)
Issuance of warrant to purchase common stock	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,993,936	—	202	—	202
Stock-based compensation expense	—	—	—	—	535	—	535
Net loss	—	—	—	—	—	(22,371)	(22,371)
Balances at June 30, 2021	77,377,987	75,877	13,403,078	1	11,469	(130,007)	(118,537)
Conversion of convertible preferred stock into common stock in connection with the closing of the Merger	(77,377,987)	(75,877)	80,873,772	8	75,869	—	75,877
Issuance of common stock in connection with the closing of the Merger	—	—	10,391,513	1	84,944	—	84,945
Issuance of common stock in connection with the consummation of the PIPE Investment	—	—	30,000,000	3	299,997	—	300,000
Issuance of common stock for net settlement of common stock and preferred stock warrants upon settlement of the Merger	—	—	2,029,712	—	880	—	880
Issuance of common stock for the conversion of convertible notes	—	—	5,408,672	1	53,644	—	53,645
Issuance of public warrant in connection with the closing of the Merger	—	—	—		(23,636)	—	(23,636)
Payment of deferred offering costs in connection with the closing of the Merger and PIPE Investment	—	—	—	—	(35,728)	—	(35,728)
Initial fair value of contingent earn-out liability recognized upon the closing of the Merger	—	—	—	—	(66,845)	—	(66,845)
Initial fair value of contingently issuable common stock liability recognized upon the closing of the Merger	—	—	—	—	(11,670)	—	(11,670)
Issuance of common stock upon exercise of stock options	—	—	311,722	—	120	—	120
Stock-based compensation expense	—	—	—	—	2,396	—	2,396
Net income	—	—	—	—	—	22,751	22,751
Balances at September 30, 2021	—	$—	142,418,469	$14	$391,440	$(107,256)	$284,198

Balances at December 31, 2019	74,170,214	$72,883	8,621,846	$1	$7,978	$(66,489)	$(58,510)
Issuance of Series B-1 convertible preferred stock, net of issuance costs of $106	3,207,773	2,994	—	—	—	—	—
Issuance of warrant to purchase common stock	—	—	—	—	45	—	45
Issuance of common stock upon exercise of stock options	—	—	281,500	—	67	—	67
Stock-based compensation expense	—	—	—	—	62	—	62
Net loss	—	—	—	—	—	(6,430)	(6,430)
Balances at March 31, 2020	77,377,987	75,877	8,903,346	1	8,152	(72,919)	(64,766)
Issuance of common stock upon exercise of stock options	—	—	11,024	—	3	—	3
Stock-based compensation expense	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	(5,104)	(5,104)
Balances at June 30, 2020	77,377,987	75,877	8,914,370	1	8,215	(78,023)	(69,807)
Issuance of common stock upon exercise of stock options	—	—	14,804	—	348	—	348
Stock-based compensation expense	—	—	—	—	403	—	403
Net loss	—	—	—	—	—	(6,262)	(6,262)
Balances at September 30, 2020	77,377,987	$75,877	8,929,174	$1	$8,966	$(84,285)	$(75,318)

(1)	The shares of the Company’s convertible preferred stock and common stock, prior to the Merger (as defined in Note 1) have been retrospectively restated to reflect the exchange ratio of 0.378 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,375)	$(17,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,948	685
Write-off of inventory	400	—
Loss from impairment of property and equipment	1,656	—
Loss on disposal of property and equipment	659	—
Stock-based compensation	4,013	525
Noncash interest expense	5,561	—
Provision recorded for allowance for doubtful accounts	(63)	(16)
Loss on extinguishment of debt	12,685	—
Change in fair value of derivative liability	1,745	—
Change in fair value of common stock warrant liability	879	—
Change in fair value of earn-out liability	(31,818)	—
Change in fair value of contingently issuable common stock	(5,718)	—
Change in fair value of public warrant liability	(3,152)	—
Changes in operating assets and liabilities
Accounts receivable	(5,866)	(1,956)
Inventory	(10,836)	(1,123)
Commission assets	(1,102)	(1,282)
Contract assets	(2,582)	—
Prepaid expenses and other current assets	(12,772)	(393)
Accounts payable	2,264	1,041
Deferred revenue	2,459	1,889
Deferred rent	397	(24)
Warranty Reserve	(42)	(56)
Accrued expenses and other current liabilities	2,183	109
Net cash used in operating activities	(50,477)	(18,397)
Cash flows from investing activities:
Purchases of property and equipment	(3,082)	(4,304)
Net cash used in investing activities	(3,082)	(4,304)
Cash flows from financing activities:
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	—	2,994
Proceeds from exercise of stock options	777	418
Proceeds from issuance of common stock from the PIPE Investment	300,000	—
Proceeds from the closing of the Merger	84,945	—
Payment of offering costs from the closing of the Merger and PIPE Investment	(33,968)	—
Repayment of financing obligations	(359)	(225)
Proceeds from long-term debt, net of issuance costs	31,882	5,605
Repayment of principal on long-term debt	—	(321)
Net cash provided by financing activities	383,277	8,471
Net increase (decrease) in cash, cash equivalents and restricted cash	329,718	(14,230)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	17,341
Cash, cash equivalents and restricted cash at end of period	$334,422	$3,111
Supplemental disclosure of cash flow information
Cash paid for interest	$427	$207
Supplemental disclosure of non-cash activities
Issuance of equity classified warrants	$—	$45
Transfer of inventory to property and equipment	9,648	86
Deferred offering costs included in accounts payable	1,760	—
Conversion of convertible preferred stock to common stock	75,877	—
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	66,845	—
Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	11,670	—
Conversion of common stock warrants to common stock in connection with the closing of the Merger	880	—
Initial fair value of public warrants in connection with the closing of the Merger	23,636	—

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Merger and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.

Legacy Evolv was incorporated under the laws of the State of Delaware on July 8, 2013. The Company is the global leader in AI-based touchless security screening. The Company’s mission is to make the world a safer and more enjoyable place to live, work, learn, and play. The Company is democratizing security by making it seamless for gathering spaces to address the chronic epidemic of mass shootings and terrorist attacks in a cost-effective manner while improving the visitor experience. The Company is headquartered in Waltham, Massachusetts.

Merger with NewHold Investment Corp.

On July 16, 2021 (the “Closing Date”), the predecessor company, consummated the previously announced Merger with Legacy Evolv, pursuant to the Agreement and Plan of Merger dated as of March 5, 2021, and amended by the First Amendment to Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 5, 2021. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. and the officers of NHIC, the predecessor company resigned. The officers of Legacy Evolv became the officers of the Company, and the Company listed its shares of common stock, par value $0.0001 per share, on Nasdaq under the symbol “EVLV” (see Note 3).

Subscription Agreement

Prior to the completion of the Merger, the Company entered into subscription agreements (collectively, the “PIPE Investment”) with certain parties subscribing for shares of the Company’s common stock (the “Subscribers”) pursuant to which the Subscribers agreed to purchase. Pursuant to the PIPE Investment, the Company issued 30,000,000 shares of Class A common stock for a purchase price of $10.00 per share with gross proceeds of $300.0 million.

Risks and uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the human security industry including, but not limited to, the successful development, commercialization, marketing and sale of existing and new products, fluctuations in operating results and financial risks, protection of proprietary knowledge and patent risks, dependence on key personnel, competition, technological risks, cybersecurity risks, customer demand and management of growth. Potential risks and uncertainties also include, without limitation, uncertainties regarding the duration and magnitude of the impact of the COVID-19 pandemic, including variants, on the Company’s business and the economy in general.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The Company cannot at this time predict the ultimate extent, duration, or full impact that the COVID-19 pandemic will have on its future financial condition and operations. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic, including variants, and related governmental advisories and restrictions, the progression and effectiveness of vaccination roll-outs, vaccine hesitancy, and the actions

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. Given the ongoing evolution of the COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.

Future impacts to the Company’s business as a result of COVID-19 could include disruptions to the Company’s revenue caused by closures of customer operations, manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; limitations on its employees’ and customers’ ability to travel, and delays in shipments to and from affected countries and within the United States. While the Company maintains an inventory of finished products and raw materials used in its products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary in the United Kingdom, Evolv Technologies UK Ltd. and its wholly owned subsidiary Give Evolv LLC. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Revision of Prior Period Financial Statements

During the year ended December 31, 2020, an error was identified by the Company related to the preferred stock warrant classification in prior periods. Specifically, the Company had misclassified these warrants for the purchase of shares of its preferred stock as equity for the period from September 2016 through December 2018 when these warrants should have been liability classified and changes to fair value recorded in the Statement of Operations, therefore retained earnings were understated for changes in fair value of the warrant over that period of time of liability classification. Upon the modified retrospective adoption of ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting and ASU No. 2019-08 Codification Improvements-Share-Based Consideration Payable to a Customer, on January 1, 2019, the warrants were classified within temporary equity. The Company concluded that the impacts of the error were not material to the consolidated financial statements as of and for the years ended December 31, 2020 and 2019. While not material, the Company has elected to revise the previously issued consolidated financial statements as of and for the years ended December 31, 2020 and 2019 for the impacts of the error. In addition, the applicable notes to the accompanying financial statements have also been revised to correct for these misstatements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table (in thousands) reflects the impacts of the error on the consolidated financial statements and gives effect to the retrospective restatement to reflect the exchange ratio of 0.378 established in the Merger as described in Note 3.

	As of December 31, 2020			As of December 31, 2019
	As previously			As previously
	reported	Adjustment	Revised	reported	Adjustment	Revised
Convertible preferred stock	$75,393	$484	$75,877	$72,399	$484	$72,883
Additional paid-in capital	$9,946	$(752)	$9,194	$8,730	$(752)	$7,978
Accumulated deficit	$(94,149)	$268	$(93,881)	$(66,757)	$268	$(66,489)
Stockholders’ deficit	$(84,202)	$(484)	$(84,686)	$(58,026)	$(484)	$(58,510)

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019 included in the Prospectus filed with the SEC on September 3, 2021 (the “Prospectus”).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to calculating the standalone selling price for revenue recognition, the valuation of inventory, the valuation of derivative liability, the valuation of common stock for the periods prior to the Company listing its shares on Nasdaq, stock-based awards, the valuation of the preferred stock warrant liability, the valuation of the contingent earn-out liability and the valuation of the contingently issuable common stock. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues and expenses, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. Management has made estimates of the impact of COVID-19 within the Company’s consolidated financial statements and there may be changes to those estimates in future periods. These

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimates may change, as new events occur, and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable, net. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains its cash, cash equivalents and restricted cash with financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Customer A	—	20.0%	—	11.0%
Customer B	21.2%	—	10.0%	—
	21.2%	20.0%	10.0%	11.0%

Customer A revenue is from subscriptions and Customer B revenue is from product revenue.

The following table presents customers that represent 10% or more of the Company’s accounts receivable, net:

	September 30,	December 31,
	2021	2020
Customer B	16.0%	—
Customer C	—	28.3%
Customer D	—	23.4%
	16.0%	51.7%

The Company relies on third parties for the supply and manufacture of its products as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships.

Debt Issuance Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with the issuance of debt as debt issuance costs. Debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt on the consolidated balance sheet and amortized as interest expense on the consolidated statement of operations and comprehensive loss using the effective interest method. As of September 30, 2021, and December 31, 2020, debt issuance costs totaled $0.1 million and $0.1 million, respectively, and were recorded as a reduction in the carrying amount of long-term debt in the consolidated balance sheets. During the three months ended September 30, 2021 and 2020, and nine months ended September 30, 2021 and 2020, the Company recorded less than $0.1 million in

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amortization of the debt issuance costs recorded within interest expense in the consolidated statement of operations and comprehensive income (loss).

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported on the consolidated statement of cash flows consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$333,747	$4,704
Restricted cash	675	—
Total cash, cash equivalents, and restricted cash	$334,422	$4,704

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash consists of a security deposit on the Company’s new office lease in Waltham, Massachusetts, with $0.4 million included in the current portion of restricted cash which will be returned during the first half of 2022, and $0.3 million included in restricted cash, noncurrent in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Computers and telecommunications equipment	3 years
Lab equipment	5 years
Software	4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or useful life
Leased equipment	4-7 years

Estimated useful lives are periodically assessed to determine if changes are appropriate. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or its estimated economic useful life. Lease terms are used based upon the initial lease agreement and do not consider potential renewals or extensions until such time that the renewals or extensions are contracted. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statement of operations and comprehensive income (loss) in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

The Company’s leases for leased equipment generally are 48 months. The Company’s subscription contracts are classified as operating leases because title does not transfer and they do not meet any of the other criteria per ASC 840. To date, the Company has not had any subscription arrangements come up for renewal and will reassess the classification of any such leases upon renewal.

The Company evaluates leased equipment for obsolescence and impairment whenever circumstances indicate that the carrying value of such equipment is not recoverable by considering any (1) reduced demand in the markets in

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

which the Company operate, (2) technological obsolescence due to developments of new products and improvements, or (3) changes in economic or other events and conditions that impact the market price for the Company’s products. Based on the Company’s evaluations, an impairment loss on property and equipment of $1.7 million was recorded during the three and nine months ended September 30, 2021. This was related to Edge and Express prototype units that were taken out of service and retired. The Company is transitioning domestic customers to Express which decreased the economic value of these assets and resulted in impairment.

Contingent Earn-out

In connection with the Merger and pursuant to the Merger Agreement, certain of the Legacy Evolv’s shareholders and Legacy Evolv service providers are entitled to receive additional shares of the Company’s Class A common stock (the “Earn-Out Shares”) upon the Company achieving certain milestones:

●	Triggering Event I – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within five years following the closing of the Merger, the price of the Company’s Class A common stock is greater than $12.50 per share for any 20 trading days within any 30 trading day period.
●	Triggering Event II – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within five years following the closing of the Merger, the price of the Company’s Class A common stock is greater than $15.00 per share for any 20 trading days within any 30 trading day period.
●	Triggering Event III – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within five years following the closing of the Merger, the price of the Company’s Class A common stock is greater than $17.50 per share for any 20 trading days within any 30 trading day period.

In accordance with ASC 815 – Derivatives and Hedging, the earn-out arrangement with the Legacy Evolv shareholders is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a change in fair value of contingent earn-out liability in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). When the Triggering Events have been achieved and the Earn-Out Shares are issued, the Company will reclassify the corresponding amount from a liability to additional paid-in-capital and common stock at par value of $0.0001 per share. Of the total 15,000,000 earn-out shares, 12,137,397 earn-out shares are with the Legacy Evolv shareholders.

The estimated fair value of the contingent earn-out shares was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The significant assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, drift rate, percentage of change in control and expected term.

The contingent earn-out liability is categorized as a Level 3 fair value measurement (see Note 4) because the Company estimates projections during the earn-out period utilizing unobservable inputs, including various potential pay-out scenarios. Contingent earn-out payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

The Earn-Out Shares issued to employees, officers, directors, and non-employees are based achievement of certain target share price contingencies and for the employees and officers, subject to continued employment, (the “Earn-Out Service Providers”) represents share-based compensation and is classified as equity on the Company’s balance

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

sheet. Corresponding stock-based compensation expense is recorded in the consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. Of the total 15,000,000 earn-out shares, 2,862,603 earn-out shares are with the Legacy Evolv service providers and subject to share-based compensation.

Contingently Issuable Common Stock

Prior to the Merger, NewHold Industrial Technology Holdings, LLC, the sponsor of the NHIC special purpose acquisition company owned 4,312,500 shares of NHIC Class B common stock (the “Founder Shares). Upon the closing of the merger, NHIC Class A and Class B common stock became the Company’s common stock. The Founder Shares outstanding were subject to certain share-performance-based vesting provisions as follows:

●	Vesting Provision I - 1,897,500 shares of the Company’s common stock shall vest and no longer be subject to forfeiture as of the Merger;
●	Vesting Provision II - if within five years following the closing of the Merger, the last reported sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period, then 948,750 shares of the Company’s common stock shall vest and no longer be subject to forfeiture;
●	Vesting Provision III - if within five years following the closing of the Merger, the last reported sale price of the Company’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, then 948,750 shares of the Company’s common stock) shall vest and no longer be subject to forfeiture;

The remaining 517,500 Founder Shares were contributed to Give Evolv LLC.

If Vesting Provision II and/or Vesting Provision III are not satisfied, the corresponding number of shares specified shall be forfeited and no longer issued and outstanding. If there is a Change of Control event prior to Vesting Provision II and/or Vesting Provision III are satisfied, the Founder shares are no longer subject to forfeiture and shall vest immediately upon the occurrence of a Change of Control event.

In accordance with ASC 815 – Derivatives and Hedging, the contingently issuable common stock is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as change in fair value of contingently issuable common stock liability in other income (expense), net in the consolidated statements of operations and comprehensive loss. When the Vesting Provisions have been achieved and the contingently issuable common shares are issued, the Company will reclassify the corresponding amount from a liability to additional paid-in-capital and common stock at par value of $0.0001 per share.

The estimated fair value of the contingently issuable common shares was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.

The contingently issuable common shares are categorized as a Level 3 fair value measurement (see Note 4) because the Company estimates projections during the earn-out period utilizing unobservable inputs, including various

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

potential pay-out scenarios. Contingently issuable shares involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company recorded a $1.7 million impairment loss on long-lived assets during the three and nine months ended September 30, 2021. This was related to Edge and Express prototype units that were taken out of service and retired. The Company is transitioning domestic customers to Express which decreased the economic value of these assets and resulted in impairment. The Company did not record any impairment losses on long-lived assets during the three and nine months ended September 30, 2020.

Fair Value Measurements of Financial Instruments

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents, derivative liability, contingent earn-out liability, contingently issuable common stock liability and its common stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, net, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a Level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets that are measured at fair value on a nonrecurring basis primarily relate to property and equipment. We do not periodically adjust carrying value to fair value for property and equipment. Rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. During the three and nine months ended September 30, 2021, impairment of property and equipment was $1.7 million, respectively. This was related to Edge and Express prototype units that were taken out of service and retired. The Company is transitioning domestic customers to Express which decreased the economic value of these assets and resulted in impairment. There was no impairment for the three and nine months ended September 30, 2020.

Derivative Liability Related to Convertible Notes

In August through September 2019 and in September through December 2020, the Company issued Convertible Notes to several investors (see Note 9) that provided a conversion option whereby upon the closing of a specified financing event the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 85% and 80%, respectively, of the price per share of the securities paid by the other investors. This conversion option was determined to be an embedded derivative that was required to be bifurcated and accounted for separately from the notes. The derivative liability was initially recorded at fair value upon issuance of the notes and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized in the consolidated statements of operations and comprehensive income (loss). In October 2019, the specified financing event was consummated, as such the Convertible Notes issued August through September 2019 were converted into shares of Series B-1 Preferred Stock (see Note 10), and the derivative liability was extinguished. The derivative liability related to the 2020 convertible note is outstanding as of December 31, 2020 and is included as a derivative liability in the consolidated balance sheets.

Between January 21, 2021 and February 4, 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes,” and together with the 2020 Convertible Notes, the “Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the 2021 Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability and current portion of long-term debt on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method.

On June 21, 2021, the Company and the holders of the 2021 Convertible Notes agreed that, in connection with the Merger, such holders would receive an additional 1,000,000 shares of NHIC common stock as further consideration for the automatic conversion of such notes upon closing of the Merger. This modification of the 2021 Convertible Notes resulted in an extinguishment, and recognition of a derivative liability, which represents both the value of the 1,000,000 NHIC shares as of June 21, 2021 as well as a bifurcated embedded derivative for conversion into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors.

Upon the closing of the Merger, the September through December 2020 Convertible Notes and the 2021 Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

extinguishment of debt of $0.9 million recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss).

Classification of Convertible Preferred Stock

Prior to the closing of the Merger, the holders of Legacy Evolv Series A, Series A-1, Series B and Series B-1 convertible preferred stock had certain liquidation rights in the event of a deemed liquidation event that, in certain situations, is not solely within the control of the Company and would call for the redemption of the then outstanding Series A, Series A-1, Series B and Series B-1 convertible preferred stock (see Note 10). Therefore, the Legacy Evolv Series A, Series A-1, Series B and Series B-1 convertible preferred stock were classified outside of stockholders’ equity (deficit) on the consolidated balance sheets.

In connection with the closing of the Merger, all shares of redeemable convertible Preferred Stock were converted into shares of the Company’s common stock. Accordingly, there was no redeemable convertible preferred stock outstanding as of September 30, 2021. As of December 31, 2020, the carrying value of the redeemable convertible Preferred Stock was $75.9 million (see Note 10).

Common Stock Warrant Liability and Public Warrant Liability

The Company classifies certain warrants for the purchase of shares of its common stock (see Note 11) as a liability on its consolidated balance sheets as these warrants are freestanding financial instruments that may require the Company to adjust the exercise price and number of shares that is not consistent with a fixed-for-fixed option pricing model. The warrant liability is initially recorded at fair value on the issuance date of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the common stock warrant liability are recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the common stock warrant liability are recognized until the warrants are exercised, expire or qualify for equity classification.

In connection with the closing of the Merger, the Company assumed warrants to purchase shares of common stock (the “Public Warrant”) and are classified as a liability pursuant to ASC 815 – Derivatives and Hedging as the equity derivative scope exception was not met. As of September 30, 2021, the Public Warrant is outstanding (see Note 11). All other warrants that were issued prior to the closing of the Merger were converted into shares of the Company’s common stock (the “common stock warrant”) upon the closing of the Merger. Accordingly, the Company remeasured the warrants to fair value upon the closing of Merger with the offset to additional paid-in capital (see Note 11).

Equity Classified Preferred Stock Warrants

The Company classifies warrants for the purchase of shares of its preferred stock (see Note 11) as temporary equity on its consolidated balance sheets. In connection with a customer development agreement, the Company issued preferred stock warrants to a customer to purchase shares of its Legacy Evolv Series A-1 Preferred Stock. Upon adoption of ASU No. 2018-07 and ASU No. 2019-08 on January 1, 2019, any liability classified warrants issued to non-employees for goods or services were reclassified to temporary equity.

In connection with the closing of the Merger, all preferred stock warrants to purchase shares of common stock were converted into shares of the Company’s common stock. Accordingly, there were no preferred stock warrants outstanding as of September 30, 2021. The Company assessed the features of these warrants and determined that they qualify for classification as permanent equity.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Classified Common Stock Warrants

The Company classifies certain warrants for the purchase of shares of its common stock (see Note 11) as equity on its consolidated balance sheets as these warrants are considered to meet the derivative scope exception for freestanding equity contracts. For these warrants that are classified on the Company’s consolidated balance sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance.

In connection with the closing of the Merger, all outstanding Legacy Evolv vested warrants to purchase shares of common stock were converted into shares of the Company’s common stock.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In order to achieve this core principle, the Company applies the following five steps when recording revenue: (1) identify the contract, or contracts, with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, performance obligations are satisfied.

The Company derives revenue from (1) subscription arrangements accounted for as operating leases under ASC 840 and (2) from the sale of products, inclusive of maintenance and services. The Company’s arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.

Product Revenue

The Company derives revenue from the sale of its Express and Edge equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer. Transfer of control occurs when the Company has transferred title and risk of loss and has a present right to payment for the equipment, which is generally upon delivery as the Company’s normal terms of sale are freight on board destination. Products are predominately sold with distinct services, which are described in the services section below.

Subscription Revenue

In addition to selling its products directly to customers, the Company also leases Express and Edge equipment. These arrangements convey the right to use the equipment for a period of time in exchange for consideration and therefore are accounted for under ASC 840 due to the scope exception of ASC 606-10-15-2. Lease terms are typically four years and customers pay quarterly or annual fixed payments for the lease and maintenance elements over the contractual lease term. In accordance with ASC 840, Leases, the Company considers only the fixed payments for purposes of allocating between the lease and non-lease deliverables on a relative fair value basis. Equipment leases are generally classified as operating leases as they do not meet any of the capital lease criteria per ASC 840.

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (i) distinct services, such as installation, training and maintenance, and (ii) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern and because revenue allocated to maintenance components is not material, the equipment lease and maintenance performance obligations are classified as a single category of subscription revenue in the consolidated statements of operations.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As leases with customers are classified as operating leases, lease revenue is recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

Services Revenue

The Company provides installation, training and maintenance services for its products. Revenue for installation and training is recognized upon transfer of control of these services, which are normally rendered over a short duration. Maintenance consists of technical support, bug fixes, and when-and-if-available threat updates. Maintenance revenue is recognized ratably over the period of the arrangement. The Company sells separately priced extended or nonstandard warranty services and preventative maintenance plans, which are recognized ratably over the associated service period.

Revenue from Distributors

A portion of the Company’s revenue is also generated by sales in conjunction with its distributors. When the Company transacts with a distributor, its contractual arrangement is with the distributor and not with the end-use customer. In these transactions, the distributor is considered the customer; the Company has discretion over the pricing to the distributor and maintains overall control of the inventory and sales process to the distributor. Revenue is recognized upon delivery to the distributors. Right of return does not generally exist. Whether the Company transacts with a distributor and receives the order from a distributor or directly from an end-use customer, its revenue recognition policy and resulting pattern of revenue recognition is the same upon delivery.

Transaction Price

The transaction price is the amount of consideration that the Company expects to be entitled for providing goods and services under a contract. It includes not only fixed consideration, such as the stated amount in a contract, but also several other types of variable consideration or adjustments (generally discounts or incentives which are included as a part of the standalone selling price (“SSP”) estimation process). The Company provides discounts to customers which reduces the transaction price. From time-to-time, the Company may offer customers the option to purchase additional goods and services at a fixed price. In these limited circumstances, the Company assesses whether these offers constitute a material right, and if so, the Company would account for the material right as a separate performance obligation. Other types of variable consideration are not considered significant. The Company does not normally provide for rights of returns to customers on product sales and, therefore, does not record a provision for returns.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer that is both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available, and is distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract.

For both Express and Edge units, equipment is sold or leased with embedded software, which is considered a single performance obligation. Maintenance, which includes future updates, security threat updates, and minor bug fixes on a when-and-if available basis, is considered a single performance obligation. As a part of reported subscription sales, certain non-lease components, such as maintenance, are included within the subscription revenue amount. The Company sells separately priced extended or nonstandard warranty services and preventative maintenance plans, which are accounted for as separate performance obligations. Installation and training are considered separate performance obligations and are included within services revenue. Any add-on accessories are also considered separate performance obligations.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Payment terms

Payment terms for customer orders are typically 30 days after the shipment or delivery of the product. For certain products, services and customer types, the Company requires payment before the products or services are delivered to, or performed for, the customer. Generally, the Company’s contracts do not contain a significant financing component.

Multiple Performance Obligations within an Arrangement

The Company’s contracts may include multiple performance obligations when customers purchase a combination of products and services. When the Company’s customer arrangements have multiple performance obligations that contain a lease for Express or Edge equipment for the customer’s use at its site as well as distinct services that are delivered simultaneously, the Company allocates the arrangement consideration between the lease deliverables and non-lease deliverables based on the relative estimated SSP of each distinct performance obligation. For multiple performance obligation arrangements that do not contain a lease, the Company allocates the contract’s transaction price to each performance obligation on a relative SSP basis. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligation.

Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021. The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2021. Note that with respect to ASC 840, Subscription revenue includes maintenance in addition to the operating lease components of these transactions (in thousands).

	Less than 1 year	Greater than 1 year	Total
Product revenue	$111	$36	$147
Subscription revenue	9,304	21,802	31,106
Service revenue	24	—	24
Maintenance revenue	903	1,972	2,875
Total revenue	$10,342	$23,810	$34,152

The amount of minimum future leases is based on expected income recognition. As of September 30, 2021, future minimum payments on noncancelable leases are as follows (in thousands):

Future operating lease component (in thousands):
Quarter Ending September 30, 2021:
2021	$2,355
2022	9,262
2023	8,800
2024	7,054
2025	3,166
Thereafter	469
$31,106

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of September 30, 2021 and December 31, 2020, the Company had $0.9 million and $0 of contract assets included within prepaid expenses and other current assets and $2.6 million and $0 in long-term contract assets on the consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company recognized $0.5 million and $2.3 million during the three months and nine months ended September 30, 2021 of revenue that was previously included in the 2020 deferred revenue balance, respectively. The following table provides a rollforward of deferred revenue (in thousands):

(in thousands)
Balance at December 31, 2020	$4,197
Revenue recognized	(6,356)
Revenue deferred	8,815
Balance at September 30, 2021	$6,656

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Product revenue	$5,345	$349	10,299	$422
Subscription revenue(1)	2,305	794	5,118	1,743
Service revenue	417	165	773	170
Maintenance revenue	300	153	656	415
Total revenue	$8,367	$1,461	$16,846	$2,750
(1)	Subscription revenue is inclusive of $0.5 million and $0.2 million of maintenance revenue during the three months ended September 30, 2021 and 2020, respectively, and of $1.0 million and $0.4 million of maintenance revenue during the nine months ended September 30, 2021 and 2020, respectively, determined based on a relative fair value allocation as prescribed by ASC 606.

Contract Acquisition Costs

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the sale occurs and the services are provided. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $3.4 million at September 30, 2021 and $2.3 million at December 31, 2020. The increase in deferred assets is due to an increase of subscription revenue in 2020 and 2021 for which the related revenue and commissions are recognized over the contract term. The Company amortized commissions of $1.3 million during the three months ended September 30, 2021 which related to 2021 commissions, $0.1 million which related to 2020

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

commissions and less than $0.1 million which related to 2019 commissions. The Company amortized commissions of $1.6 million during the nine months ended September 30, 2021 which related to 2021 commissions, $0.3 million which related to 2020 commissions and $0.1 million which related to 2019 commissions.

Stock-Based Compensation

The Company measures all stock-based awards granted to employees, officers, directors and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified.

The Company issues stock-based awards with service-based vesting conditions and records the expense for these awards using the straight-line method. Forfeitures are accounted for as they occur. The Company has issued stock-based awards with performance-based vesting conditions. In August 2020, the Company granted an officer 560,189 stock options with a performance-based milestone vesting condition which vested immediately upon achievement of a certain sales milestone. The milestone was achieved in December 2020, and the Company recorded $0.1 million in stock compensation expense upon vesting during the year ended December 31, 2020.

In March 2021, the Company granted a warrant exercisable for 2,554,015 shares of common stock to a consulting group (“2021 Finback common stock warrants”) with performance based vesting conditions which vest upon certain sales being met under a Business Development agreement which has a term of three years.

Prior to the closing of the Merger, there was not a public market for the shares of the Company’s common stock. The Company’s determination of the fair value of stock options on the date of grant utilized the Black-Scholes option-pricing model and was impacted by its common stock price, as determined by the Board of Directors with input from the Company’s management, as well as changes in assumptions regarding a number of subjective variables. These variables included, but were not limited to, the expected term that options remained outstanding, the expected common stock price volatility over the term of the option awards, risk-free interest rates, and expected dividends. The Company values its common stock taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors since the date of the most recent contemporaneous valuation through the date of grant. After the closing of the Merger, the Company determined the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by Nasdaq on the date of grant.

Pursuant to the Merger Agreement, the Company will issue 15,000,000 earn-out shares of the Company’s common stock to Legacy Evolv shareholders and Legacy Evolv service providers including employees, officers, directors and non-employees based on the achievement of certain target share price contingencies and for the employees and officers subject to continued employment. The company classifies the share-based compensation arrangement with Legacy Evolv service providers as equity on its balance sheet and corresponding stock-based compensation expense in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. Of the total 15,000,000 earn-out shares of the Company’s common stock, 2,862,603 earn-out shares are with the Legacy Evolv service providers and subject to the share-based compensation. Stock-based compensation expense attributable to Legacy Evolv service providers is $2.0 million for the three and nine months ended September 30, 2021.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company assesses the likelihood that its deferred tax assets will be recovered from future sources of income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by analyzing past operating results, estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

The Company evaluates at the end of each reporting period whether some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested. The Company would recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested and will not be permanently reinvested in the future. As of September 30, 2021 and December 31, 2020 the Company had no foreign earnings in any foreign jurisdictions.

Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders for the profit or loss impact to the extent a denominator adjustment is required. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, outstanding stock options, convertible preferred stock, convertible notes, warrants to purchase common stock, and warrants to purchase preferred stock are considered potential dilutive common shares.

In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net income and a net loss attributable to common stockholders for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, no undistributed earnings were attributed to the convertible preferred shares which converted into common stock upon closing of the merger and have no contractual right to participate in the gains resulting from the change in fair value of earnouts and warrants that occurred after

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

conversion. The Company reported a net loss attributable to common stockholders for the nine months ended September 30, 2021 and 2020.

Recently Issued Accounting Pronouncements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company expects to adopt this guidance effective January 1, 2023, and it is currently evaluating the impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2021. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt this guidance effective January 1, 2022, and it is currently evaluating the impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2022, and it is currently evaluating the impact on its consolidated financial statements and related disclosures.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU 2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. ASU 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company expects to adopt this guidance effective January 1, 2022, and it is currently evaluating the impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company expects to adopt this guidance effective January 1, 2023, and it is currently evaluating the impact on its consolidated financial statements and related disclosures.

3. Merger with NHIC

On July 16, 2021, we completed the previously announced Merger pursuant to the Agreement and Plan of Merger, dated as of March 5, 2021, and amended by the First Amendment to Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 5, 2021. Upon closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. and the officers of NHIC, the predecessor company, resigned. The officers of Legacy Evolv became the officers of the Company, and the Company listed its shares of common stock, par value $0.0001 per share, on Nasdaq under the symbol “EVLV”.

The transaction was accounted for as a “reverse recapitalization” in accordance with GAAP. Under this method of accounting, NHIC was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the fact that subsequent to the Merger, Legacy Evolv’s shareholders have a majority of the voting power of the combined company, Legacy Evolv comprises all of the ongoing operations of the combined entity, Legacy Evolv comprises a majority of the governing body of the combined company, and Legacy Evolv’s senior management comprises all of the senior management of the combined company. Accordingly, for accounting purposes, this transaction was treated as the equivalent of Legacy Evolv issuing shares for the net assets of NHIC, accompanied by a recapitalization. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger. The net assets of NHIC were recorded at historical costs,

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization are those of Legacy Evolv.

Upon closing of the Merger each share of NHIC Class B common stock issued and outstanding immediately prior to the effective time of the Merger, which totaled 10,391,513 shares held by the NHIC Initial Shareholders (“Initial Shareholders”), was automatically converted into one validly-issued share of our Class A common stock.

In addition, pursuant to the Merger Agreement, certain Legacy Evolv Shareholders became entitled to receive up to 15,000,000 shares of Class A common stock as earn-out shares.

Upon closing of the Merger:

●	all of 24,369,613 shares of Legacy Evolv’s Series A-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis;
●	all of 3,490,328 shares of Legacy Evolv’s Series A convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a two-to-one basis;
●	all of 34,144,109 shares of Legacy Evolv’s Series B-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis; and
●	all of 15,373,937 shares of Legacy Evolv’s Series B convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis

On the closing date of the Merger, each share of Legacy Evolv common stock then issued and outstanding was cancelled and the holders thereof in exchange received 94,276,850 shares of the Company’s Class A common stock, which is equal to 0.378 newly-issued shares of the Company’s Class A common stock for each share of Legacy Evolv common stock (the “Exchange Ratio”).

All outstanding warrants exercisable for common stock in Legacy Evolv (other than warrants that expired, were exercised or were deemed automatically net exercised immediately prior to the Merger) were exchanged for warrants exercisable for the Company’s Class A common stock with the same terms and conditions except adjusted by the Exchange Ratio.

All outstanding stock options of Legacy Evolv common stock, totaling 58,828,853 stock options, were cancelled and the holders thereof in exchange received options to receive 0.378 shares of the Company’s Class A common stock for a total of 22,227,710 stock options. The modification of the stock options to reflect the exchange ratio did not result in an incremental compensation expense upon closing of the Merger.

The gross proceeds received from the Merger were $84.9 million and gross proceeds received from the PIPE investment were $300.0 million. Based on the number of shares of common stock outstanding on July 16, 2021 (in each case, not giving effect to any shares issuable upon exercise of warrants, options, or earn-out shares), Legacy Evolv shareholders owned approximately 92.7% of the common stock of the Company and NHIC shareholders owned approximately 7.3%.

During the nine months ended September 30, 2021, the Company recorded $35.7 million of offering costs related to third-party legal, accounting, and other professional services to consummate the Merger. These offering costs are recorded as a reduction of additional paid-in capital upon the close of the Merger in the Company’s consolidated

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

balance sheets. The Company expensed $0.7 million of offering costs related to the issuance of the Company’s contingently issuable common stock.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$326,515	$—	$—	$326,515
	$326,515	$—	$—	$326,515
Liabilities:
Contingent earn-out liability	$—	$—	$35,027	$35,027
Contingently issuable common stock liability	—	—	5,952	5,952
Public Warrant liability	—	—	20,484	20,484
	$—	$—	$61,463	$61,463

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$1	$1
Derivative liability	—	—	1,000	1,000
	$—	$—	$1,001	$1,001

During the nine months ended September 30, 2021 and year ended December 31, 2020, respectively, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Common Stock Warrant

The warrant liability is related to the warrants (the “Warrants”) to purchase shares of Legacy Evolv’s common stock (see Note 11).

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include (i) the fair value per share of the underlying shares of applicable series of stock issuable upon exercise of the Warrants, (ii) the remaining contractual term of the Warrants, (iii) the risk-free interest rate, (iv) the expected dividend yield and (v) expected volatility of the price of the underlying applicable common stock. The Company estimated the fair value per share of the underlying applicable series of stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the Warrant. The Company estimated a zero expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. As the Company was a private company up until the closing of the Merger and lacked company-specific historical and implied volatility information of its stock, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the Warrant.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a rollforward of the common stock warrant liability (in thousands):

Balance at December 31, 2020	$1
Change in fair value	879
Conversion of common stock warrant to common stock upon the closing of the Merger	(880)
Balance at September 30, 2021	$—

Valuation of Derivative Liability Related to Convertible Notes

In September and December 2020, the Company entered into a Convertible Note Purchase Agreement (the “2020 Convertible Notes”) (see Note 9). The 2020 Convertible Notes provided a conversion option whereby upon the closing of a specified financing event the Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share of the securities paid by the other investors. This conversion option was determined to be an embedded derivative and was required to be bifurcated and accounted for separately from the 2020 Convertible Notes. The fair value of the derivative liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Upon the closing of the 2020 Convertible Notes, management determined that the probability of completing the specified financing event was 100%; thus, the value of the automatic conversion option was deemed to be 20% of the fair value of the capital stock to be issued upon conversion of the 2020 Convertible Notes, or $1.0 million. This amount represented the fair value of the embedded derivative at issuance.

Between January 21, 2021 and February 4, 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) (see Note 9). The 2021 Convertible Notes provided a conversion option whereby upon the closing of a specified financing event, the 2021 Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to lower of 80% of the price per share of the securities paid by the other investors or price per share at which shares are issued and sold in connection with the conversion or cancellation of convertible notes (other than the 2021 Convertible Notes) or simple agreements for future equity ("SAFEs”) of the Company in such Qualified Financing. This conversion option was determined to be an embedded derivative and was required to be bifurcated and accounted for separately from the 2021 Convertible Notes. The fair value of the derivative liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Upon the closing of the 2021 Convertible Notes, management determined that the probability of completing the specified financing event was 80%; thus, the value of the automatic conversion option was deemed to be 20% of the fair value of the capital stock to be issued upon conversion of the 2021 Convertible Notes, or $7.0 million. This amount represented the fair value of the embedded derivative at issuance. At the closing of the Merger, the fair value of the derivative liability was $9.2 million. On June 21, 2021, the Company modified the 2021 Convertible Notes to grant the holders an additional 1,000,000 shares of NHIC common stock as further consideration upon the automatic conversion of the notes upon closing of the Merger. The modification of the 2021 Convertible Notes resulted in the recognition of an additional $9.8 million derivative liability for the fair value of the 1,000,000 NHIC shares as of June 21, 2021 (see Note 9). Prior to the closing of the Merger, the change in fair value of the derivative liability was $0.5 million.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a rollforward of the derivative liability (in thousands):

Balance at December 31, 2020	$1,000
Initial fair value of the embedded derivative	16,986
Change in fair value	1,745
Settlement of derivative liability upon the closing of the Merger	(19,731)
Balance at September 30, 2021	$—

Valuation of Contingent Earn-out

Pursuant to the Merger Agreement, the Legacy Evolv shareholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability on the closing of the Merger and are remeasured at each reporting period. As of September 30, 2021, no milestones have been achieved.

The estimated fair value of the initial contingent earn-out is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. As of September 30, 2021, the contingent earn-out was revalued using a similar Monte Carlo analysis. The significant assumptions to the model as of the Merger Date were as follows: 40% of expected stock price volatility, a drift rate of 0.9%, 0% change in control and an expected term of 5 years. The significant assumptions to the model as of September 30, 2021 were as follows: 45% of expected stock price volatility, a drift rate of 0.9%, 0% of change in control and an expected term of 4.8 years.

The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	66,845
Change in fair value	(31,818)
Balance at September 30, 2021	$35,027

Valuation of Contingently Issuable Common Stock

Prior to the Merger, certain NHIC shareholders owned 4,312,500 Founder Shares. 1,897,500 shares vested at the closing of the Merger and the remaining 1,897,500 outstanding shares shall vest upon the Company achieving certain milestones (see Note 2). The Company’s contingently issuable common stock was recorded at fair value as contingent shares on the closing of the Merger and will be remeasured at each reporting period. As of September 30, 2021, no milestones have been achieved.

The estimated fair value of the initial contingently issued common shares are determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. As of September 30, 2021, the contingently issuable common shares were revalued using a similar Monte Carlo analysis. The significant assumptions to the model as of the Merger Date were as follows: 40% of expected stock price volatility, a drift rate of 0.9%, 0% change in control and an expected term of 5 years. The significant assumptions to the model as of September 30, 2021 were as follows: 45% of expected stock price volatility, a drift rate of 0.9%, 0% of change in control and an expected term of 4.8 years.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	11,670
Change in fair value	(5,718)
Balance at September 30, 2021	$5,952

Valuation of Public Warrant Liability

Upon the closing of the Merger, the Company assumed the Public Warrant to purchase shares of the Company’s common stock (see Note 11). The Public Warrants are publicly traded and the initial fair value of the public warrants were based on the closing price as reported by Nasdaq on the date of the Merger and remeasured at each reporting period.

The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	23,636
Change in fair value	(3,152)
Balance at September 30, 2021	$20,484

5. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$606	$499
Work in process	—	188
Finished goods	2,924	2,055
Total	$3,530	$2,742

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid deposits	$8,486	$—
Prepaid insurance	3,826	240
Short-term contract assets	895	—
Prepaid subscriptions	383	594
Other	82	66
Total	$13,672	$900

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computers and telecom equipment	$216	$217
Lab equipment	568	487
Software	58	59
Furniture and fixtures	37	37
Leasehold improvements	553	95
Leased equipment	19,484	10,948
	20,916	11,843
Less: Accumulated depreciation and amortization	(3,133)	(2,527)
	$17,783	$9,316

Depreciation and amortization expense related to property and equipment was $0.8 million and $0.3 million for the three months ended September 30, 2021 and 2020, and $1.9 million and $0.7 million for the nine months ended September 30, 2021, and 2020, respectively.

Leased equipment and the related accumulated depreciation were as follows:

	September 30,	December 31,
	2021	2020
Leased equipment	$19,484	$10,948
Accumulated depreciation	(2,180)	(1,649)
Leased equipment, net	$17,304	$9,299

Depreciation related to leased units was $0.8 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively. Depreciation expense related to leased units was $1.8 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.

Impairment of property and equipment was $1.7 million for the three and nine months ended September 30, 2021. There was no impairment for the three and nine months ended September 30, 2020. This related to Edge units and prototype versions of Express that were removed from service and retired. The Company is transitioning domestic customers to Express which decreased the economic value of these assets and resulted in impairment.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued employee compensation and benefits expense	$3,766	$2,345
Accrued professional services and consulting	1,487	1,327
Accrued interest	131	—
Other	785	55
	$6,169	$3,727

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Long-term Debt

The components of the Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term loans payable	$10,000	$10,000
Revolving line of credit outstanding	5,422	3,550
Convertible note	—	3,000
Less: Unamortized discount	(63)	(118)
	15,359	16,432
Less: Current portion of long-term debt	1,000	—
Long-term debt, net of discount	$14,359	$16,432

Term Loan Agreements

Silicon Valley Bank (“SVB”) Term Loan

On July 5, 2017, the Company entered into a $5.0 million Loan and Security Agreement with Silicon Valley Bank (“2017 SVB Term Loan”), which provided the Company with a first term loan advance of $4.0 million which was drawn down on July 5, 2017 (“Term Loan A Advance”) and a second term loan advance of $1.0 million that was available to be drawn down until May 31, 2018 (“Term Loan B Advance”; collectively, “Term Loan Advances”). The agreement also provided the Company with a revolving line of credit of up to $1.0 million. Interest payments were due monthly and commenced upon receipt of principal. Principal was payable in 36 monthly payments and commenced on June 1, 2018. The 2017 SVB Term Loan accrued interest at an annual rate calculated as the Wall Street Journal Prime Rate plus 1.25%.

On February 12, 2019, the Company amended the 2017 SVB Term Loan (“2019 Term Loan Advance”) to change the interest rate to the greater of the (A) Wall Street Journal Prime Rate or (B) 5.25%. Additionally, the maturity date was extended to August 2022. Upon closing, the Company issued warrants to purchase 28,350 shares of common stock to SVB with an exercise price of $0.24 per share (see Note 11).

As of December 31, 2019, the Company was not in compliance with certain reporting related covenants within the SVB Loan and Security Agreement. As a result, SVB had the right to call for prepayment of the debt and it was therefore considered current as of December 31, 2019.

In March 2020, the Company entered into a Loan Modification Agreement with SVB (“2020 SVB Term Loan”), which provided a $5.0 million term loan and a revolving line of credit of up to $7.0 million. The Company repaid the outstanding balance owed on the 2017 SVB Term Loan of $3.1 million of principal and accrued interest with the proceeds from the 2020 SVB Term Loan. The Loan Modification Agreement with SVB resulted in the Company being in compliance with certain reporting related covenants.

Additionally, upon closing, the Company issued warrants to purchase 280,095 shares of common stock to SVB with an exercise price of $0.40 per share with a fair value of less than $0.1 million on the date of issuance. The Company also paid debt issuance costs of less than $0.1 million and owed an end-of-term charge of $0.1 million to SVB. The debt issuance costs were recorded as debt discount and were being amortized to interest expense, using the effective interest method, over the term of the loan. The 2020 SVB Term Loan interest was payable monthly and the principal was payable in 36 monthly payments commencing on April 1, 2021. The 2020 SVB Term Loan accrued interest at an annual

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rate calculated as the greater of (A) Wall Street Journal Prime Rate plus 0.50% or (B) 5.0%. In December 2020, the Company repaid the outstanding balance on the 2020 SVB Term loan of $8.0 million.

JPMorgan Chase Bank, N.A.(“JPM”) Credit Agreement

In December 2020, the Company entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024 and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022. The Company repaid the outstanding balance on the 2020 SVB Term Loan Advance, including the $5.0 million in principal and $3.0 million outstanding on the revolving line of credit. Upon repayment of the outstanding amounts, the Company recorded a loss on extinguishment of debt of less than $0.1 million, which was included in interest expense in the December 31, 2020 consolidated statements of operations and comprehensive income (loss).

Principal and interest on the JPM Credit Agreement is payable monthly commencing on July 1, 2022. The JPM Credit Agreement accrues interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 2.25% or (B) 5.5%. The revolving line of credit accrues interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 1.25% or (B) 4.5%. Upon closing, the Company issued warrants to purchase 378,000 shares of common stock to the lender with an exercise price of $0.42 per share with a fair value of $0.1 million on the date of issuance. The Company incurred debt issuance costs of $0.1 million equal to the fair value of the warrants in connection with the JPM Credit Agreement. These costs were recorded as debt discount and are amortized to interest expense, using the effective interest method, over the term of the loan.

As of September 30, 2021, the unamortized debt discount was $0.1 million. As of September 30, 2021, the accrued interest on the JPM Credit Agreement was $0.1 million, which is included in accrued expenses and other current liabilities in the consolidated balance sheet. Interest expense totaled $0.2 million for the three months ended September 30, 2021, which includes the amortization of the debt discount which totaled less than $0.1 million. Interest expense totaled $0.6 million for the nine months ended September 30, 2021, which includes the amortization of the debt discount which totaled less than $0.1 million. The interest rate in effect as of September 30, 2021 was 5.5% and 4.5% for the JPM Credit Agreement and revolving line of credit, respectively. As of September 30, 2021, the Company has drawn down $5.4 million on the revolving line of credit.

The Company’s obligations under the JPM Credit Agreement are secured by a first-priority security interest in all of its assets, including intellectual property.

As of September 30, 2021, future principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2021 (remaining three months)	$—
2022	7,422
2023	4,000
2024	4,000
2025	—
$15,422

Convertible Note

In September 2020, the Company entered into a Convertible Note Purchase Agreement (the “2020 Convertible Notes”) with an investor for gross proceeds of $2.0 million with a stated interest rate of 6.0% per annum. An additional $2.0 million in gross proceeds were made available in December 2020 upon achievement of the integration milestone,

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

whereby the Company successfully created software utilizing the investor’s application programming interface. The 2020 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds of the issuance of preferred stock totaled at least $100.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2020 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $1.0 million, and the notes, with an initial carrying value of $3.0 million, and included in long-term liabilities on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of September 30, 2021 as the liability was settled pursuant to the closing of the merger.

As of September 30, 2021 and December 31, 2020, the accrued interest on the 2020 Convertible Notes was $0 and less than $0.1 million, respectively. Interest expense totaled less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. Interest expense totaled less than $0.1 million for the three and nine months ended September 30, 2020, respectively.

Between January 21, 2021 and February 4, 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $7.0 million, and the notes, with an initial carrying value of $23.0 million, and included in long-term liabilities on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of September 30, 2021 as the liability was settled pursuant to the closing of the merger.

On June 21, 2021, the Company modified the 2021 Convertible Notes to grant the holders an additional 1,000,000 shares of NHIC common stock as further consideration upon the automatic conversion of the notes upon closing of the Merger. This modification of the notes resulted in an extinguishment and the Company recognized a loss on extinguishment of the 2021 Convertible Notes of $11.8 million. The $26.7 million carrying value of the notes at June 21, 2021 was derecognized and replacement notes with an initial carrying value of $29.6 million were recorded. Additionally, in the extinguishment accounting, a derivative liability of $19.2 million was recognized, which represents the value of the 1,000,000 NHIC shares as well as a bifurcated embedded derivative for the conversion option.

Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million, and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense).

As of September 30, 2021 and December 31, 2020, the accrued interest on the 2021 Convertible Notes was $0. Interest expense totaled less than $0.1 million and $4.9 million for the three and nine months ended September 30, 2021, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Convertible Preferred Stock

Prior to the Merger, Legacy Evolv had issued Series A convertible preferred stock (“Series A Preferred Stock”), Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”), Series B convertible preferred stock (“Series B Preferred Stock”), and Series B-1 convertible preferred stock (“Series B-1 Preferred Stock”), collectively referred to as the “Preferred Stock”.

In February and March 2020, Legacy Evolv issued and sold an additional 3,207,773 shares of Series B-1 Preferred Stock at a price of $0.9664 per share for aggregate proceeds of $3.1 million, excluding issuance costs of $0.1 million.

Pursuant to the Merger Agreement, immediately prior to the Merger, each share of Legacy Evolv’s preferred stock outstanding converted to Legacy Evolv common stock on a 1:1 conversion ratio. On the closing date of the Merger, each share of Legacy Evolv common stock then issued and outstanding was cancelled and the holders thereof in exchange received shares of Evolv Technologies Holdings, Inc. equal to 0.378 shares for each share of Legacy Evolv common stock. As of September 30, 2021, the Company’s amended certificate of incorporation authorized the issuance of 100,000,000 shares of preferred stock at a $0.0001 par value common stock. As of September 30, 2021, the Company has no preferred stock outstanding as all convertible preferred stock converted to common stock upon closing of the Merger. As of December 31, 2020, the Preferred Stock consisted of the following (in thousands, except share amounts):

	December 31, 2020
		Preferred Stock			Common Stock
	Preferred Stock	Issued and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Preference	Conversion
Series A-1 Preferred Stock	67,156,152	24,369,613	$18,394	$18,000	24,369,613
Series A Preferred Stock	9,233,677	3,490,328	11,321	11,819	6,986,113
Series B-1 Preferred Stock	90,328,396	34,144,109	31,953	32,997	34,144,109
Series B Preferred Stock	40,671,814	15,373,937	14,209	14,284	15,373,937
	207,390,039	77,377,987	$75,877	$77,100	80,873,772

11. Warrants

In February 2019, in connection with the 2019 Term Loan Advance, the Company issued a warrant to SVB for the purchase of 28,350 shares of common stock at an exercise price of $0.24 per share (the “2019 SVB common stock warrant”). The 2019 SVB common stock warrant was immediately exercisable and expires in February 2029. The warrant was classified as an equity instrument and recorded at its fair value of less than $0.1 million on the date of issuance through additional paid-in-capital. In connection with the closing of the Merger, all of the outstanding 2019 SVB common stock warrants were converted into shares of the Company’s common stock.

In March 2020, in connection with the 2020 Term Loan Advance, the Company issued a warrant to SVB for the purchase of 280,095 shares of common stock at an exercise price of $0.40 per share (the “2020 SVB common stock warrant”). The 2020 SVB common stock warrant was immediately exercisable and expires in March 2030. The warrant was classified as an equity instrument and recorded at its fair value of less than $0.1 million on the date of issuance through additional paid-in-capital. In connection with the closing of the Merger, all of the outstanding 2020 SVB common stock warrants were converted into shares of the Company’s common stock.

In December 2020, in connection with the JPM Term Loan, the Company issued a warrant to JPM for the purchase of 378,000 shares of common stock at an exercise price of $0.42 per share (the “2020 JPM common stock

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

warrant”). The 2020 JPM common stock warrant was immediately exercisable and expires in December 2030. The warrant was classified as an equity instrument and recorded at its fair value of $0.1 million on the date of issuance through additional paid-in-capital. In connection with the closing of the Merger, all of the outstanding 2020 JPM common stock warrants were converted into shares of the Company’s common stock.

In connection with the closing of the Merger, the Company assumed the Public Warrant for the purchase of 14,325,000 shares of common stock at an exercise price of $11.50. The public warrant is immediately exercisable and expires in July 2026. The Public Warrant is classified as a liability and recorded at its fair value of $23.6 million on the date of issuance of the Merger with an offset to additional paid-in-capital and is subsequently remeasured to fair value at each reporting date based on the publicly available trading price. The change in fair value of the public warrant liability of $3.2 million was recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, warrants to purchase the following classes of Preferred Stock and common stock outstanding consisted of the following in the table below.

September 30, 2021
	Contractual			Shares Issuable	Weighted
	Term	Underlying Equity	Balance Sheet	Upon Exercise	Average
Issuance Date	(in years)	Instrument	Classification	of Warrant	Exercise Price
July 16, 2021	5	Common stock	Liability	14,325,000	$11.50
14,325,000

December 31, 2020
				Shares Issuable	Weighted
	Contractual	Underlying Equity	Balance Sheet	Upon Exercise of	Average
Issuance Date	Term	Instrument	Classification	Warrant	Exercise Price
	(in years)
March 17, 2014	10	Common stock	Liability	94,500	$0.24
September 28, 2016	10	Preferred Stock	Temporary Equity	1,015,401	$0.003
July 5, 2017	10	Common stock	Equity	141,750	$0.24
February 12, 2019	10	Common stock	Equity	28,350	$0.24
March 30, 2020	10	Common stock	Equity	280,095	$0.40
December 3, 2020	10	Common stock	Equity	378,000	$0.42
				1,938,096

12. Common Stock

As of September 30, 2021 and December 31, 2020, the Company’s amended certificate of incorporation authorized the issuance of 1,100,000,000 and 305,491,899 shares of $0.0001 par value common stock, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock. As of September 30, 2021 and December 31, 2020, no cash dividends had been declared or paid.

On the closing of the Merger, the total 10,391,513 of the NHIC ordinary shares held by the NHIC Initial Shareholders and public shareholders were converted into the same number of the Company’s common stock.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 16, 2021 and prior to the closing of the Merger, various PIPE investors purchased 30,000,000 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $300.0 million.

As of September 30, 2021 and December 31, 2020, the Company had reserved 109,632,431 and 102,570,639 shares, respectively, of common stock for the conversion of the outstanding Preferred Stock, exercise of outstanding stock options, granting of awards under the Company’s 2021 Equity Incentive Plan and 2013 Equity Incentive Plan (see Note 13) and the exercise of outstanding warrants (including warrants to purchase Preferred Stock as if converted to common stock). (see Note 11)

13. Stock-Based Compensation

2013 Equity Incentive Plan

The Company’s 2013 Equity Incentive Plan (the “2013 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and non-employees of the Company. Per the initial terms of the 2013 Plan, up to 1,078,169 shares of common stock may be issued.

At September 30, 2021 and December 31, 2020, shares of common stock that may be issued under the 2013 Plan were 0 and 21,487,876, respectively. As of September 30, 2021 and December 31, 2020, 0 shares and 979,852 shares, respectively, remained available for future grant under the 2013 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2013 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.

The 2013 Plan is administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Stock options granted to employees, officers, members of the Board of Directors and non-employees typically vest over a four-year period. The Company’s Board of Directors values the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and non-employees of the Company. Per the initial terms of the 2021 Plan, up to 21,177,295 shares of common stock may be issued.

At September 30, 2021, shares of common stock that may be issued under the 2021 Plan were 21,177,295. As of September 30, 2021, 19,795,381 shares remained available for future grant under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2021 Plan is administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Stock options granted to employees, officers, members of the Board of Directors and non-employees vesting terms are determined on an individual basis on the date of grant. The Company’s Board of Directors values the Company’s Common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

During the three and nine months ended September 30, 2021, there were no options granted by the Company under the 2021 Plan.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 16, 2021. The 2021 ESPP authorizes the initial issuance of up to 3,289,632 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 3,289,632 or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2021, 3,289,632 shares of the Company’s common stock were available for future issuance. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 ESPP during a specific offering period. As of September 30, 2021, no offerings have been approved.

During the three months ended September 30, 2021, there were no options granted by the Company. During the nine months ended September 30, 2021, the Company granted 6,474,175 options.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.7%	0.4%
Expected term (in years)	6.0	5.9
Expected volatility	31.4%	32.4%
Expected dividend yield	0.0%	0.0%

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the Company’s stock option activity since December 31, 2020 (in thousands, except for share and per share data):

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	18,804,634	$0.36	7.57	$1,054
Granted	6,474,175	0.43	9.28	49,284
Exercised	(2,399,609)	0.33	5.62	18,508
Exercised upon settlement of related party note	(1,469,999)	0.24	5.96	272
Forfeited	(98,524)	0.41	—	752
Outstanding as of September 30, 2021	21,310,677	0.40	8.19	$162,662

Vested and expected to vest as of September 30, 2021	21,310,677	$0.40	8.19	$162,662
Options exercisable as of September 30, 2021	9,615,616	$0.37	7.24	$73,813

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The intrinsic value of stock options exercised during the three months ended September 30, 2021 and 2020 was $2.4 million and less than $0.1 million, respectively, and $18.5 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

There were no options granted during the three months ended September 30, 2021. The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2020 was $0.16. The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 and 2020 was $0.16 and $0.16, respectively.

Restricted Stock Units

The following table summarize the Company's restricted stock units activity since December 31, 2020 (in thousands, except for share and per share data):

	Number of	Grant Date Fair
	Shares	Value

Outstanding as of December 31, 2020	—	—
Granted	1,670,961	$7.19
Vested	—	—
Cancelled	—	—
Outstanding as of September 30, 2021	1,670,961	$7.19

In March 2021, the Company issued 289,047 shares of RSU’s at a grant date fair value of $8.04 under the 2013 Plan. In September 2021, the Company issued 1,381,914 shares of RSU’s at a grant date fair value of $7.01 under the

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan. The terms of the RSU’s under the 2021 Plan allow for the following vesting periods, which are determined on an individual basis on the date of grant.

(A) The RSUs will vest over four years from the Vesting Commencement Date, with 25% of the RSUs vesting on the first anniversary of the Vesting Commencement Date and the remaining RSUs vesting quarterly thereafter over the remaining three years, subject to the individual remaining a Service Provider (as defined in the 2021 Plan) through the applicable vesting date.

(B) The RSUs will vest over three years from the Vesting Commencement Date, with one third of the RSUs vesting on the first anniversary of the Vesting Commencement Date and the remaining RSUs vesting annually thereafter over the remaining two years, subject to the individual remaining a Service Provider (as defined in the 2021 Plan) through the applicable vesting date.

Warrants to Non-Employee Service Provider

In January 2021, in connection with a Business Development Agreement entered into with Finback Evolv II, LLC (“Finback BDA”), the Company issued a warrant to Finback for the purchase of 2,554,014 shares of common stock at an exercise price of $0.42 per share (the “2021 Finback common stock warrants”). The 2021 Finback common stock warrants vest upon meeting certain sales criteria as defined in the agreement and expires in January 2030. The warrants will be accounted for under ASC 718 Compensation – Stock Compensation as the warrants will vest upon certain performance conditions being met.

The Company utilized a Black-Scholes pricing model to determine the grant-date fair value of the 2021 Finback common stock warrants granted. The assumptions used are presented in the following table:

Warrants - Black Scholes
Risk-free interest rate	0.4%
Expected term (in years)	3.0
Expected volatility	23.9%
Expected dividend yield	0.0%

On the date of issuance, the total value of the 2021 Finback common stock warrants were valued as $19.6 million.

As of September 30, 2021, 131,028 shares of the 2021 Finback common stock warrants were exercisable at a total aggregate intrinsic value of $1.0 million. The remaining 2,417,138 shares of the 2021 Finback common stock warrants are unvested and have a total aggregate intrinsic value of $18.4 million. As of September 30, 2021, none of the 2021 Finback common stock warrants were exercised. The Company will recognize compensation expense for the 2021 Finback common stock warrants when the warrants become vested based on meeting the certain sales criteria. During the three and nine months ended September 30, 2021, the Company recorded less than $0.1 million and $1.0 million, respectively, of stock-based compensation expense within sales and marketing expense for the 2021 Finback common stock warrants.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$29	$3	$39	$7
Sales and marketing	990	41	2,298	81
General and administrative	1,045	260	1,241	298
Research and development	332	99	435	139
Total stock-based compensation expense	$2,396	$403	$4,013	$525

Stock-based compensation expense was classified by award type in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$128	$403	$595	$525
Earn-out shares	1,970	—	1,970	—
Warrants	39	—	1,043	—
RSU's	259	—	405	—
Total stock-based compensation expense	$2,396	$403	$4,013	$525

Total unrecognized compensation expense related to unvested stock options and unvested restricted stock units as of September 30, 2021, was $3.3 million, which is expected to be recognized over weighted average period of 1.2 years. Total unrecognized compensation expense related to earn-out shares associated with the share-based compensation arrangement as of September 30, 2021, was $13.8 million, which is expected to be recognized over a weighted average period of 1.7 years.

14. Income Taxes

During the three and nine months ended September 30, 2021 and 2020, the Company did not record income tax provisions or income tax benefits due to net operating losses and research and development tax credits not being benefited due to the establishment of the full valuation allowance.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2021 and December 31, 2020 the Company has recorded a full valuation allowance against its net deferred tax assets.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company files U.S. income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. The Company has not received notice of examination by any jurisdictions in the U.S.

15. Net Income (Loss) per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders – basic	$22,751	$(6,262)	$(13,375)	$(17,796)
Change in fair value for warrant liability	(42)	—	—	—
Interest to convertible notes	123	—	—	—
Loss on extinguishment of debt	865	—	—	—
Change in fair value of derivative liability	(475)	—	—	—
Net income (loss) attributable to common stockholders – diluted	$23,222	$(6,262)	$(13,375)	$(17,796)

Denominator:
Weighted average common shares outstanding – basic	119,745,196	8,917,855	47,772,253	8,892,564
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive convertible preferred stock	14,065,012	—	—	—
Effect of potentially dilutive warrants	354,135	—	—	—
Effect of potentially dilutive stock options	19,696,440	—	—	—
Effect of potentially dilutive restricted stock units	6,517	—	—	—
Total potentially dilutive securities	34,122,104	—	—	—
Weighted average common shares outstanding — diluted	153,867,300	8,917,855	47,772,253	8,892,564
Net income (loss) per share attributable to common stockholders - basic	$0.19	$(0.70)	$(0.28)	$(2.00)
Net income (loss) per share attributable to common stockholders - diluted	$0.15	$(0.70)	$(0.28)	$(2.00)

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options issued and outstanding	1,589,357	18,224,891	21,285,797	18,224,891
Public Warrants to purchase common stock	14,325,000	—	14,325,000	—
Convertible preferred stock (as converted to common stock)	—	80,873,820	—	80,873,820
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	—	1,015,401	—	1,015,401
Warrants to purchase common stock	—	544,695		544,695
Warrants to purchase common stock (Finback)**	2,417,138	—	2,421,976
Unvested restricted stock units	1,664,567	—	1,671,084	—
Earn-out shares**	15,000,000	—	15,000,000	—
Contingently issuable common stock**	1,897,500	—	1,897,500	—
Convertible notes (as converted to common stock)*	5,408,672	590,625	5,408,672	590,625
	42,302,234	101,249,432	62,010,029	101,249,432

* Conversion feature is only triggered upon the closing of a Qualified Financing Event

** Issuance of Earn-out shares, Contingently issuable common stock and Finback warrants are contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period

16. Related Party Transactions

Nonrecourse Promissory Note with Officer

In August 2020, the Company entered into a $0.4 million promissory note with an officer with the proceeds being used to exercise options for 1,469,999 shares of common stock at a price of $0.24 per share. The promissory note bore interest at the Wall Street Journal Prime Rate and was secured by the underlying shares of common stock that were issued upon the exercise of the stock options. The promissory note was treated as nonrecourse as the loan was only secured by the common stock issued from the exercise of the stock options. As such, (i) the underlying stock option grant was still considered to be outstanding and the shares of common stock were not considered issued and outstanding for accounting purposes until the loan was repaid in full or otherwise forgiven and (ii) no receivable was recorded for the promissory note on the Company’s consolidated balance sheets. As such, the promissory note effectively extended the maturity date of the option grant for the life of the loan, this change is treated as a stock option modification. The incremental fair value from the stock option modification was deemed immaterial. The interest on this nonrecourse loan is also considered nonrecourse. As the Company has no intent to collect interest, no accrued interest was recorded.

In June 2021, the Company agreed to repurchase 43,684 shares of common stock valued at $8.04 per share of common stock held by the officer of the Company. In exchange for the repurchase of the common stock by the Company, the $0.4 million promissory note held by the officer was considered repaid in full.

Business Development Agreement with Finback

In March 2021, the Company granted a warrant exercisable for 2,554,015 shares of common stock to Finback, a consulting group who is an affiliate of one of the Company’s shareholders, with performance-based vesting conditions which vest upon certain sales being met under a Business Development agreement which has a term of three years.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended September 30, 2021, the Company recorded less than $0.1 million and $1.0 million, respectively, of stock-based compensation expense within sales and marketing expense for the 2021 Finback common stock warrants.

17. Commitments and Contingencies

Operating Leases

The Company entered into a new lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. In May 2021, the Company leased the space. The Company is required to maintain a minimum cash balance of $0.7 million as a security deposit on the space which is classified as restricted cash, current and restricted cash, non-current on the consolidated balance sheet as of September 30, 2021. The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to this lease.

Total future minimum lease payments under this noncancelable operating lease amount to $3.4 million. Rent expense for the three months ended September 30, 2021 and 2020 was approximately $0.3 million and $0.1 million, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was approximately $0.7 million and $0.3 million, respectively.

Future minimum rental commitments to be paid by the Company at September 30, 2021 for this lease is as follows (in thousands):

Year Ending December 31:
2021 (remaining three months)	$185
2022	1,116
2023	1,150
2024	981
Total future minimum lease payments	$3,432

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2021 or December 31, 2020.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company did not make contributions to the plan during the three months and nine months ended September 30, 2021 or 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Merger and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the Company’s final prospectus dated and filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2021 (the “Prospectus”). This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Business Overview

The Company is a global leader in SaaS-based weapons detection security screening. Unlike conventional walk-through metal detectors, our products use advanced sensors, artificial intelligence software, and cloud services to reliably detect guns, improvised explosives, and large knives while ignoring harmless items like phones and keys. This not only enhances security at venues and facilities but also improves the visitor experience by making screening up to ten times faster than alternatives at up to 70% lower total cost.

Our products have screened over 75 million people worldwide. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries including major sports teams, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, large school districts, and prominent houses of worship. We offer our products for purchase or under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue and creates expansion and upsell opportunities.

Our mission is to make the world a safer and more enjoyable place to live, work, study, and play. We are focused on delivering value in the spaces in and around the physical threshold of large venues and facilities. We believe that digitally transforming the threshold experience is one of the most exciting innovation opportunities of our time. We believe that our ongoing innovations will not only make venues and facilities safer and more enjoyable, but also more efficient and profitable.

Touchless security screening represents a paradigm shift for the security screening market which, according to our estimates, is currently a $20 billion market opportunity. Touchless security screening is a radical change from conventional security screening processes that primarily rely on walk-through metal detectors based on core technology that was invented in the nineteenth century. This conventional approach presents numerous operational problems and hidden costs including a high number of nuisance alarms due to the inability to distinguish weapons from harmless items. These frequent nuisance alarms require resolution using manual bag checks and pat downs that are error-prone, labor cost-intensive, and unpleasant for visitors. This creates long wait times, dangerous crowding, and numerous opportunities for weapons to slip through. The result is reduced security, frustrated visitors, and acutely stressful working conditions for employees.

By allowing visitors to walk through at a normal pace with their bags in hand and without emptying their pockets, Evolv products significantly accelerate the security screening process while also reducing the number of nuisance alarms to a level that allows guards to focus their attention on real threats. We believe there is significant demand for touchless security screening in venues and facilities that currently use slower, more invasive conventional metal detector screening. We also believe there is additional opportunity in venues and facilities that have not previously adopted weapon screening because of the limitations of conventional screening. Our technology is designed to allow these venues and facilities to successfully deploy security screening for the first time.

Our potential to develop this significant opportunity is rooted in our deep domain experience and commitment to research and development. Our engineering efforts are led by a team of seasoned experts in physics, electronics, and software development. Since our founding in July 2013, we have invested significant resources in developing an extensive portfolio of proprietary and differentiated technologies, with a focus on making security screening more precise, much faster, and far less labor intensive. Our products, which incorporate these technologies, offer several key advantages over conventional alternatives.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $8.4 million and $1.5 million for the three months ended September 30, 2021, and 2020, and $16.8 million and $2.8 million for the nine months ended September 30, 2021, and 2020, respectively. We generated net income of $22.8 million and a net loss of $6.3 million for three months ended September 30, 2021, and 2020. We generated a net loss of $13.4 million and of $17.8 million for nine months ended September 30, 2021, and 2020. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products. Further, with the closing of the Merger, we expect to incur additional costs associated with operating as a public company.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. In July 2021, the Company received gross proceeds of $300.0 million from its PIPE Investment, as well as $84.9 million in proceeds received from the closing of the Merger. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources.”

Recent Developments

NewHold Investment Corporation Merger

On July 16, 2021, we completed the previously announced Merger, pursuant to the Agreement and Plan of Merger, dated as of March 5, 2021, and amended by the First Amendment to Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 5, 2021. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. and the officers of NHIC, the predecessor company, resigned. The officers of Legacy Evolv became the officers of the Company, and the Company listed its shares of common stock, par value $0.0001 per share, on Nasdaq under the symbol “EVLV”.

Prior to the completion of the Merger, we entered into subscription agreements (collectively, the “PIPE Investment”) with certain parties subscribing for shares of our common stock (the “Subscribers”) pursuant to which the Subscribers agreed to purchase. Pursuant to the PIPE Investment, we issued 30,000,000 shares of Class A common stock for a purchase price of $10.00 per share with gross proceeds of $300.0 million. The purpose of the PIPE Investment was to fund general corporate expenses.

Upon the closing of the Merger, each share of NHIC Class B common stock issued and outstanding immediately prior to the effective time of the Merger, which totaled 10,391,513 shares held by the NHIC Initial Shareholders (“Initial Shareholders”), was automatically converted into one validly-issued share of our Class A common stock.

In addition, pursuant to the Merger Agreement, certain Legacy Evolv Shareholders became entitled to receive up to 15,000,000 shares of Class A common stock as earn-out shares.

Upon the closing of the Merger:

●	all of 24,369,613 shares of Legacy Evolv’s Series A-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis;
●	all of 3,490,328 shares of Legacy Evolv’s Series A convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a two-to-one basis;
●	all of 34,144,109 shares of Legacy Evolv’s Series B-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis; and
●	all of 15,373,937 shares of Legacy Evolv’s Series B convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis.

On the closing date of the Merger, each share of Legacy Evolv common stock then issued and outstanding was cancelled and the holders thereof in exchange received 94,276,850 shares of the Company’s Class A common stock, which is equal to 0.378 newly-issued shares of the Company’s Class A common stock for each share of Legacy Evolv common stock (the “Exchange Ratio”).

All outstanding warrants exercisable for common stock in Legacy Evolv (other than warrants that expired, were exercised or were deemed automatically net exercised immediately prior to the Merger) were exchanged for warrants exercisable for the Company’s Class A common stock with the same terms and conditions except adjusted by the Exchange Ratio.

All outstanding stock options of Legacy Evolv common stock, totaling 58,828,853 stock options, were cancelled and the holders thereof in exchange received options to receive 0.378 newly issued stock options of the Company’s Class A common stock for a total of 22,227,710 shares. The modification of the stock options to reflect the Exchange Ratio did not result in a material incremental compensation expense upon closing of the Merger.

The gross proceeds received from the Merger were $84.9 million and gross proceeds received from the PIPE investment were $300.0 million. Based on the number of shares of common stock outstanding on July 16, 2021 (in each case, not giving effect to any shares issuable upon exercise of warrants, options, or earn-out shares), Legacy Evolv shareholders owned approximately 92.7% of the common stock of the Company and NHIC shareholders owned approximately 7.3%.

The transaction was accounted for as a “reverse recapitalization” and NHIC was treated as the “acquired” company for accounting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Evolv issuing shares for the net assets of NHIC, accompanied by a recapitalization. The net assets of NHIC were recorded at historical costs, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Merger are those of Legacy Evolv.

Evolv had previously indicated that it would list units (consisting of one share of common stock and one-half of one warrant) on Nasdaq under the ticker symbol EVLVU, in continuation of the listing of the units NHIC sold in its initial public offering on August 4, 2020 under the ticker symbol NHICU. In September 2021, the Company was informed that its transfer agent separated the units into the component shares and warrants at the closing of the Merger, and as a result the Evolv units were not made eligible to settle through the facilities of The Depositary Trust Company. Accordingly, all trades in the units from July 19, 2021 (the first trading day after the completion of the Merger) until August 24, 2021 were settled between brokers in the shares and warrants underlying the units. Trading in ticker symbol EVLVU was halted on August 24, 2021, and no trades in the units were permitted or occurred since that date. The units were delisted from Nasdaq effective September 10, 2021.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 pandemic. It is not possible to accurately predict the full impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations due to the evolving nature of the COVID-19 pandemic, including variants, and the extent of its impact across industries and geographies and numerous other uncertainties. For example, we face uncertainties about the duration and spread of the outbreak, related governmental advisories and restrictions, the progression and effectiveness of vaccination roll-outs, vaccine hesitancy, and the impact the foregoing may have on the ability of us, our customers, our suppliers, our manufacturers and our other business partners to conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including our company and employees, are taking additional steps to avoid or reduce infections, including limiting travel and staying home from work. These measures are disrupting normal business operations and have had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 pandemic, including requiring most non-engineering or operations-related team members to work remotely, utilizing heightened cleaning and sanitization procedures, implementing new health and safety protocols and reducing non-essential travel.

The COVID-19 pandemic initially caused us to experience several adverse impacts, including extended sales cycles to close new orders for our products because many of our customers were required to completely or partially shut down facilities, delays in shipping and installing orders due to closed facilities and travel limitations and delays in collecting accounts receivable.

As the pandemic shutdown orders began to be relaxed and some segments of our prospective customer set began to formulate and execute their reopening plans, we began to see increased demand for touchless security screening processes of the kind enabled by our products. We also experienced new demand for rapid body temperature screening as part of the pandemic security screening process. In response to customer requests, we brought to market the Evolv Thermal Imaging Package™ for Evolv Express®™, a new add-on product developed in approximately 90 days during the pandemic lockdown. While ongoing demand for this product is uncertain, we believe our ability to integrate thermal screening into our product in a compressed time frame is an indicator of our innovation capabilities and of the potential for new future add-on products based on additional sensors and data types.

The rapid development and uncertainty of the impacts of the COVID-19 pandemic precludes any prediction as to the ultimate impact of the COVID-19 pandemic on our business. However, the COVID-19 pandemic, and the measures taken to contain it, continue to present material uncertainty and risk with respect to our performance and financial results. In particular, venues and facilities across an array of vertical markets are temporarily reducing capital expenditure budgets globally as they seek to preserve liquidity to ensure the longevity of their own operations, which in turn may lead to reductions in purchases of our security screening products. Further, office closures may prevent organizations from reaching typical utilizations of our security screening products, resulting in reductions in purchases of add-on products and expansion units. Additionally, the COVID-19 pandemic may contribute to facility closures at our third-party contract manufacturer and key suppliers, causing delays and disruptions in product manufacturing, which could affect our ability to ship products purchased by our customers in a timely manner. Disruptions in the capital markets as a result of the COVID-19 pandemic may also adversely affect our business if these impacts continue for a prolonged period and we need additional liquidity.

In the short-term, we have taken, and will continue to take, actions to mitigate the impact of the COVID-19 pandemic on our cash flow and results of operations and financial condition. While we are experiencing supply chain challenges, we do see this being overcome in the near future. In the long-term, we believe that the COVID-19 pandemic will encourage organizations to reassess their security screening processes and may continue to accelerate their adoption of solutions such as touchless security screening, which could create additional demand for our products.

Additional information regarding COVID-19 risks appears in the “Risk Factors” section of our Prospectus.

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:

Contingent Earn-out Shares

In connection with the Merger and pursuant to the Merger Agreement, certain of the Legacy Evolv’s shareholders and Legacy Evolv service providers are entitled to receive additional shares of the Company’s Class A common stock (the “Earn-Out Shares”) upon the Company achieving certain milestones:

●	Triggering Event I – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within the Earn-Out Period, the price of the Company’s Class A common stock is greater than $12.50 per share for any 20 trading days within any 30 trading day period.
●	Triggering Event II – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within the Earn-Out Period, the price of the Company’s Class A common stock is greater than $15.00 per share for any 20 trading days within any 30 trading day period.
●	Triggering Event III – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within the Earn-Out Period, the price of the Company’s Class A common stock is greater than $17.50 per share for any 20 trading days within any 30 trading day period.

The Earn-Out Shares issued to Legacy Evolv (“Contingent Earn-out”) shareholders have been classified as liabilities in the consolidated balance sheets as of September 30, 2021 and will be initially measured at fair value and remeasured subsequently in each reporting period. The change in fair value of the contingent earn-out will be recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). When the Triggering Events have been achieved and the Earn-Out Shares are issued, the Company will reclassify the corresponding amount from a liability to additional paid-in-capital and common stock at par value of $0.0001 per share.

The Earn-Out Shares issued to employees, officers, directors, and non-employees subject to continued employment and achievement of certain target share price contingencies (the “Earn-Out Service Providers”) represents share-based compensation and is classified as equity on the Company’s balance sheet. Corresponding stock-based compensation expense is recorded in the consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified.

The estimated fair value of the contingent earn-out shares was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The significant assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, drift rate, percentage of change in control and expected term.

Contingent earn-out payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Contingently Issuable Common Stock

Prior to the Merger, NewHold Industrial Technology Holdings, LLC, the sponsor of the NHIC special purpose acquisition company  owned 4,312,500 shares of NHIC Class B common stock (the “Founder Shares”). Upon the closing of the Merger, NHIC Class A and Class B common stock became the company’s common stock. The Founder Shares outstanding were subject to certain share-performance-based vesting provisions as follows:

●	Vesting Provision I - 1,897,500 shares of the Company’s common stock shall vest and no longer be subject to forfeiture as of the Merger;
●	Vesting Provision II - if within 5 years after the closing of the Merger, the last reported sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period, then 948,750 shares of the Company’s Class B common stock shall vest and no longer be subject to forfeiture;
●	Vesting Provision III - if within 5 years after the closing of the Merger, the last reported sale price of the common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, then 948,750 shares of the Company’s Class B common stock) shall vest and no longer be subject to forfeiture.

If Vesting Provision II and/or Vesting Provision III are not satisfied, the corresponding number of shares specified shall be forfeited and no longer issued and outstanding. If there is a Change of Control event prior to Vesting Provision II and/or Vesting Provision III are satisfied, the Founder shares are no longer subject to forfeiture and shall vest immediately upon the occurrence of a Change of Control event.

The contingently issuable common shares with the NHIC shareholders have been classified as liabilities in the consolidated balance sheets as of September 30, 2021 and will be initially measured at fair value and remeasured subsequently in each reporting period. The change in fair value of the contingently issuable common shares will be recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

The estimated fair value of the contingently issuable common shares was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.

Contingently issuable common shares involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Adoption of our Security Screening Products

We believe the world will continue to focus on the safety and security of people in the places where they gather. Many of these locations are moving toward a more frictionless security screening experience. We believe that we are well-positioned to take advantage of this opportunity due to our proprietary technologies and global distribution capabilities. Our products are designed to empower venues and facilities to realize the full benefits of touchless security screening, including a rapid visitor throughput and minimal security staff to screened visitor physical contact. We expect that our results of operations, including revenue, will fluctuate for the foreseeable future as venues and facilities continue to shift away from conventional security screening processes towards touchless security screening. The degree to which potential and current customers recognize these benefits and invest in our products will affect our financial results.

Pricing, Product Cost and Margins

To date, most of our revenue has been generated by sales of products which represented 63.9 % and 23.9% in the three months ended September 30, 2021 and 2020, respectively, and 61.1% and 15.3% in the nine months ended September 30, 2021 and 2020, respectively. The remaining revenue was generated from subscription sales and service for our products. Going forward, we expect to sell our products in a variety of vertical industry markets and geographic regions. We also expect sales of subscriptions to become a greater portion of our revenue. Pricing may vary by region due to market-specific dynamics. As a result, our financial performance depends, in part, on the mix of sales/bookings/business in different markets during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce cost-effective touchless security screening products for our customers.

Continued Investment and Innovation

We believe that we are a leader in touchless security screening products, offering transformative technologies that enable higher throughput, a more frictionless visitor experience, and substantial cost savings through our product innovations. Our performance is significantly dependent on the investment we make in our research and development efforts and on our ability to be at the forefront of the security screening industry. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance existing products and generate customer demand for our products. We believe that investment in our security screening products will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.

Components of Results of Operations

Revenue

We derive revenue from (1) subscription arrangements accounted for as operating leases under ASC 840 and (2) from the sale of products, inclusive of maintenance and services. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.

Product Revenue

We derive revenue from the sale of our Express and Edge equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer. Transfer of control occurs when we have transferred title and risk of loss and have a present right to payment for the equipment, which is generally upon delivery as our normal terms of sale are freight on board destination. Products are predominately sold with distinct services which are described in the services section below.

Subscription Revenue

In addition to selling our products directly to customers, we also lease our Express and Edge equipment. These arrangements convey the right to use the equipment for a period of time in exchange for consideration and therefore are accounted for under ASC 840 due to the scope exception of ASC 606-10-15-2. Lease terms are typically four years and customers pay either a quarterly or annual fixed payment for the lease and maintenance elements over the contractual lease term. In accordance with ASC 840, Leases, we consider only the fixed payments for purposes of allocating between the lease and non-lease deliverables on a relative fair value basis. Equipment leases are classified as operating leases as they do not meet any of the capital lease criteria per ASC 840.

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (i) distinct services, such as installation, training and maintenance, and (ii) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern and because revenue allocated to maintenance components is not material, the equipment lease and maintenance performance obligations are classified as a single category of subscription revenue in the consolidated statements of operations.

As our leases with customers are classified as operating leases, lease revenue is recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

Services Revenue

We provide installation, training and maintenance services for our products. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. Maintenance consists of technical support, bug fixes and when-and-if available threat updates. Maintenance revenue is recognized ratably over the period of the arrangement. We sell separately priced extended or nonstandard warranty services and preventative maintenance plans, which are recognized ratably over the associated service period.

Cost of Revenue

We recognize cost of revenues in the same manner that the related revenue is recognized.

Cost of Product Revenue

Cost of product revenue consists primarily of costs paid to third party manufacturers, labor costs, and shipping costs.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of labor costs, shipping costs, and depreciation related to leased units.

Cost of Services Revenue

Cost of services revenue consists primarily of labor, spare parts, shipping costs, and field service repair costs. Cost of services revenue related to maintenance consists primarily of labor, spare parts, shipping costs, field service repair costs, equipment, and supplies.

A provision for the estimated cost related to warranty is recorded to cost of revenue at the time revenue is recognized as necessary. Our estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. As of September 30, 2021, and December 31, 2020, we recorded a warranty accrual of less than $0.1 million.

Gross Profit and Gross Margin

Our gross profit is calculated based on the difference between our revenues and cost of revenues. Gross margin is the percentage obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by a number of factors, including:

●	Market conditions that may impact our pricing;
●	Product mix changes between established products and new products;
●	Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations; and
●	Our ability to maintain our costs on the components that go into the manufacture of our product.

We expect our gross margins to fluctuate over time, depending on the factors described above.

Research and Development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, prototypes, design expenses, consulting and contractor costs and an allocated portion of overhead costs. We expect research and development costs will increase on an absolute dollar basis over time as we continue to invest in advancing our portfolio of security screening products.

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, costs related to trade shows and events and an allocated portion of overhead costs. We expect our sales and marketing costs will increase on an absolute dollar basis as we expand our headcount and initiate new marketing campaigns.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, information technology and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, and an allocated portion of overhead costs. We expect our general and administrative expenses will increase on an absolute dollar basis as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for general and director and officer insurance, investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.

Loss From Impairment of Property and Equipment

Impairment of property and equipment relates to any units that are removed from service and retired. This is related to Edge and Express prototype units that were taken out of service and retired. The Company is transitioning domestic customers to Express which decreased the economic value of these assets and resulted in impairment.

Interest Expense

Interest expense includes cash interest paid on our long-term debt as well as amortization of deferred financing fees and costs.

Other Expense

Other expense includes loss on disposals of our property and equipment.

Loss on Extinguishment of Debt

There was a modification of the 2021 Convertible Notes due to an agreement with noteholders to receive an additional 1,000,000 shares of NHIC common stock as further consideration for the conversion of such notes consistent with the terms thereof, and interest due to each investor would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. This modification of the 2021 Convertible Notes was accounted for as an extinguishment.

Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the Convertible Notes also received the right to receive 1,000,000 shares of

NHIC common stock. Upon the conversion of the Convertible Notes, the carrying value of the debt, including unamortized debt discount, and the related derivative liability and accrued interest were derecognized. The shares of common stock issued upon conversion of Convertible Notes were recorded at implied fair value of the Company’s common stock with the resulting difference being accounted for as a loss on extinguishment.

Change in Fair Value of Derivative Liability

In August through September 2019 and in September 2020, the Company issued Convertible Notes to several investors (the “2020 Convertible Notes”) that provided a conversion option whereby upon the closing of a specified financing event the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 85% and 80%, respectively, of the price per share of the securities paid by the other investors. This conversion option was determined to be an embedded derivative that was required to be bifurcated and accounted for separately from the notes. The derivative liability was initially recorded at fair value upon issuance of the notes and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized in the consolidated statements of operations and comprehensive loss. In October 2019, the specified financing event was consummated, as such the 2020 Convertible Notes issued August through September 2019 were converted into shares of Series B-1 Preferred Stock and the derivative liability was extinguished. The derivative liability related to the 2020 Convertible Notes convertible note is outstanding as of September 30, 2021 and is included as a derivative liability in the consolidated balance sheet.

Between January 21, 2021 and February 4, 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the 2021 Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability and included in long-term liabilities on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method.

On June 21, 2021, the Company modified the 2021 Convertible Notes to grant the holders an additional 1,000,000 shares of NHIC common stock as further consideration upon the automatic conversion of the notes upon closing of the Merger. The modification of the 2021 Convertible Notes resulted in the recognition of a derivative liability for the fair value of the 1,000,000 NHIC shares as of June 21, 2021 as well as a bifurcated embedded derivative for conversion feature into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors.

Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million, and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss).

Change in Fair Value of Contingent Earn-out Liability

In connection with the Merger and pursuant to the Merger Agreement, certain of Legacy Evolv’s initial shareholders are entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones. The earn-out arrangement with the Legacy Evolv Shareholders is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

Change in Fair Value of Contingently Issuable Common Stock Liability

Prior to the Merger, certain NHIC shareholders owned 4,312,500 shares of Founder Shares. 1,897,500 shares vested at the closing of the Merger and the remaining 1,897,500 outstanding shares shall vest upon the Company achieving certain milestones. Those outstanding contingently issuable common shares are accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

Change in Fair Value of Public Warrant Liability

In connection with the closing of the Merger, the Company assumed a warrant to purchase shares of common stock (the “Public Warrant”) and is classified as a liability. As of September 30, 2021, the Public Warrant is outstanding. The Company assessed the features of these warrants and determined that they qualify for classification as permanent equity. Accordingly, the Company recorded the warrants to fair value upon the closing of Merger with the offset to additional paid-in capital.

Change in Fair Value of Common Stock Warrant Liability

The Company classifies certain warrants for the purchase of shares of its common stock as a liability on its consolidated balance sheets as these warrants are freestanding financial instruments that may require the Company to adjust the exercise price and number of shares that is not consistent with a fixed-for-fixed option pricing model. The warrant liability is initially recorded at fair value on the issuance date of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the common stock warrant liability are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the common stock warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three months ended September 30, 2021, and 2020, and for the nine months ended September 30, 2021, and 2020 because Evolv has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

Results of Operations

Comparison of the Three Months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Revenue:
Product revenue	$5,345	$349	$4,996
Subscription revenue	2,305	794	1,511
Service revenue	717	318	399
Total revenue	8,367	1,461	6,906
Cost of revenues:
Cost of product revenue	2,933	163	2,770
Cost of subscription revenue	1,086	490	596
Cost of service revenue	192	169	23
Total cost of revenue	4,211	822	3,389
Gross profit	4,156	639	3,517
Operating expenses:
Research and development	3,641	4,088	(447)
Sales and marketing	8,510	1,552	6,958
General and administrative	6,983	1,177	5,806
Loss from impairment of property and equipment	1,656	—	1,656
Total operating expenses	20,790	6,817	13,973
Loss from operations	(16,634)	(6,178)	(10,456)
Other income (expense), net:
Interest expense	(286)	(84)	(202)
Other expense, net	(669)	—	(669)
Loss on extinguishment of debt	(865)	—	(865)
Change in fair value of derivative liability	475	—	475
Change in fair value of contingent earn-out liability	31,818	—	31,818
Change in fair value of contingently issuable common stock liability	5,718	—	5,718
Change in fair value of public warrant liability	3,152	—	3,152
Change in fair value of common stock warrant liability	42	—	42
Total other income (expense), net	39,385	(84)	39,469
Net income (loss)	$22,751	$(6,262)	$29,013

Revenue, Cost of Revenue and Gross Profit

Product

Product revenue was $5.3 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020. Cost of product revenue was $3.0 million for the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. The increase of $5.0 million in revenue and increase of $2.8 million in cost of revenue for the three months ended September 30, 2021 compared to 2020 was primarily due to increases in direct product sales of Evolv Express and Evolv Edge. Gross profit increased by $2.2 million for the three months ended September 30, 2021 compared to 2020, or 1,196%, and gross profit margin decreased by 8%.

The increase in gross profit is primarily driven by our increased product revenue. The decrease in gross profit margin is primarily driven by an increase of $0.4 million of shipping costs as well as a write-off of unused Edge materials of $0.4 million. We will see improvement in our gross margins as we continue to engineer our product with lower cost components and as we continue to gain leverage in the marketplace with increased sales, we expect higher discounts from suppliers.

Subscription

Subscription revenue was $2.3 million for the three months ended September 30, 2021, compared to $0.8 million for the three months ended September 30, 2020. Cost of subscription revenue was $1.1 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020. The increase of $1.5 million in revenue and increase of $0.6 million in cost of revenue for the three months ended September 30, 2021 compared to 2020 was primarily due to a larger install base of Evolv Express units during the period. Gross profit increased by $0.9 million, or 301%, and gross profit margin increased by 15%.

The increase in gross profit is primarily driven by our increased subscription revenue. The increase in gross profit margin was primarily driven by our continued efforts to streamline the manufacturing process and reduce costs by introducing standardized parts into our units.

Services

Service revenue was $0.7 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020. Cost of service revenue was $0.2 million for the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. The increase of $0.4 million in service revenue for three months ended September 30, 2021 was primarily due to increased installation and training related to the Evolv Express product. Gross profit increased by $0.4 million, or 252%, and gross profit margin increased by 26%. The increase in gross profit is due to an increase in installations and training services from an increase in units sold or leased. The increase in gross profit margin is primarily driven by standardization of the installation and training process, which results in overall lower costs.

Research and Development Expenses

Research and development expenses were $3.6 million for the three months ended September 30, 2021, compared to $4.1 million for the three months ended September 30, 2020. The decrease of $0.5 million was primarily due to a decrease in research and development and prototype costs of $2.3 million and a decrease in professional fees of $0.2 million, partially offset by an increase in employee-related expenses of $2.1 million. The decrease in research and development and prototype costs is due to the transition from prototype production to standard manufacturing of the Evolv Express, which results in lower prototyping costs. The decrease in professional fees is due to a decrease in consulting fees during the three months ended September 30, 2021. The increase in employee-related expenses is due to increased wages and benefits expenses due to additional headcount and stock compensation.

Sales and Marketing Expenses

Sales and marketing expenses were $8.5 million for the three months ended September 30, 2021, compared to $1.6 million for the three months ended September 30, 2020. The increase of $6.9 million was primarily due to an increase of $4.3 million in employee-related expenses, $1.4 million in direct marketing, $0.4 million of travel expenses, $0.2 million in customer field services, and $0.2 million in professional fees. The increase in employee-related expenses is due to additional commissions and personnel costs resulting from additional headcount in our sales function and stock compensation. The increase in direct marketing is due to increased trade shows and events. The increase in travel expenses in 2021 is due an increase in travel costs for sales personnel meetings and events. The increase in customer field services is due to increased sales volume. The increase in professional fees is related to increased consulting on ways to maximize sales and business development.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the three months ended September 30, 2021, compared to $1.2 million for the three months ended September 30, 2020. The increase of $5.8 million was primarily due to an increase in employee-related expenses of $2.7 million, $2.0 million in professional fees, and an increase in miscellaneous expense of $0.9 million. The increase in employee-related expenses is due to an increase in salaries and related costs as a result of expanding our administrative team and stock compensation. The increase in professional fees is primarily due to an increase in audit, tax, and legal services to the Company. The increase in miscellaneous expense is primarily due to an increase in business insurance.

Loss From Impairment of Property and Equipment

Impairment of property and equipment was $1.7 million for the three months ended September 30, 2021. There was no impairment for the three months ended September 30, 2020. This is related to Edge and Express prototype units that were taken out of service and retired. The Company is transitioning domestic customers to Express which decreased the economic value of the Edge assets and resulted in impairment.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2021, compared to $0.1 million for the three months ended September 30, 2020. The increase of $0.2 million was primarily due to the interest on the Convertible Notes during the three months ended September 30, 2021 which did not exist in 2020. The Convertible Notes converted to the Company’s stock upon closing of the Merger.

Other Expense

Other expense was $0.7 million for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020. The increase of $0.7 million was primarily due to the loss on disposal of non-leased assets, primarily related to demo units, during the three months ended September 30, 2021.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.9 million for the three months ended September 30, 2021. This was due to the conversion of the 2021 Convertible Notes into shares of the Company’s stock upon closing of the Merger.

Change in Fair Value of Derivative Liability

Change in the fair value of the derivative liability was $0.5 million for the three months ended September 30, 2021. This was primarily due the settlement of the derivative liability upon the closing of the Merger.

Change in Fair Value of Contingent Earn-out Liability

Change in the fair value of the contingent earn-out liability was $31.8 million for the three months ended September 30, 2021. This was primarily due to the issuance of the contingent earn-out liability upon the closing of the Merger and mark to market fluctuations during the period driven by a decrease in stock price.

Change in Fair Value of Contingently Issuable Common Stock Liability

Change in the fair value of the contingently issuable common stock liability was $5.7 million for the three months ended September 30, 2021. This was primarily due to the issuance of the contingently issuable common stock liability upon the closing of the Merger and mark to market fluctuations during the period driven by a decrease in stock price.

Change in Fair Value of Public Warrant Liability

Change in the fair value of the public warrant liability was $3.2 million for the three months ended September 30, 2021. This was primarily due to the issuance of the public warrant liability upon the closing of the Merger and mark to market fluctuations during the period driven by a decrease in the publicly traded warrant price.

Change in Fair Value of Common Stock Warrant Liability

Change in the fair value of the common stock warrant liability was less than $0.1 million for the three months ended September 30, 2021. This was primarily due to the conversion of the common stock warrant liability upon the closing of the Merger and mark to market fluctuations prior to the closing of the Merger.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Revenue:
Product revenue	$10,299	$422	$9,877
Subscription revenue	5,118	1,743	3,375
Service revenue	1,429	585	844
Total revenue	16,846	2,750	14,096
Cost of revenues:
Cost of product revenue	7,237	361	6,876
Cost of subscription revenue	2,542	1,192	1,350
Cost of service revenue	732	376	356
Total cost of revenue	10,511	1,929	8,582
Gross profit	6,335	821	5,514
Operating expenses:
Research and development	8,330	10,629	(2,299)
Sales and marketing	17,284	5,105	12,179
General and administrative	11,162	2,676	8,486
Loss from impairment of property and equipment	1,656	—	1,656
Total operating expenses	38,432	18,410	20,022
Loss from operations	(32,097)	(17,589)	(14,508)
Other income (expense), net:
Interest expense	(5,988)	(207)	(5,781)
Other expense, net	(669)	—	(669)
Loss on extinguishment of debt	(12,685)	—	(12,685)
Change in fair value of derivative liability	(1,745)	—	(1,745)
Change in fair value of contingent earn-out liability	31,818	—	31,818
Change in fair value of contingently issuable common stock liability	5,718	—	5,718
Change in fair value of public warrant liability	3,152	—	3,152
Change in fair value of common stock warrant liability	(879)	—	(879)
Total other income (expense), net	18,722	(207)	18,929
Net loss	$(13,375)	$(17,796)	$4,421

Revenue, Cost of Revenue and Gross Profit

Product

Product revenue was $10.3 million for the nine months ended September 30, 2021, compared to $0.4 million for the nine months ended September 30, 2020. Cost of product revenue was $7.2 million for the nine months ended September 30, 2021, compared to $0.4 million for the nine months ended September 30, 2020. The increase of $9.9 million in revenue and increase of $6.8 million in cost of revenue for the nine months ended September 30, 2021 compared to 2020 was primarily due to increases in direct product sales of Evolv Edge and Express Units. Gross profit increased by $3.0 million for the nine months ended September 2021, compared to 2020, or 4,920%, and gross profit margin increased by 15%.

The increase in gross profit is primarily driven by our increased product sales and our continued efforts to streamline the manufacturing process and reduce costs by introducing standardized parts into our product, which was partially offset by an increase of $0.6 million in shipping costs. We expect to continue to see improvement in our gross margins as we continue to engineer our product with lower cost components. As we continue to gain leverage in the marketplace with increased sales, we expect higher discounts from suppliers.

Subscription

Subscription revenue was $5.1 million for the nine months ended September 30, 2021, compared to $1.7 million for the nine months ended September 30, 2020. Cost of subscription revenue was $2.5 million for the nine months ended September 30, 2021, compared to $1.2 million for the nine months ended September 30, 2020. The increase of $3.4 million in revenue and increase of $1.4 million in cost of revenue for the nine months ended September 30, 2021 compared to 2020 was primarily due to a larger install base of Evolv Express units during the period. Gross profit increased by $2.0 million, or 368%, and gross profit margin increased by 19% for the nine months ended September 30, 2021 compared to 2020.

The increase in gross profit is primarily driven by our increased subscription revenue. The increase in gross profit margin was primarily driven by our continued efforts to streamline the manufacturing process and reduce costs by introducing standardized parts into our units.

Service

Service revenue was $1.4 million for the nine months ended September 30, 2021, compared to $0.6 million for the nine months ended September 30, 2020. Cost of service revenue was $0.7 million for the nine months ended September 30, 2021, compared to $0.4 million for the nine months ended September 30, 2020. The increase of $0.8 million in service revenue and increase of $0.4 million in cost of revenue for the nine months ended September 30, 2021 compared to 2020 was primarily due to increased installation and training related to the Evolv Express product. Gross profit increased by $0.5 million, or 233%, and gross profit margin increased by 13% for the nine months ended September 30, 2021 compared to September 30, 2020. The increase in gross profit is primarily driven by standardization of the installation and training process, which results in overall lower costs.

Research and Development Expenses

Research and development expenses were $8.3 million for the nine months ended September 30, 2021, compared to $10.6 million for the nine months ended September 30, 2020. The decrease of $2.3 million was primarily due to a decrease in research and development and prototype cost of $3.8 million and a decrease in professional fees of $1.4 million, partially offset by an increase in employee-related expenses of $2.9 million during nine months ended September 30, 2021 compared to 2020. The decrease in research and development prototype cost is due to Evolv Express units being manufactured by a third-party manufacturer. The decrease in professional fees is due to a decrease in consulting fees related to research and development efforts for prototype units. The increase in employee-related expenses is due to increased wages and benefits expense due to additional headcount and stock compensation.

Sales and Marketing Expenses

Sales and marketing expenses were $17.3 million for the nine months ended September 30, 2021, compared to $5.1 million for the nine months ended September 30, 2020. The increase of $12.2 million was primarily due to an increase of $7.9 million in employee-related expenses, an increase of $2.2 million in direct marketing, an increase of $0.6 million of travel and entertainment, an increase of $0.7 million in other expenses, an increase in professional fees of $0.3 million, and an increase of $0.2 million in customer field services. The increase in employee-related expenses is due to additional personnel costs resulting from new hires in our sales function and stock compensation. The increase in direct marketing is due to an increase in trade shows and events. The increase in travel and expense in 2021 is due an increase in travel costs for sales personnel meetings and events. The increase in other miscellaneous expenses is primarily due to an increase in subscriptions. The increase in professional fees is related to increased consulting on ways to maximize sales and business development. The increase in customer field services is due to increased sales volume.

General and Administrative Expenses

General and administrative expenses were $11.2 million for the nine months ended September 30, 2021, compared to $2.7 million for the nine months ended September 30, 2020. The increase of $8.5 million was primarily due to an increase of $3.1 million in professional fees, an increase of $3.4 million in employee-related expenses, an increase of $0.7 million in facility expense, an increase of $0.7 million in insurance expense, and an increase of $0.3 million in computer and IT expenses. The increase in professional fees is due to an increase in audit, tax, and legal services to the company. The increase in employee-related expenses is due to an increase in salaries and related costs as a result of expanding our administrative team and stock compensation. The increase in facility expense is due to increased rent expense. The increase in miscellaneous expense is due to an increase in business insurance. The increase in computer and IT expenses is due to the purchase of new computer equipment and software subscriptions for new employees.

Loss From Impairment of Property and Equipment

Impairment of property and equipment was $1.7 million for the nine months ended September 30, 2021. There was no impairment for the nine months ended September 30, 2020. This related to Edge units and prototype versions of Express that were removed from service and retired. The Company is transitioning domestic customers to Express which decreased the economic value of the Edge assets and resulted in impairment.

Interest Expense

Interest expense was $6.0 million for the nine months ended September 30, 2021, compared to $0.2 million for the nine months ended September 30, 2020. The increase of $5.8 million was primarily due to the issuance of $30.0 million of convertible notes during the nine months ended September 30, 2021. The Convertible Notes converted to the Company’s stock upon closing of the Merger.

Other Expense

Other expense was $0.7 million for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. The increase of $0.7 million was primarily due to the loss on the disposal of non-leased assets, primarily related to demo units, during the nine months ended September 30, 2021.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $12.7 million for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. This was due to the modification of the 2021 Convertible Notes and then the conversion of the 2021 Convertible Notes into shares of the Company’s stock upon closing of the Merger.

Change in Fair Value of Derivative Liability

Change in the fair value of the derivative liability was $1.7 million for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. This was primarily due to an increase in the fair value of the company stock price given the pending Merger.

Change in Fair Value of Contingent Earn-out Liability

Change in the fair value of the contingent earn-out liability was $31.8 million for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. This was primarily due to the issuance of the contingent earn-out liability upon the closing of the Merger and mark to market fluctuations during the period driven by a decrease in stock price.

Change in Fair Value of Contingently Issuable Common Stock Liability

Change in the fair value of the contingently issuable common stock liability was $5.7 million for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. This was primarily due to the issuance of the contingently issuable common stock liability upon the closing of the Merger and mark to market fluctuations during the period driven by a decrease in stock price.

Change in Fair Value of Public Warrant Liability

Change in the fair value of the public warrant liability was $3.2 million for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. This was primarily due to the issuance of the public warrant liability upon the closing of the Merger and mark to market fluctuations during the period driven by a decrease in the publicly traded warrant price.

Change in Fair Value of Common Stock Warrant Liability

Change in the fair value of the common stock warrant liability was $0.9 million for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. This was primarily due to the conversion of the common stock warrant liability upon the closing of the Merger and mark to market fluctuations prior to the closing of the Merger.

Income Taxes

There is no provision for income taxes for the three and nine months ended September 30, 2021 and 2020 because Evolv has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets. We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, as an early-stage company, we have primarily obtained cash to fund our operations through preferred stock offerings and debt instruments. Subsequent to the Merger, our principal sources of liquidity have been and are expected to be our cash and cash equivalents and product revenues.

As of September 30, 2021, we had $334.4 million in cash and cash equivalents. We incurred net income of $22.8 million and a net loss of $6.3 million for the three months ended September 30, 2021 and 2020, respectively. We incurred a net loss of $13.4 million and $17.8 million for the nine months ended September 30, 2021 and 2020, respectively. We incurred cash outflows from operating activities of $50.5 million and $18.4 million during the nine months ended September 30, 2021 and 2020, respectively.

We expect our cash and cash equivalents, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

PIPE Investment

In July 2021, the Company received gross proceeds of $300.0 million from its PIPE Investment, as well as $84.9 million in proceeds received from the closing of Merger.

Financing Arrangements

In December 2020, we entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024 and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022., which extinguished all previous debt. Under the terms of the JPM Credit Agreement, we received proceeds of $10.0 million. As of September 30, 2021, we had $15.4 million of debt outstanding. In September and December of 2020, we issued a total of $4.0 million of convertible notes (the “2020 Convertible Notes”). Between January 21, 2021 and February 4, 2021, we issued a total of $30.0 million of convertible notes with a maturity date of September 2021.

Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense).

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(50,477)	$(18,397)
Net cash used in investing activities	(3,082)	(4,304)
Net cash provided by financing activities	383,277	8,471
Net increase (decrease) in cash, cash equivalents and restricted cash	$329,718	$(14,230)

Operating Activities

During the nine months ended September 30, 2021, operating activities used $50.5 million resulting from a net loss of $13.4 million, $25.9 million of cash used by changes in operating assets and liabilities, and non-cash adjustments of $11.2 million. The non-cash adjustments consisted primarily of a $31.8 million of change in the fair value of contingent earn-out liability, $5.7 million of change in the fair value of contingently issuable common stock liability and $3.2 million of change in the fair value of public warrant liability, partially offset by $12.7 million on loss of extinguishment of debt, $5.6 million in noncash interest expense, $4.0 million in stock-based compensation expense, $1.9 million in depreciation and amortization expense, $1.7 million from loss from impairment of property and equipment, $1.7 million of change in the fair value of derivative liability, $0.9 million of change in fair value of common stock warrant liability and $0.4 million on write-off of inventory. The changes in operating assets and liabilities consisted primarily of cash used by an increase of $12.8 million in prepaid expenses and other current assets, an increase of $10.8 million in inventory, an increase of $5.9 million in accounts receivable, an increase of $2.6 million in contract assets, an increase of $1.1 million in commission assets, and an increase of $0.4 million in deferred rent, partially offset by an increase in deferred revenue of $2.5 million, an increase of $2.2 million in accrued expenses and other current liabilities, and an increase of $2.3 million in accounts payable.

The changes in commission assets and deferred revenue were primarily due to a shift towards a subscription-based model. The increase in accounts receivable is primarily due to higher sales and the timing of payments from customers. The increase in accrued expenses and other current liabilities and accounts payable is primarily due to an increase in sales and marketing and general and administrative expenses due to the growth in our business and the closing of the Merger, as well as the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets is primarily due to prepaid subscriptions and insurance. The increase in inventory is primarily due to lower shipments to customers for Edge units, as well as an increase due to Express units now being held in inventory, in the first three quarters of 2021. The increase in contract assets is primarily due to an increase in purchase subscriptions.

During the nine months ended September 30, 2020, cash used from operating activities was $18.4 million, primarily resulting from a net loss of $17.8 million and $1.8 million of cash used by changes in operating assets and liabilities, partially offset by non-cash adjustments of $1.2 million. The non-cash adjustments consisted primarily of $0.7 million of depreciation and amortization and $0.5 million in stock-based compensation. The changes in operating assets and liabilities consisted primarily of cash used by an increase of $2.0 million in accounts receivable, an increase of $1.3 million in commission assets, and an increase of $1.1 million in inventory, partially offset by an increase of $1.9 million in deferred revenue, an increase of $1.0 million in accounts payable, and an increase of $0.1 million in accrued expenses and other current liabilities.

The increase in accounts receivable is primarily due to the timing of payments from customers. The increase in accounts payable and accrued expenses is primarily due to increase in research and development and general and administrative expenses due to the growth in our business as well as the timing of vendor invoicing and payments. The increase in inventory is primarily due to lower shipments to customers in the first three quarters of 2020.

Investing Activities

During the nine months ended September 30, 2021 and 2020, cash used in investing activities was $3.1 million and $4.3 million, respectively for the purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $383.3 million primarily consisting of $300.0 million from the issuance of common stock from the PIPE investment, $84.9 million of proceeds from closing of the Merger, $31.9 million from the issuance of long-term debt, net of issuance costs, and $0.8 million from the exercise of stock options, partially offset by $0.4 million in net cash outflows for the repayment of our finance obligations and $34.0 million in net cash outflow of offering costs paid from the closing of the Merger.

During the nine months ended September 30, 2020, cash provided by financing activities was $8.5 million primarily consisting of $3.0 million from the issuance of Series B-1 convertible preferred stock, net of issuance costs, $5.6 million from the issuance of long-term debt, net of issuance costs, and $0.4 million from the exercise of stock options, partially offset by $0.3 million in net cash outflows for the repayment of long-term debt and $0.2 million in net cash outflows for the repayment of financing obligations.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed consolidated financial statements for the three and nine months ended September 30, 2021.

Interest Rate Risk

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. At September 30, 2021, we had $15.4 million in variable rate debt outstanding. A hypothetical 10% change in interest rates would have an immaterial impact on annualized interest expense.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with ASC 606. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In order to achieve this core principle, we apply the following five steps when recording revenue: (1) identify the contract, or contracts, with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, performance obligations are satisfied.

We derive revenue from (1) subscription arrangements accounted for as operating leases under ASC 840 and (2) from the sale of products, inclusive of maintenance and services. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.

Product Revenue

We derive revenue from the sale of our Express and Edge equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer. Transfer of control occurs when we have transferred title and risk of loss and have a present right to payment for the equipment, which is generally upon delivery as our normal terms of sale are freight on board destination. Products are predominately sold with distinct services, which are described in the services section below.

Subscription Revenue

In addition to selling products directly to customers, we also lease Express and Edge equipment. These arrangements convey the right to use the equipment for a period of time in exchange for consideration and therefore are accounted for under ASC 840 due to the scope exception of ASC 606-10-15-2. Lease terms are typically four years and customers pay quarterly or annual fixed payments for the lease and maintenance elements over the contractual lease term. In accordance with ASC 840, Leases, we consider only the fixed payments for purposes of allocating between the lease and non-lease deliverables on a relative fair value basis. Equipment leases are generally classified as operating leases as they do not meet any of the capital lease criteria per ASC 840.

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (i) distinct services, such as installation, training and maintenance, and (ii) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern and because revenue allocated to maintenance components is not material, the equipment lease and maintenance performance obligations are classified as a single category of subscription revenue in the consolidated statements of operations.

As our leases with customers are classified as operating leases, lease revenue is recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

Services Revenue

We provide installation, training, and maintenance services for our products. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. Maintenance consists of technical support, bug fixes, and when-and-if-available threat updates. Maintenance revenue is recognized ratably over the period of the arrangement. We sell separately priced extended or nonstandard warranty services and preventative maintenance plans, which are recognized ratably over the associated service period.

Revenue from Distributors

A portion of our revenue is generated by sales in conjunction with our distributors. When we transact with a distributor, our contractual arrangement is with the distributor and not with the end-use customer. In these transactions, the distributor is considered the customer; we have discretion over the pricing to the distributor and maintain overall control of the inventory and sales process to the distributor. Revenue is recognized upon delivery to the distributors. Right of return does not generally exist. Whether we transact with a distributor and receive the order from a distributor or directly from an end-use customer, our revenue recognition policy and resulting pattern of revenue recognition is the same (upon delivery).

Transaction Price

The transaction price is the amount of consideration that we expect to be entitled for providing goods and services under a contract. It includes not only fixed consideration, such as the stated amount in a contract, but also several other types of variable consideration or adjustments (generally discounts or incentives which are included as a part of the standalone selling price (“SSP”) estimation process). We provide discounts to customers which reduces the transaction price. From time-to-time, we may offer customers the option to purchase additional goods and services at a fixed price. In these limited circumstances, we assess whether these offers constitute a material right, and if so, we would account for the material right as a separate performance obligation. Other types of variable consideration are not considered significant. We do not normally provide for rights of returns to customers on product sales and, therefore, does not record a provision for returns.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer that is both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available, and is distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract.

For both Edge and Express units, equipment is sold or leased with embedded software which is considered a single performance obligation. Maintenance, which includes future updates, security threat updates, and minor bug fixes on a when-and-if available basis, is considered a single performance obligation. As a part of reported subscription sales, certain non-lease components, such as maintenance, are included within the subscription revenue amount. We sell separately priced extended or nonstandard warranty services and preventative maintenance plans, which are accounted for as separate performance obligations. Installation and training are considered separate performance obligations and are included within services revenue. Any add-on accessories are also considered separate performance obligations.

Multiple Performance Obligations within an Arrangement

Our contracts may include multiple performance obligations when customers purchase a combination of products and services. When our customer arrangements have multiple performance obligations that contain a lease for Express or Edge equipment for the customer’s use at its site as well as distinct services that are delivered simultaneously, we allocate the arrangement consideration between the lease deliverables and non-lease deliverables based on the relative estimated SSP of each distinct performance obligation. For multiple performance obligation arrangements that do not contain a lease, we allocate the contract’s transaction price to each performance obligation on a relative SSP basis. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligation.

Stock-Based Compensation

We measure stock-based option awards granted to employees, consultants and directors based on their fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

Prior to the closing of the Merger. the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses the following inputs: (i) the fair value per share of the common stock issuable upon exercise of the option, (ii) the expected term of the option, (iii) expected volatility of the price of the common stock, (iv) the risk-free interest rate, and (v) the expected dividend yield.

After the closing of the Merger, our board of directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by Nasdaq on the date of grant.

We classify stock-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Valuation of Contingent Earn-out Liability

The estimated fair value of the contingent earn-out shares were determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The significant assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, drift rate, percentage of change in control and expected term. For potential payments related to a product development milestone, the fair value was determined based on the Company’s expectations of achieving such a milestone and the simulated estimated stock price on the expected date of achievement.

Valuation of Contingently Issuable Common Stock Liability

The estimated fair value of the contingently issuable common shares were determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the vesting period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.

Valuation of Common Stock Warrant Liability and Public Warrant Liability

We classify certain warrants to purchase shares of our common stock as liabilities on our balance sheets as these warrants are free-standing financial instruments that may require the Company to adjust the exercise price and number of shares that is not consistent with a fixed-for-fixed option pricing model. The warrant liability associated with each of these warrants was initially recorded at fair value on the issuance date of each warrant and is subsequently remeasured to fair value at each balance sheet date. Changes in fair value of the warrants are recognized as a component of other income (expense) in our statements of operations and comprehensive income (loss). We will continue to adjust the liability for changes in fair value until the warrants are exercised, expire or qualify for equity classification.

We utilize the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include (i) the fair value per share of the underlying shares of applicable series of stock issuable upon exercise of the Warrants, (ii) the remaining contractual term of the Warrants, (iii) the risk-free interest rate, (iv) the expected dividend yield and (v) expected volatility of the price of the underlying applicable common stock. We assess these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. We estimate the fair value per share of the underlying stock based in part on the results of third-party valuations and additional factors deemed relevant. We have historically been a private company and lack company-specific historical and implied volatility information of our stock. Therefore, we estimate expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants.

Valuation of Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, record charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as cost of product revenue in the statements of operations and comprehensive income (loss). Any write-down of inventory to net realizable value creates a new cost basis.

Leases

At the inception of each operating lease, we determine a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term. All of our leases are currently in their initial lease term with our existing customers and we have not yet had any renewals of such leases with our current customers or leases of used equipment to new customers. We will continue to evaluate our estimates of the residual value of our leased equipment considering future lease extensions of such equipment with existing customers at the end of their lease terms as well as used equipment leased to new customers. The Company’s subscription contracts are classified as operating leases because title does not transfer, there are no bargain purchase options, the present value of the lease payments does not exceed 90% of the asset’s fair market value, and the lease term does not exceed 75% of the asset’s economic life. The Company has not had a contract renewal point and will reassess the classification of any such leases upon renewal. We evaluate leased equipment for obsolescence and impairment whenever circumstances indicate that the carrying value of such equipment is not recoverable by considering any (1) reduced demand in the markets in which we operate, (2) technological obsolescence due to developments of new products and improvements, or (3) changes in economic or other events and conditions that impact the market price for our products. Based on our evaluations, an impairment loss on property and equipment of $1.7 million during the three and nine months ended September 30, 2021 related to Edge units and prototype versions of Express removed from service and retired was recorded. The Company did not record any impairment losses on leased equipment during the three or nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Combined Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Class A common stock that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year  period.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $334.4 million as of September 30, 2021. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net income (loss) or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. At September 30, 2021, we had $15.4 million in variable rate debt outstanding. A hypothetical 10% change in interest rates would not have a material impact on annualized interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, because of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021. Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles, or GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our internal control over financial reporting as of December 31, 2020 that continue to exist as of September 30, 2021:

●	We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting function. This material weakness contributed to the following material weaknesses.

●	We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including the classification of various accounts in the financial statements.
●	We did not design and maintain processes and controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls to timely analyze and account for debt modifications and extinguishments, convertible notes, warrant instruments, and non-routine complex revenue transactions including the leasing of products.
●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries.

These material weaknesses resulted in audit adjustments in historical Evolv financial statements to accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, equity, commission assets, revenue, deferred revenue and various expense line items and related financial statement disclosures, which were recorded prior to the issuance of our consolidated financial statements as of and for the years ended December 31, 2019 and 2020. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of the entity acquired as part of the July 16, 2021 Merger Agreement related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

●	We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation of Material Weaknesses

We are in the process of designing and implementing controls and taking other actions to remediate the material weaknesses in internal control over financial reporting, including the following:

●	We are in the process of hiring additional accounting and IT personnel, to bolster our reporting, technical accounting and IT capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties. During the three months ended September 30, 2021, we hired a new Vice President of Finance, Controller with an appropriate level of experience and reallocated responsibilities within the accounting organization.

●	We are in the process of designing and implementing controls related to the period-end financial reporting process and controls over the classification of various accounts in our financial statements.
●	We are in the process of designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters.
●	We are in the process of designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
●	We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. During the three months ended September 30, 2021, we engaged outside consultants to assist us in the evaluation and implementation of a new Enterprise Resource Planning (“ERP”) system.

As we continue to evaluate our internal control over financial reporting, we may take additional actions to address material weaknesses or modify the remediation actions described above.

While we continue to devote significant time and attention to these efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

As described in the Remediation of Material Weaknesses, there were changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation or criminal proceedings. See Note 17 (Commitments and Contingencies) to our consolidated financial statements in Item 1. Part I of this Report.

ITEM 1A. RISK FACTORS

As a result of the closing of the Business Combination on July 16, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended on Form 10-K/A for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Merger, please refer to the section “Risk Factors” in the Prospectus. There have been no material changes to our previously disclosed risk factors in the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Other than with respect to the PIPE Investment and 2021 Convertible Notes as described in our Form 8-K filed with the SEC on July 22, 2021, we sold no securities during the three months ended September 30, 2021 that were not registered under the Securities Act.

Use of Proceeds

On August 4, 2020, NHIC consummated an initial public offering (the “IPO”) of 17,250,000 units, each consisting of one share of common stock, $0.0001 par value, and one-half of one redeemable warrant (the “Units”). The Units sold in the IPO were sold at an offering price of $10.00 per unit, generating gross proceeds of $172,500,000. Stifel, Nicolaus & Company, Incorporated acted as sole book-running manager, of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239822). The Securities and Exchange Commission declared the registration statement effective on July 30, 2020. The funds from the IPO were used as consideration for the Merger.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended September 30, 2021.Click or tap here to enter text.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger dated as of March 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	8-K	001-39417	2.1	March 8, 2021
2.2	First Amendment to Agreement and Plan of Merger dated June 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	8-K	001-39417	2.2	July 22, 2021
3.1	Amended and Restated Certificate of Incorporation					*
3.2	Amended and Restated By-Laws	8-K	001-39417	3.2	July 22, 2021
10.1#	Form of Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 15, 2021

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Peter George
Name:	Peter George
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mario Ramos
Name:	Mario Ramos
Title:	Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)