Form 10-K
period 2021-12-31
Evolv Technologies Holdings, Inc.
filed 2022-03-28
CIK 1805385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39417

EVOLV TECHNOLOGIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4473840
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
500 Totten Pond Road, 4th Floor, Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 374-8100

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol(s)	on Which Registered
Common Stock, $0.0001 Par Value per Share Warrants to purchase one share of Common Stock	EVLV EVLVW	The Nasdaq Stock Market The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of NewHold Investment Corp. (“NewHold”), our predecessor, on June 30, 2021, based on the closing price of $10.03 per share of NewHold’s Class A common stock, was approximately $173,017,500. As of March 21, 2022, the registrant had 143,299,476 shares common stock, $0.0001 par value per share.

2

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 30, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

General

On July 16, 2021, we consummated the business combination (the “Merger”), contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of NewHold Investment Corp. (“NHIC”), a special purpose acquisition company, which is our legal predecessor, and Evolv Technologies, Inc. dba Evolv Technology, Inc. (“Legacy Evolv”), as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 by and among NHIC, Merger Sub and Legacy Evolv (the “Amendment” and as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Evolv, with Legacy Evolv surviving the merger as a wholly owned subsidiary of NHIC. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. Evolv Technologies Holdings, Inc. became the successor entity to NHIC pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Merger and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.

3

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section Annual Report on Form 10-K. These risks include the following:

•	We are an early stage company with a history of losses and may not achieve or maintain profitability in the future.
•	Our limited operating history and rapid growth makes evaluating our current business and prospects difficult.
•	We depend on a third-party contract manufacturer for substantially all of our manufacturing needs. If this third-party manufacturer, or any of our limited or sole source suppliers, experiences any delay, disruption, or quality control problems in their operations, including due to the COVID-19 pandemic, we could lose market share and our brand may suffer.
•	The security screening industry in which we operate requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.
•	The security screening industry is competitive, and we expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
•	Any failure to obtain, maintain, protect, or enforce our intellectual property rights could impair our competitive position and ability to generate revenues and cause us to lose valuable assets.
•	We have generated substantially all our revenue to date from the sale of a single solution.
•	We may experience significant delays in the design, production and launch of our security screening solutions, and we may be unable to successfully commercialize products on our planned timelines.
•	Changes in our product mix may impact our gross margins and financial performance.
•	Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.
•	Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenues through the sale of our products and services. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.
•	We may become subject to litigation.
•	Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
•	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

4

PART I

ITEM 1. BUSINESS

Company Overview

Evolv Technologies Holdings, Inc. (“we,” “us,” “our,” the “Company” and “Evolv”) is a global leader in Artificial Intelligence (“AI”) -based weapons detection for security screening. Our mission is to make the world a safer and more enjoyable place to work, learn, and play. We are democratizing security by making it seamless for facility operators to address the chronic epidemic of escalating gun violence, mass shootings and terrorist attacks in a cost-effective manner while improving the visitor experience.

Unlike traditional walk-through metal detectors, our touchless security screening solutions use AI software, software as a service (“SaaS”) cloud services and advanced sensors to reliably detect dangerous weapons while significantly reducing nuisance alarms from harmless personal items. This means that visitors can walk through our solution without stopping, without removing items from their pockets or bags, and without having to form a single file line. Our products significantly reduce the number of false positive alarms, allowing security staff to focus their attention on high probability threats.

Our innovative technology not only enhances security but makes screening up to ten times faster at up to a 70% lower total cost than traditional alternatives. Our products also deliver a largely touchless screening experience — a capability that has become an increasingly important consumer demand through the COVID-19 pandemic. Our products also provide unique analytic insights about security screening performance and visitor flows. Our products, which are offered to our customers primarily under a multi-year subscription pricing model, deliver both excellent value to our customers and predictable revenue streams for us.

We are focused on delivering value in the spaces in and around the physical threshold of venues and facilities. We believe that digitally transforming the visitor experience at the entry point to venues and facilities will be a critically important innovation in physical security. We believe that our solutions will not only make venues and facilities safer and more enjoyable, but also more efficient, more informed about their visitors’ needs, and ultimately more profitable.

Our touchless security screening systems have screened over 200 million visitors worldwide. We believe that we have screened more visitors through advanced AI-based detection systems in the United States than any organization, other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, federal and commercial office buildings, school districts, healthcare facilities, and houses of worship.

Touchless security screening represents a paradigm shift for the security screening market which, according to our estimates, is currently a $20 billion market opportunity on an annual basis. If a venue operator in the industries listed above has already adopted any type of security screening device to date, it is most likely a legacy metal detector that relies on inventions that are almost 100 years old.

This outmoded legacy approach presents numerous operational problems and hidden costs, including frequent nuisance alarms caused by the inability to distinguish between dangerous weapons and harmless items. These persistent false alarms often require visitors to undergo a cumbersome resolution process, including emptying of pockets, manual bag checks, and pat downs that are error-prone, labor cost-intensive, intrusive, and unpleasant. This also creates long wait times, requires visitors to advance in a single file line which results in dangerous crowding, and creates numerous opportunities for weapons to slip into venues undetected. The net result is less effective security, unhappy visitors, and acutely stressful working conditions for employees, many of whom are hire-for-the-day contractors.

We believe that security professionals should not be forced to choose between providing strong visitor security and delivering a positive visitor experience. We set out to free venues and facilities from these agonizing tradeoffs and we believe that we have achieved this objective with our current systems.

Our systems allow visitors to walk through the security entrances of our customers’ venues at a normal pace with their bags in hand and without emptying their pockets. This significantly accelerates the security screening process while reducing the number of nuisance alarms, allowing security guards to focus their attention on real threats. Our touchless security screening not only identifies real threats, but it locates those threats for security personnel in real time. We believe there is significant demand for touchless security screening in venues and facilities that currently use slower, more invasive old metal detector screening, as well as in those that have not previously adopted weapon screening technology because of old screening’s inherent limitations. Our technology allows these locations to create a more comprehensive security posture, maintain an enjoyable visitor experience, and gain analytic insights about visitor flows and security screening performance.

Our potential to further scale this significant opportunity is rooted in our combination of deep domain experience and commitment to research and development. Our engineering efforts are led by a team of seasoned experts in software development, physics and electronics. We have worked extensively with security experts, our customers, and national security agencies to refine the security screening system and process to enable an effective and efficient security posture with an enjoyable visitor experience. Since our founding in 2013, we have invested significant resources in developing an extensive portfolio of proprietary know-how and differentiated technologies, with a focus on making security screening more precise, much faster, and far less labor intensive. Our systems, which incorporate these technologies, offer several key advantages over old alternatives.

We have built our own direct sales organization and developed a global distribution channel of strategic partners and resellers to reach a broad global audience and to market, sell, and support our products. Our network of third-party value-added resellers covers more than 30 countries around the world and is composed of sales and distribution professionals with years of experience in physical security solutions. This enables us to sell and service our systems at-scale in markets globally and is designed to produce substantial operational leverage as we execute our strategy.

We are led by visionary technologists and a team of proven leaders with experience bringing emerging technologies to market across the software, physical security, and cybersecurity sectors. We believe that our technologies have the potential to accelerate the digital transformation of facility operations in ways that increase security, create a frictionless visitor experience, provide actionable intelligence, and reduce operating costs. We believe that, taken together, these core competencies will help us fulfill our mission and deliver enduring value for our customers.

Our Industry

We believe that most people associate security screening with airports, courthouses, and prisons. These facilities represent a small fraction of the total number of gathering spaces where mass shootings, terrorist attacks, and other forms of armed violence might occur, but they have historically had a disproportionate impact on the design and implementation of security screening technology. These specialized facilities are typically required by law to meet specific screening regulations using products built to meet technical standards designed for these environments. Many of these standards and regulations were designed in the pre-digital era of the last century.

Regulated facilities like airports and prisons usually have a local monopoly on the services they provide and therefore have historically been incentivized to emphasize technical regulatory compliance at the expense of the visitor experience. Security technology providers have historically focused on serving this regulated market and developed technology that meets the regulatory requirements, but without regard to the visitor experience. This limited functionality has unfortunately led many unregulated facilities to avoid security screening altogether rather than run the risk of creating a prison-like environment for their valued customers and employees. We believe that forcing venues to choose between better security and an enjoyable visitor experience is unacceptable. We believe the solution is to deliver technology that provides both.

Security screening at most venues and facilities has historically been designed around metal detectors that require visitors to enter in single-file lines after submitting their bags and pocket contents to manual inspection. This process is usually supported by multiple security guards who perform manual bag inspections, hand wand scans, and hands-on body ‘pat downs’ to resolve the large numbers of alarms, frequently false positives, generated by the metal detectors.

This complex process has numerous shortcomings such as nuisance alarm fatigue, ambiguous alarms, frequent human error, frustrating delays, invasive contact, high labor costs, transient security staff, and lack of data insights.

The historical emphasis on technical detection performance using outdated standards tested in isolation has drawn attention away from performance of the screening process as a whole system. Legacy screening technologies effectively detect metal, but they also generate numerous false alarms for harmless items. To bring down the false alarm rate, security teams proactively divert metal items away from the metal detectors into manual bag check processes that are vulnerable to human frailty and relatively easy for a determined attacker to defeat. The result is a slow, frustrating process that fails to deliver the security it promises. The root causes are outdated technical standards, old analog technology, and the inability of humans to fully compensate for these deficiencies.

Our touchless security screening technology overcomes the limitations of old security screening technology and processes. We define touchless security screening as a screening process that reliably detects weapons and other threats in a way that allows most people to enter venues and facilities while walking at a normal pace together with their party, without requiring manual bag or body inspections. Touchless security screening provides a range of benefits including reliable precision, automated and targeted, high throughput, non-invasive, reduced visitor anxiety, improved security staff experience, cost effective, reduced physical footprint, continuous improvement, and analytic insights.

Our Market Opportunity

We believe that the current macro trends in firearms ownership, mass shootings, and pandemic awareness suggest that the need for effective security screening processes has never been greater and will continue to grow for the foreseeable future.

In the United States, there are as many as 444 million privately-owned guns in circulation. According to the Gun Violence Archive, in 2021 there were 693 mass shootings in the United States an all-time record in a year when most people were not free to gather.

Based on our experience with customers throughout the pandemic, bolstered by original consumer research we have sponsored, we believe that consumers are and will remain uncomfortable with traditional high-touch security screening processes. We believe that visitors and security staff alike will continue to prefer a fully touchless security screening process in the future.

We believe that many venues and facilities have reluctantly chosen to operate without security screening because of the inherent shortcomings of old screening technology. Due to these macro trends, we believe that venues and facilities that already conduct security screening will feel increasingly compelled to consider alternatives. Further, we believe that venues and facilities that have previously chosen not to implement security screening due to concerns about cost, effectiveness, or visitor experience impact will feel increasingly compelled to introduce security screening for the first time.

We believe our market opportunity has both a security screening opportunity as well as an adjacent market expansion opportunity as follows:

Security Screening Opportunity

We estimate that our current primary market opportunity is for weapon screening at venues and facilities in the following segments:

•	Professional Sports Venues
•	Industrial Warehouses
•	Distribution Facilities
•	Large Workplaces
•	Arts & Entertainment Venues

•	Government Offices
•	Hospitality Facilities
•	Hospitals & Health Care Facilities
•	Houses of Worship
•	Educational Institutions

Using a variety of published industry reports and government data, we estimate that the above facilities together comprise nearly 400,000 sites and nearly a million individual thresholds where our security screening products could potentially be deployed. We estimate that this market represents over $20 billion in potential weapon screening system sales annually.

Most venues and facilities in our target segments do not fall under government regulations that mandate the adoption of security screening systems that conform to specific standards. We estimate that these unregulated facilities represent over 90% of the total worldwide market opportunity for security screening technology and represent the best opportunity for rapid adoption of our innovative weapon screening products.

We believe that our touchless security screening technology is poised to become the clear leader in this developing security screening market opportunity.

Adjacent Market Expansion Opportunities

We believe there are many additional opportunities for us to create new value-added applications that expand our market opportunity beyond security screening. Security screening and many other operational processes in venues and facilities are currently largely manual and analog. Our vision is to digitally transform many of these processes by adding new software applications and digital sensors to our platform. We believe our current products are establishing a foothold for our platform in the threshold area of venues and facilities. Potential future applications that could build on our presence in the threshold area include more advanced visitor and security screening analytics and credential verification for ticketed visitors or overall employee or visitor identification. We also see opportunities for new sensors and applications to help venues identify potential threats at the perimeter and guide visitors in the parking lots and other perimeter approach areas of facilities. As visitors pass the threshold to the interior of the facility, we anticipate opportunities to remove friction from the visitor, maximize retail revenue, and provide insights that may help reduce costs over time. We call this our Digital Threshold Vision. We estimate that the market for these incremental Digital Threshold Vision opportunities increases our total market opportunity to $100 billion annually by 2025.

Our Growth Strategy

The key elements of our growth strategy within our target market include the following:

•        Develop Initial Customer Successes in Specific Target Metropolitan Areas

Decision-makers at our prospective customers are often professionally connected to decision-makers at other prospective customers in different vertical industries within a specific target metropolitan area. We have established a successful pattern of targeting and winning lighthouse customers in specific vertical industries and then leveraging that success to solicit referrals at other venues and facilities across the metropolitan area in other vertical industries. We have developed a playbook for executing this pattern through orchestration of our direct sales resources and channel partners in a manner that we believe will continue to scale as we develop the available market.

•        Develop our Global Strategic OEM Partnership with Motorola Solutions

We have a global strategic OEM partnership with Motorola Solutions, a global leader in mission-critical communications and analytics technology. Motorola Solutions is also an investor in the Company. Motorola Solutions sells Motorola Solutions-branded premium products based on the Evolv Express platform, co-branded as Motorola Solutions Concealed Weapons Detection, through their worldwide network of over 2,000 resellers and integration partners. Additionally, we have created an integration between our platform and Motorola Solutions products. We plan to continue assisting Motorola Solutions in bringing these premium products to market through their channel partners and to assist them in delivering integrated solutions to their customers.

•        Expand and Activate Our Distribution Channels

We have a global distribution network consisting of over thirty value-added resellers covering more than thirty countries around the world. This includes global systems integrators such as Stanley Security and Johnson Controls and smaller regional resellers. Stanley Security is also an investor in the Company. We intend to continue to develop our distribution network by adding further geographic coverage and sales capacity based upon demand. We plan to continue to cultivate field level collaboration between our direct sales team and our resellers to develop the ability of the resellers to find, develop, close, and service customers independently.

•        Concentrate Marketing and Sales Effort in Specific Target Accounts in Specific Vertical Industries

Through our experience to date we have developed a proprietary list of target vertical industries, developed a list of target accounts within those industries, and identified target decision-makers in our target accounts. We believe that our target account list represents the best immediate growth opportunities for our business. Over time we plan to adjust our target account list to reflect current market conditions and the capabilities of our products. We plan to continue to execute advertising, content marketing, lead generation, and sales development activities to our target account list to create qualified sales opportunities.

•        Promote Awareness by Gathering and Leveraging Our Customer Community

Our business model presents significant opportunities to bring incremental value to existing customers over time. We intend to realize this value by seeking referrals from existing customers and partners to other prospective qualified customers, selling additional capacity to existing customers, and selling new add-on products and services to existing customers. We are continuing to develop and expand our customer success function within the global revenue organization to focus on helping customers successfully deploy our products and cultivate referrals, expansion, and upsell opportunities. We are also investing in programs to help our customers connect with each other to share best practices on a regional and vertical industry basis. Our buyers are naturally collaborative on security best practices due to their vested interest in collective deterrence and the likelihood that any security event will have a negative collective impact at the metropolitan, regional, or industry level.

•        Pursue Strategic Acquisitions and Partnerships

We intend to selectively pursue acquisitions and/or equity investments in businesses that represent a strategic fit and are consistent with our overall growth strategy. Such partnerships would allow us to add incremental revenue and cash flows, accelerate market penetration of our products by enabling expansion of our product portfolio, access new markets, and provide a stronger value proposition for our customers while delivering increased customer lifetime value. We believe that because of our core focus on engineering and technology development as well as our expanding distribution network, we will be able to integrate and drive adoption of new technologies and capabilities acquired via strategic acquisitions.

Our Competitive Strengths

We are a disruptive innovator in the security screening industry with a mission to make the technology accessible to all venues and facilities that operate under a credible threat of armed violence. We believe our collective expertise coupled with the following competitive strengths, will allow us to maintain and extend a leadership position in next-generation security screening and expand our market opportunity:

•        Unmatched Detection Effectiveness Based on Artificial Intelligence Software

Based on feedback from our customers, we believe that real-world screening operations based on our products detect more actual weapon threats with fewer nuisance alarms than similar screening operations based on old walk-through metal detectors. Our solutions use digital processing and artificial intelligence to differentiate between real weapon threats and harmless items like phones and keys. The Evolv Cortex AI™ software platform provides the digital brain of our solutions. Unlike analog alternatives, our solutions classify threats based on classification models that improve over time as we process more real-world data. Evolv Cortex AI also makes it possible to integrate new kinds of sensors and data sources and integrate our solutions with other platforms and applications.

•        Large and Growing Data Set

The vast amounts of data collected by our products during each screening process constitute a large and diverse repository of digital machine learning training data for weapons and common non-threat items. This proprietary data set is essential in training our software to accurately classify a broad set of threats and non-threats under a wide variety of real-world conditions. We expect that this data set will continue to grow as our products are deployed in more venues and facilities. As the data set grows, we expect that our detection capabilities will continue to improve. In turn, we expect our customers to benefit from these improvements through regular software updates under our subscription business model. In a world where data is an increasingly decisive competitive advantage, we believe we are well positioned to deliver value to our customers in ways that competitors may be unable to match.

•        Differentiated and Proprietary Technology Platform

We have invested significant resources in developing proprietary and patented technologies across artificial intelligence software, cloud services, and advanced sensors to accelerate the widespread adoption of touchless security screening. These technologies serve as the foundation of our products.

Our key innovations include:

•        Technology to process radio frequency (“RF”) electromagnetic data across multiple frequencies to detect size, composition, and shape of metal objects while in motion.

•        Technology to classify and differentiate the electromagnetic signature of weapons from harmless items such as smartphones and keys.

•        Technology to isolate relevant electromagnetic signals in the presence of external interference and noise generated by environmental factors such as structural metal, wind, and other factors.

•        Technology to process hundreds of thousands of sensor data points for each individual passing through security screening system while walking at a normal pace.

•        Technology to isolate a detected threat carried by an individual among an unstructured, overlapping flow of visitors walking through the system at a normal pace.

•        Technology to isolate the spatial location of detected threats and correlate this spatial data with digital imagery to provide a clear visual indicator to help security guards quickly and intuitively resolve any system alarms.

•        In addition to these core detection-related innovations, we have developed a purpose-built, proprietary housing for our advanced sensor arrays that features an attractive, welcoming, and customizable industrial design and supports a wide variety of indoor and outdoor configurations. We have also created cloud services to capture and present rich analytics and insights, support for remote system monitoring, remote system upgrades as new capabilities become available, and remote system diagnostics, and mobile application access. This technology platform is the basis of our future products and is critical to enhancing our existing offerings. Elements of these technologies and processes are protected by our know-how and by multiple patents or pending patent applications.

•        Extensible Product Platform

We have designed our platform so that it will be possible to add new types of sensors, new detection algorithms, and new cloud services and analytics to support new use cases, new applications, and new product offerings. For example, we were able to rapidly respond to customer requirements during the initial stages of the COVID-19 pandemic by adding TempCheckTM application for elevated skin temperature alerts to our platform as part of the Thermal Imaging Package for Evolv Express.

We have also designed our platform with application programming interfaces (“APIs”) that allow integration and interoperability with complementary third-party security solutions such as biometric authentication, video management software, threat intelligence, messaging, and mass-notification systems. For example, we have used our APIs to integrate Evolv Express alerts to the Motorola Solutions Avigilon Control Center platform as well as to deployed venue access control systems. Other specific integrations to date include the Milestone Video Management System and Titan HST Mass Notification System.

•        High Screening Throughput

Our unique detection methodology results in fewer nuisance alarms and allows visitors to walk through in unstructured flows, without emptying their pockets and without surrendering their bags for manual inspection. The overall result is screening that is up to ten times faster than old screening processes. The result is a visitor experience that is more like walking through a shoplifting prevention system at a department store than an airport security checkpoint.

•        Significant Cost Savings

Because our technology generates so few nuisance alarms and scans visitors so quickly, far fewer security guards and equipment is required. The total cost per visitor scanned is up to 70% lower with our products, allowing venues to reduce overall operational costs and making security screening financially feasible at more venues and events.

•        Digital Access and Analytic Insights

Each of our products record over five hundred thousand points of anonymous digital data for each individual visitor. This flood of data allows us to generate analytics that appear in our Evolv Insights™ application. Evolv Insights™ provides self-serve access, insights regarding visitor flow and arrival curves, location specific performance, system detection performance and alarm statistics, and comparisons across multiple business dimensions.

Using Evolv Insights, organizations use the powerful dashboards and metrics provided to inform their security decisions, operationalize the way their security and venue operations teams make staffing and traffic flow decisions to avoid overcrowding, rebalance security and operational resources, and improve the overall experience for their guests.

Smart venue security in the latest release of Evolv Insights includes:

• On-demand: Mobile access to key metrics and remote scanner management help security and operations leaders make better, data-driven decisions about their security posture from any location, for more responsive venue management.

• Data-driven: Analytics that allow for interrogation of threat types and alarm rates, informed decisions around sensitivity settings, and better understanding of event characteristics, improving security posture, staffing and training, and venue resource planning.

• Connected: Remote management capabilities allow administrators to access Evolv Express systems for remote configuration and monitoring, including important notifications and system changes.

Evolv Insights™ Analytics Application

Our customers tell us that the analytics we provide are valuable because they have not previously been available at all or were too costly and time consuming to acquire through manual methods. As we add new kinds of sensors to our platform and integrate new external sensors and data sources with our data, we believe we will be able to deliver increasingly pivotal insights that will help make facilities even safer, more enjoyable for visitors, and more profitable for their owners and operators.

•        Key Strategic Global Partners

We have signed global strategic partnership agreements with Motorola Solutions, Stanley Security, and Johnson Controls. Each of these strategic partners has a globally recognized brand, a large global distribution network, global systems integration and support capabilities, and global customer networks full of potential prospects for our touchless security screening solutions. Both Motorola Solutions and Stanley Security are investors in the Company. We believe that these strategic partners will provide us with significant leverage and global reach that will allow us to rapidly scale our business and guide customers to success.

•        Global Distribution Capabilities

We have developed a global distribution network consisting of over thirty value-added resellers covering over thirty countries around the world. Our resellers, who have extensive experience in physical security technologies and processes, provide marketing, sales, systems integration, and local support services for customers across an array of vertical markets and regions. They also bring an existing base of customers into which we can drive awareness of and ultimately sell our touchless security screening products. Whenever possible we seek to form relationships with the leading resellers in each region in order to secure access to the most valuable existing customer relationships and the best talent pool available in each region.

•        Visionary and Experienced Management Team

Our management team and board of directors blend a range of skills and backgrounds from technology, cybersecurity, materials science, artificial intelligence, military, law enforcement and real estate. Our advisors are renowned industry leaders with experience at the United States Secret Service, the Federal Bureau of Investigation (“FBI”), the U.S. military, the TSA, the United States Department of Homeland Security, the United States Intelligence Community and United States Congress. Our engineering team is led by accomplished and visionary technologists and scientists who have many years of experience in relevant fields. Our commercialization efforts are managed by individuals with prior successes in building and scaling both direct and indirect, channel-driven sales organizations.

•        Self-Reinforcing Adoption Cycle

We believe that as we acquire more customers and deploy more of our products, we gather more digital data that helps us improve the detection accuracy and performance of our systems and provide deeper analytic insights to our customers. As the accuracy and analytic insight of our systems increases, we believe more prospective customers will be attracted to our products and more engaged prospects will choose to purchase our products. We anticipate that this cycle will continue to operate in the future, creating ongoing competitive advantages for us and for our reseller partners.

Our Products

Since our founding in 2013, we have developed an extensive portfolio of proprietary technologies that form the foundation of our integrated security screening products, which are comprised of artificial intelligence software, cloud services, and advanced sensors.

Evolv Express

Our flagship product is Evolv Express, a touchless security screening system designed to quickly detect firearms, improvised explosive devices, and tactical knives in unstructured people flows. Evolv Express currently supports a maximum screening throughput of 3,600 people per hour. Evolv Express became commercially available in October 2019.

Evolv Edge

Evolv Edge is the legacy predecessor to our Evolv Express product. Evolv Edge supports structured, single-file people flows. It provides maximum screening throughput of approximately 800 people per hour. The primary distinguishing feature of Edge is that it is designed to detect non-metallic explosive devices in addition to complete improvised explosive devices, firearms, and tactical knives. Evolv Edge became commercially available in 2017. While Evolv Edge® is an important part of our legacy, we do not expect it to be a significant portion of our growth plan. As of December 31, 2021, we had write-offs of Evolv Edge® units and retired and removed units from service, and there will be no future sales of Evolv Edge® units. We are currently transitioning all domestic customers from Legacy Evolv Edge units to the most current Evolv Express units.

Licensing Model

We primarily sell our solutions under a subscription agreement that bundles our artificial intelligence software, cloud services, and advanced sensor equipment. We refer to this subscription as “security-as-a-service”, or “SaaS”. The security-as-a-service subscription agreement provides customers access to our solution for a defined time, usually with a multi-year term, annual pre-payment installments, and no right of cancellation. In some situations, we also sell our products under a purchase-subscription agreement by which the customer agrees to pay a one-time upfront fee for the equipment and a mandatory annual subscription fee for access to our software and cloud services. We also directly offer short term rental agreements for our solutions and allow certain reseller partners to offer rental terms to customers under certain conditions.

Our Customers

Our customers include many iconic venues across a wide variety of industries including major sports leagues, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, school districts, and houses of worship.

Our customer contracts typically range in size from $0.1 million and $0.5 million. The majority of our customer agreements include non-cancelable multi-year commitments as of December 31, 2021. No single customer accounted for more than 10% of our total revenue for the year ended December 31, 2021 and one customer accounted for more than 10% of our total revenue for the year ended December 31, 2020.

Research and Development

We believe that the touchless security screening market is poised for rapid technological advancements across software, cloud services, and sensors. We invest significant resources into ongoing research and development programs because we believe our ability to maintain and extend our market position depends, in part, on breakthrough technologies that offer a unique value proposition for our customers and differentiation versus our competitors. Our research and development team, which is responsible for both the development of new products and improvements to our existing product portfolio, consists of talented and dedicated engineers, technicians, scientists, and professionals with experience from a wide variety of the world’s leading physical security, cybersecurity, and software technology organizations. Our primary areas of focus in research and development include, but are not limited to:

●	Enhanced system usability, operator ergonomics, form factor options, and mobility to drive further efficiencies and opportunities in a variety of operating environments;
●	Continued improvement of the detection algorithm performance including assessing the ability to detect new threats;
●	Additional system sensors and fusion with a variety of other data inputs to expand venue insights, analytics applications and operational performance;
●	New applications that digitally transform operations in and adjacent to the arrival experience at venues and facilities; and
●	Integrations into venue security infrastructure and operating systems.

Sales and Marketing

We sell our security screening products through both our own direct sales force and through a global distribution network consisting of over thirty resellers covering over thirty countries around the world. Our resellers sell our products to our customers, for whom they also perform installation, systems integration, and local support and maintenance services, with backup services provided by our internal support teams. Many resellers offer third-party physical security products including cameras, access control systems, and video monitoring systems in their respective territories and regions, which provides an opportunity to cross-sell our touchless security screening products to a broad, existing customer base that has purchased these other products. To augment the reach of our distribution network, we also intend to grow our direct sales efforts focused primarily on serving major accounts and expanding our footprint.

Our marketing strategies are focused on supporting sales growth by (1) driving awareness; (2) developing comprehensive sales and marketing content, tools, and campaigns for each stage of the sales process; and (3) scaling those campaigns via our global distribution network. We drive awareness for the Company, our security screening products, and our customers’ successes through public relations and communications efforts that span mainstream, business, social media and trade press across the security sector generally and in key verticals such as tourist sites, performing arts and entertainment, theme parks, industrial workplaces, municipal government, and professional sports. Our internal marketing team develops content in multiple formats and delivery methods to facilitate marketing campaigns and sales enablement.

Manufacturing and Suppliers

Our physical products are manufactured via a third-party contract manufacturer based in the United States with international quality certifications, such as ISO9001:2015. We design the products and processes and internally manufacture the initial engineering prototypes. Our internal manufacturing and supply chain teams work collaboratively with both our internal engineering department and our local third-party contract manufacturer to scale up the prototypes for commercialization through a phase gate product launch process. There have been significant efforts made in 2021 with our third-party contract manufacturer to scale up our production. Our third-party contract manufacturer also provides a variety of services including sourcing off-the-shelf components, manufacturing custom components/assemblies, final product assembly and integration, end of line testing and quality assurance per our specifications, material and finished goods inventory, and direct global shipping to our customers.

We initially manage the supply chain for key components and materials, and then, in some cases, set up supply agreements in conjunction with our contract manufacturer to enable stable supply and redundancy where applicable. Component purchasing is managed by our contract manufacturer’s sourcing team under a vendor list approved by us to leverage the buying power of their global scale. All of our products are built to our specification, work instructions and testing protocols. Inventory levels are managed with our manufacturing partners to ensure an adequate supply is on hand to meet business forecasts.

Intellectual Property

Our ability to drive innovation in the security screening market depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees and through non-disclosure agreements with our vendors and business partners. However, our contractual provisions may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technology.

Unpatented research, development, know-how and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property. We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property or proprietary rights may be challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated. Further, the laws of certain countries may not protect intellectual property or proprietary rights to the same extent as the laws of the U.S., and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property and proprietary technology.

As of December 31, 2021, we own or co-own six issued United States patents, eight issued foreign patents and have sixteen pending or allowed patent applications. In addition, we have two issued United States trademarks, four pending United States trademark applications, fourteen foreign trademarks and thirty-three pending foreign trademark application. Our patents and patent applications are directed to, among other things, security screening, threat detection and discrimination, imaging systems and related technologies. In addition to patents owned or co-owned by us, we have in-licensed ninety-five patents, including but not limited to metamaterials, RF imaging, compressive sensing, and signal processing, for security related applications.

While most of the intellectual property we use is developed and owned by us, we also use a combination of proprietary, open-source and third-party licensed software in connection with our services. Although we believe these licenses are sufficient for the operation of our business, these licenses typically limit our use of the third parties’ intellectual property to specific uses and for specific time periods.

From time to time, we have faced, and we expect to face in the future, allegations by third parties, including our competitors, that we have infringed their trademarks, copyrights, patents and other intellectual property rights or challenging the validity or enforceability of our intellectual property rights. We are not presently a party to any such legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.

Human Capital

Our employees are critical to our success. As of December 31, 2021, we employed approximately 173 people, of which 102 full-time employees are based in the greater Boston, Massachusetts area. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and go-to-market related functions. We consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Diversity and Inclusion. We value the diversity of our employees and are committed to providing an engaging and inclusive atmosphere for all employees that promotes productivity and encourages creativity and innovation. We strive to maintain a highly-skilled and diverse workforce where employees are hired, retained, compensated and promoted based on their performance and contribution to the Company.

Employee Development and Retention. The attraction, development and retention of our employees is a key focus for our Company. We offer training programs to enhance the knowledge, skills and advancement opportunities for our employees. We focus on maintaining a solid pipeline of talent throughout our organization and continually developing the capabilities and skills needed for the future of our business.

Work Environment. We believe that maintaining a work environment that recognizes effort and teamwork, values mutual respect and open communication, and demonstrates care and concern for our employees is essential to an engaged and productive workforce. In furtherance of this objective, we provide regular Code of Business Conduct training for our employees to identify and prevent misconduct and report situations that violate our policies and/or negatively impact our work environment. We investigate and take prompt action to correct conduct that is inconsistent with our Code of Business Conduct and other policies.

Health and Safety. Compliance with environmental, health and safety (“EH&S”) laws and regulations underlies the basis of the EH&S programs we have in place. During 2020, we implemented safety protocols and new procedures to protect our employees and contractors in response to the novel strain of coronavirus ("COVID-19") pandemic. These protocols included complying with social distancing and other health and safety standards as required by federal, state, and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. During 2021, we updated our safety protocols and new procedures to protect our employees and contractors in response to COVID-19 pandemic by mandating and requiring all employees and contractors to be fully vaccinated if they chose to work in the Company’s headquarters. For a detailed discussion of the impact of the COVID-19 pandemic, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations COVID-19".

Government Regulations

We are subject to various laws, regulations, and permitting requirements of federal, state, and local authorities, related to health and safety, anti-corruption and export controls. We believe that we are in material compliance with all such laws, regulations, and permitting requirements.

Anti-Corruption Export and Trade Matters

We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”) and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, unless authorized by OFAC or otherwise exempt from the regulations. In recent years, the United States government has a renewed focus on export control matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

See Part I, Item 1A, “Risk Factors — Failure to comply with applicable anti-corruption legislation and other governmental laws and regulations could result in fines, criminal penalties and materially adversely affect our business, financial condition and results of operations” for additional information about the environmental, health and safety laws, and regulations that apply to our business.

Competition

We have experienced, and expect to continue to experience, competition from a number of companies, including other vendors of security screening systems. A variety of security screening technologies compete with our proprietary technologies, including, but not limited to walk-through metal detectors, handheld metal detector wands, and passive or active weapon screening systems based on magnetic field sensing, millimeter wave or terahertz imaging technology.

We believe that we provide the only proven touchless security screening products addressing customer requirements around throughput, visitor experience, and cost effectiveness. We are well-positioned to compete in our industry based on these core competencies and on the following competitive strengths:

•        Proven threat detection performance with low nuisance alarm rate

•        High throughput and superior visitor experience

•        Lower operating costs associated with the deployment of our solutions

•        Expandable digital platform able to provide analytics and insight to support customer operations, along with the ability to add additional capability over time

•        We have established commercial momentum as a provider of touchless security screening whereas a number of other vendors that claim capabilities in this area have struggled to do so

In addition, our deep technology portfolio and wealth of experience working with customers enables us to compete across a wide range of vertical markets.

Corporate Background

On July 16, 2021, we consummated the business combination (the “Merger”) contemplated by the Agreement and Plan of Merger, as amended on March 5, 2021 (the “Merger Agreement”), with NHIC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of NHIC, which is our legal predecessor, and Evolv Technologies, Inc. dba Evolv Technology, Inc. (“Legacy Evolv”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Evolv, with Legacy Evolv surviving the merger as a wholly owned subsidiary of the Company. Upon the closing of the Merger, we changed our name to Evolv Technologies Holdings, Inc.

Additional Information

Our Internet address is https://evolvtechnology.com. At our Investor Relations website https://ir.evolvtechnology.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We have a history of losses. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer and the trading price of our stock may decline.

We have incurred net losses of $10.9 million and $27.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had accumulated deficit of $104.7 million.

We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•        research and development related to our products, including investments in expanding our research and development team;

•        sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;

•        continued expansion of our business into adjacent vertical and geographic markets; and

•        general administration expenses, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not be able to achieve or maintain profitability in the future.

Our operating results may fluctuate for a variety of reasons, including our failure to close significant customer sales.

A meaningful portion of our revenue is generated by product sales to new customers and sales of additional products to existing customers. The timing of certain large opportunities can impact the Company’s results from quarter to quarter. In addition, the sales cycle can last several months from initial engagement to contract negotiation, to delivery of our solution to our customers, and this sales cycle can be even longer, less predictable and more resource-intensive for larger sales. Customers may also require additional internal approvals or seek to test our products for a longer trial period before deciding to purchase our solutions. As a result, the timing of individual sales can be difficult to predict. In some cases, sales have occurred in a quarter subsequent to when anticipated, or have not occurred at all, which can significantly impact our quarterly financial results and make it more difficult to meet market expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition.”

In addition to the sales cycle-related fluctuations noted above, our financial results, including our billings and deferred revenue, will continue to vary as a result of numerous factors, many of which are outside of our control and may be difficult to predict, including:

•       our ability to attract and retain new customers;

•       our ability to sell additional products to existing customers;

•       unforeseen changes in our supply chain or third-party manufacturing partners;

•	our ability to expand into adjacent and complementary markets;
•	changes in customer or reseller partner requirements or market needs;
•	changes in the growth rate of the next-generation touchless security screening market;
•	the timing and success of new product introductions by us or our competitors, or any other change in the competitive landscape of the next-generation touchless security screening market, including consolidation among our customers or competitors;
•	a disruption in, or termination of, any of our relationships with reseller partners;
•	our ability to successfully expand our business globally;
•	reductions in customer retention rates;
•	changes in our pricing policies or those of our competitors;
•	general economic conditions in our markets;
•	future accounting pronouncements or changes in our accounting policies or practices;
•	the amount and timing of our operating costs, including cost of goods sold;

•	the impact of the COVID-19 pandemic on our existing and new customers, partners and employees; and
•	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. These fluctuations could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties, both foreign and domestic. Generally, our third-party contract manufacturer contracts directly with component suppliers, and we rely on our contract manufacturer to manage their supply chains. If our contract manufacturer experiences any supply chain disruptions or our relationship with our contract manufacturer terminates, we could experience delays, which could negatively impact our business, customer relationships, and margins. We also source some materials and components directly from suppliers. While most components and materials for our products are available from multiple suppliers, certain of those items are only available from limited or sole sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and may not be successful in doing so on terms acceptable to it, or at all. As a result, the loss of a limited or sole source supplier could adversely affect our manufacturing capacity, and relationships with our customers, as well as our results of operations and financial condition.

We depend on a third-party contract manufacturer for the production of our touchless security screening systems. While there are several potential manufacturers for most of these products, all our products are currently manufactured, assembled, tested and, packaged by this third-party manufacturer located in Massachusetts. In most cases, we rely on this manufacturer to procure components and, in some cases, provide manufacturing engineering work. Although we are seeking to expand and diversify our contract manufacturer relationships, our current reliance on one contract manufacturing involves several risks, including:

•	unexpected increases in manufacturing and repair costs;
•	inability to control the quality and reliability of finished products;
•	inability to control delivery schedules;
•	potential liability for expenses incurred by the third-party contract manufacturer in reliance on our forecasts that later prove to be inaccurate;
•	potential lack of adequate capacity to manufacture all of part of the products we require;
•	the occurrence of unforeseen force majeure events; and
•	potential labor unrest or unavailability affecting the ability of the third-party manufacturers to produce our products.

If our third-party contract manufacturer experiences a delay, disruption or quality control problems in its operations, including due to the COVID-19 pandemic, or if the third-party contract manufacturer does not renew or terminates our agreement with us, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations and financial condition could be materially adversely affected.

As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional and significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our third-party contract manufacturers to be responsible for penalties assessed on us because of excessive failures of the products or warranty claims, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes it to take on additional risk for potential failures of our products.

In addition, because we currently use a single third-party contract manufacturer, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find a contract manufacturer who can supply us at a lower price. As a result, the loss of a limited or sole source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.

Our third-party contract manufacturer’s facilities, and our suppliers’ and our customers’ facilities, are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.

A major earthquake, fire, tsunami, hurricane, cyclone, or other disaster, such as a major flood, seasonal storms, nuclear event, or terrorist attack affecting our facilities or the areas in which we are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If our third-party contract manufacturer’s, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment, and installation of our products could be delayed, which can impact the period in which it recognizes the revenue related to that product sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we can respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war, including the developing conflict between Russia and Ukraine, or the outbreak of epidemic diseases (including the on-going COVID-19 pandemic) could have a negative effect on our operations and sales.

We recognize a substantial portion of our revenue ratably over the term of our agreements with customers and, as a result, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize a substantial portion of our revenue ratably over the terms of our agreements with customers, which generally occurs over a four-year period. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our model also makes it difficult to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.

We also intend to increase our investment in research and development, sales and marketing and general and administrative functions and other areas to grow our business. These costs are generally expensed as incurred (with the exception of sales commissions), as compared to our revenue, a substantial portion of which is recognized ratably in future periods. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than it expects, which could adversely affect our operating results.

The AI-based weapons detection for security screening market is new and evolving and may not grow as expected or may develop more slowly or differently than we expect. If the market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

We believe our future success will depend in large part on the growth, if any, in the market for AI-based weapons detection for security screening solutions. This market is new and evolving, and as such, it is difficult to predict important market trends, including our potential growth, if any. To date, enterprise and corporate security budgets have allocated a majority of dollars to conventional security solutions, such as walk-through metal detectors. Organizations that use these security products may be satisfied with them or slow to adapt to technical advances and, as a result, these organizations may not adopt our solutions in addition to, or in lieu of, security products they currently use.

Further, sophisticated attackers are skilled at adapting to new technologies and developing new methods of breaching organizations’ security systems, and changes in the nature of security threats could result in a shift in budgets away from products such as ours. In addition, while recent high visibility attacks at publicly and privately-owned venues and schools have increased market awareness of mass shootings, terrorist or other attacks, if such attacks were to decline, or enterprises or governments perceived that the general level of attacks has declined, our ability to attract new customers and expand our sales to existing customers could be materially and adversely affected. If products such as ours are not viewed by organizations as necessary, or if customers do not recognize the benefit of our products as a critical element of an effective security strategy, our revenue may not grow as quickly as expected, or may decline, and the trading price of our stock could suffer.

In addition, it is difficult to predict customer adoption and retention rates, customer demand for our products, the size and growth rate of the market for AI-based weapons detection for security screening, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our products and those of our competitors. If these products do not achieve widespread adoption or there is a reduction in demand for products in our market caused by a lack of customer acceptance, technological challenges, competing technologies or products, decreases in corporate spending, weakening economic conditions or otherwise, it could result in reduced customer orders, early terminations, reduced customer retention rates or decreased revenue, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties it may encounter in this new and evolving market.

If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.

Our success depends on our ability to acquire new customers in new and existing vertical markets, and in new and existing geographic markets. If we are unable to attract a sufficient number of new customers, we may be unable to generate revenue growth at desired rates. The security solutions market is competitive and many of our competitors have substantial financial, personnel and other resources that they utilize to develop solutions and attract customers. As a result, it may be difficult for us to add new customers to our customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives. Additional factors that impact our ability to acquire new customers include the perceived need for AI-based weapons detection for security solutions, the size of our prospective customers’ security budgets, the utility and efficacy of our existing and new products, whether proven or perceived, and general economic conditions. These factors may have a meaningful negative impact on future revenues and operating results.

Our growth strategy depends upon a significant market for our products outside the United States, where the ownership of privately owned firearms is significantly less prevalent. If we are unable to acquire new customers outside the United States, our future revenues and operating results will be harmed.

Our success in part depends on our ability to acquire new customers outside the United States. The United States has significantly more privately owned firearms than any other country. If customers in other countries do not perceive the threat of firearms and weapons to be significant enough to justify the purchase of our products, we will be unable to establish a meaningful business outside the United States. If we are unable to attract a sufficient number of new customers outside the United States, we may be unable to generate revenue growth at desired rates.

If we are unable to sell additional products to our customers and maintain and grow our customer retention rates, our future revenue and operating results will be harmed.

Our future success depends, in part, on our ability to expand the deployment of our products with existing customers by selling them additional products. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products depends on a number of factors, including the perceived need for additional touchless security screening solutions as well as general economic conditions. If our efforts to sell additional products to our customers are not successful, our business may suffer.

If our products fail or are perceived to fail to detect threats such as a firearm or other potential weapon or explosive device, or if our products contain undetected errors or defects, these failures or errors could result in injury or loss of life, which could harm our brand and reputation and have an adverse effect on our business and results of operations.

If our products fail or are perceived to fail to detect and prevent attacks or if our products fail to identify and respond to new and increasingly complex and unpredictable methods of attacks, our business and reputation may suffer. There is no guarantee that our products will detect and prevent all attacks, especially in light of the rapidly changing security landscape to which it must respond, as well as unique factors that may be present in our customers’ operating environments. Additionally, our products may falsely detect items that do not actually represent threats. These false positives may impair the perceived reliability of our products, and may therefore adversely impact market acceptance of our products, and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.

Our products, which are complex, may also contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. We expect that these errors or defects will be found from time to time in the future in new or enhanced products after commercial release. Defects may result in increased vulnerability to attacks, cause our products to fail to detect security threats, or temporarily interrupt our products’ ability to screen visitors in a customer’s location. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ business and could harm our reputation. If our products fail to detect security threats for any reason, it may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or cause other significant customer relations problems to arise.

We may also be subject to liability claims for damages related to errors or defects in our products. For example, if our products fail to detect weapons or explosive devices that are subsequently used by terrorists, criminals or unbalanced individuals to cause casualties at a high profile, public venue, our reputation could be significantly harmed. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Although we have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert or distract management’s time and other resources, and harm our business and reputation.

If we do not successfully anticipate market needs and enhance our existing products or develop new products that meet those needs on a timely basis, we may not be able to compete effectively and our ability to generate revenues will suffer.

Our customers face evolving security risks that require them to adapt to increasingly complex infrastructures that incorporate a variety of security solutions. We face significant challenges in ensuring that our products effectively identify and respond to these security risks without disrupting the performance of our customers’ infrastructures. As a result, we must continually modify and improve our products in response to changes in our customers’ infrastructures.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop product enhancements or new products to meet such needs or opportunities in a timely manner, if at all. Even if we are able to anticipate, develop and commercially introduce enhancements and new products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

New products, as well as enhancements to our existing products, could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing new products, or product enhancements;
•	failure to accurately predict market demand and to supply products that meet this demand in a timely fashion;
•	inability to protect against new types of attacks or techniques used by terrorists or other threat sources;
•	defects in our products, errors or failures of our products;
•	negative publicity or perceptions about the performance or effectiveness of our products;
•	introduction or anticipated introduction of competing products by our competitors;
•	installation, configuration or usage errors by our customers; and
•	easing or changing of regulatory requirements at the federal, state, and/or local levels related to security or other aspects of our business.

If we fail to anticipate market requirements or fail to develop and introduce product enhancements or new products to meet those needs in a timely manner, it could cause us to lose existing customers and prevent us from gaining new customers, which would significantly harm our business, financial condition and results of operations.

While we continue to invest significant resources in research and development to enable our products to continue to address the security risks that our customers face, the introduction of products embodying new technologies could also render our existing products or services obsolete or less attractive to customers. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenues through the sale of our subscription contracts. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.

Our business model is dependent, in part, on our ability to maintain and increase subscriptions for our proprietary products as they generate recurring revenues. Existing and future customers of our products may not purchase our subscriptions for our proprietary products at the same rate at which customers currently purchase those subscriptions. If our current and future customers purchase a lower volume of our subscriptions for our proprietary products, our recurring revenue stream relative to our total revenues would be reduced and our operating results would be adversely affected.

We rely on reseller partners to generate a growing portion of our revenue, both in the United States and in emerging international markets. If we fail to maintain successful relationships with our reseller partners, or if our partners fail to perform, our ability to market, sell and distribute our products will be limited, and our business, financial position and results of operations will be harmed.

In addition to our direct sales force, we rely on our reseller partners to sell our products. We expect to continue to focus on generating sales to new and existing customers through our reseller partners as a part of our growth strategy.

We provide our reseller partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. In addition, our reseller partners may be unsuccessful in marketing, selling and supporting our products. If we are unable to develop and maintain effective sales incentive programs for our third-party reseller partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to high profile public and private venues and institutions. Our agreements with our reseller partners are generally non-exclusive and these partners may also market, sell and support products that are competitive with us and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of ours or may cease selling our products altogether. Our reseller partners may cease or de-emphasize the marketing of our products with limited or no notice and with little or no penalty. Our agreements with our reseller partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. It cannot be certain that we will retain these reseller partners or that we will be able to secure additional or replacement reseller partners. The loss of one or more of our significant reseller partners or a decline in the number or size of orders from them could harm our operating results. In addition, any new reseller partner requires extensive training and may take several months or more to achieve productivity. Our reseller partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our reseller partners misrepresent the functionality of our products, subscriptions or services to customers or violate laws or our corporate policies.

If we fail to effectively manage our existing resellers, or if our reseller partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality reseller partners in each of the regions in which it sells products and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant reseller partner may also adversely impact our sales and operating results.

A portion of our revenue is generated by sales to government entities and such sales are subject to a number of challenges and risks.

Approximately 1% and 7% of our revenue was generated by sales to government entities during the years ended December 31, 2021 and December 31, 2020, respectively. Selling to government entities can be highly competitive, expensive, and time-consuming, and often requires significant upfront time and expense without any assurance that it will win a sale. Government demand and payment for our solutions may also be impacted by changes in fiscal or contracting policies, changes in government programs or applicable requirements, the adoption of new laws or regulations or changes to existing laws or regulations, public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Accordingly, increasing sales of our products to government entities may be more challenging than selling to commercial organizations, especially given extensive certification, clearance and security requirements. Government agencies may have statutory, contractual or other legal rights to terminate contracts with us or reseller partners. Further, in the course of providing our solutions to government entities, our employees and those of our reseller partners may be exposed to sensitive government information. Any failure by us or our reseller partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit may cause the government to shift away from our solutions and may result in a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results or operations.

Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our operating results.

Our revenue depends significantly on general economic conditions and the level of concern regarding physical security and the public’s willingness to attend live events or otherwise gather in numbers. Economic weakness, customer financial difficulties and constrained spending on security measures may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts of our costs and expenses. In addition, concerns regarding continued budgetary challenges in the United States and Europe, geopolitical turmoil (including the developing conflict between Russia and Ukraine) and terrorism in many parts of the world, and the effects of climate change have and may continue to put pressure on global economic conditions and physical security concerns. If we do not succeed in convincing customers that our products should be an integral part of their overall approach to security and that a fixed portion of their annual security budgets should be allocated to our products, general reductions in security spending by our customers are likely to have a disproportionate impact on our business, results of operations and financial condition. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, or EU, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products.

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties and reductions in spending on security systems could have a material adverse effect on demand for our products, and consequently on our business, financial condition and results of operations.

Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of our products and infrastructure.

Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of, and the ability of our existing customers and new customers to access and use, our solutions, including real-time analytics and intelligence. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, equipment failure, human or software errors, capacity constraints, and fraud or cybersecurity attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure, cloud infrastructure and website.

Problems with the reliability or security of our systems could harm our reputation. Damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition and operating results. Additionally, our third-party hosting suppliers have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time. If we are unable to maintain, renew, or expand our agreements with these providers on commercially reasonable terms, we may experience costs or downtime as we transition our operations.

Any disruptions or other performance problems with our products could harm our reputation and business and may damage our customers’ businesses. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers not to renew their subscription purchases of our products.

If we are not able to maintain and enhance our brand or reputation as an industry leader, our business and operating results may be adversely affected.

We believe that maintaining and enhancing our reputation as the leader in next-generation AI-based weapons detection for security screening is critical to our relationship with our existing end-user customers and reseller partners and our ability to attract new customers and reseller partners. The successful promotion of our brand will depend on multiple factors, including our marketing efforts, our ability to continue to deliver a superior customer experience and develop high-quality features for our products and our ability to successfully differentiate our products from those of our competitors. Our brand promotion activities may not be successful or yield increased revenue. Additionally, the performance of our reseller partners may affect our brand and reputation if customers do not have a positive experience with our products as implemented by our reseller partners or with the implementation generally. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and vertical markets and as more sales are generated through our reseller partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and reputation, our business and operating results may be adversely affected.

If our customers are unable to implement our products successfully, or if we fail to effectively assist our customers in installing our products and provide effective ongoing support and training, customer perceptions of our products may be impaired or our reputation and brand may suffer.

Our products are deployed in a wide variety of indoor and outdoor environments, including large venues with multiple entry points. Some of our customers have experienced difficulties implementing our products in the past and may experience implementation difficulties in the future. If our customers are unable to implement our products successfully, customer perceptions of our products may be impaired or our reputation and brand may suffer.

Any failure by our customers to appropriately implement our products or any failure of our products to effectively integrate and operate within our customers’ operating environments could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation and harm our financial results.

Successful deployment and operation of our products depend on the knowledge and skill of the customer security personnel or implementation contractors charged with setting up, configuring, monitoring, and troubleshooting the equipment in their own environment. Many of our customers experience relatively high turnover in their security personnel, creating opportunities for knowledge and skill gaps that can result, and have resulted, in configuration or operational errors that allow prohibited threats into customer facilities. In these situations, customers can perceive, and have perceived, that our products have failed to perform as designed until and unless we have been able to demonstrate otherwise. There can be no assurance that we or our implementation partners will successfully isolate and identify failures due to customer error in the future, and this could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation and harm our financial results.

Our customers depend in large part on customer support delivered by us to resolve issues relating to the use of our products. However, even with our support, our customers are ultimately responsible for effectively using our products and ensuring that their staff is properly trained in the use of our products. The failure of our customers to correctly use our products, or our failure to effectively assist customers in installing our products and provide effective ongoing support and training, may result in an increase in the vulnerability of our customers’ facilities and visitors to security threats. We are also in the process of expanding our customer success and support organizations. It can take significant time and resources to recruit, hire and train qualified technical support and service employees. We may not be able to keep up with demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training and retaining adequate support resources, our ability to provide adequate and timely support to our customers may be negatively impacted, and our customers’ satisfaction with our products may be adversely affected. Additionally, in unusual circumstances, if it were to need to rely on our sales engineers to provide post-sales support while we are growing our service organization, our sales productivity may be negatively impacted.

Accordingly, any failure by us to provide satisfactory maintenance and technical support services could have a material and adverse effect on our business and results of operations.

We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage and retain qualified personnel, especially those in sales and marketing and research and development.

Our future performance depends on the continued services and contributions of our senior management, particularly Peter George, our President and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key man insurance for any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. George, or other key employees for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition and results of operations.

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel, especially those in sales and marketing and research and development. We face escalating compensation demands from new and prospective employees, as well as intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain additional qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products, or market our existing products at the same levels as our competitors and it may, therefore, lose customers and market share. our failure to attract and retain personnel, especially those in sales and marketing, research and development and engineering positions, could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like, or at all.

If we do not effectively expand, train and retain qualified sales and marketing personnel, we may be unable to acquire new customers or sell additional products to successfully pursue our growth strategy.

We depend significantly on our sales force to attract new customers and expand sales to existing customers. As a result, our ability to grow our revenue depends in part on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth, particularly in the United States, Europe, and, to a more limited extent, in Asia Pacific. The number of our sales and marketing personnel increased from 19 as of December 31, 2020 to 91 as of December 31, 2021. We expect to continue to expand our sales and marketing personnel significantly and face a number of challenges in achieving our hiring and integration goals. There is intense competition for individuals with sales training and experience. In addition, the training and integration of a large number of sales and marketing personnel in a short time requires the allocation of significant internal resources. We invest significant time and resources in training new sales force personnel to understand our products, platform and our growth strategy. Based on our past experience, it takes approximately six to 12 months before a new sales force member operates at target performance levels, depending on their role. However, we may be unable to achieve or maintain our target performance levels with large numbers of new sales personnel as quickly as we have done in the past. Our failure to hire a sufficient number of qualified sales force members and train them to operate at target performance levels may materially and adversely impact our projected growth rate.

If we cannot maintain our company culture as it grows, we could lose the innovation, teamwork, passion and focus on execution that we believe contributes to our success and our business may be harmed.

We believe that a critical component to our success has been our mission-driven company culture based on our shared commitment to make the world a safer place to live, work, learn, and play, which we believe fosters innovation, teamwork, passion for customers and focus on execution, and facilitates critical knowledge transfer, knowledge sharing and professional growth. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.

We incorporate technology and components from third parties into our products, and our inability to obtain or maintain rights to the technology could harm our business.

We incorporate technology and components from third parties into our products. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which it may sell our products. We may not be able to rely on indemnification obligations of third parties if some of our agreements with our suppliers and licensors may be terminated for convenience by them. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements on commercially reasonable terms, our ability to develop and sell products, subscriptions and services containing such technology could be severely limited, and our business could be harmed. Disputes with suppliers and licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition and results of operation. Additionally, if we are unable to obtain necessary technology and components from third parties, including certain sole suppliers, we may be forced to acquire or develop alternative technology or components, which may require significant time, cost and effort and may be of lower quality or performance standards. This would limit or delay our ability to offer new or competitive products and increase our costs of production. If alternative technology or components cannot be obtained or developed, we may not be able to offer certain functionality as part of our products, subscriptions and services. As a result, our margins, market share and results of operations could be significantly harmed.

Our use of “open source” software could subject our proprietary software to general release, negatively affect our ability to offer our products and subject us to possible litigation.

We have used “open source” software in connection with the development and deployment of our software products, and we expect to continue to use open source software in the future. Open source software is licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available all or part of the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license.

Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products that we are unaware of or that they will not do so in the future.

Furthermore, there are an increasing number of open source software license types, almost none of which have been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement claims or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, if at all, to re-engineer all or a portion of our products, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code. Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open source software is generally provided without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our products depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our products. Any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations.

We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or otherwise harm our operating results.

We may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of any future acquisitions or anticipated benefits may not transpire. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, products, services and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition;
•	incurrence of acquisition-related costs, which would be recognized as a current period expense;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	inability to maintain relationships with customers and partners of the acquired business;
•	difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
•	delays in customer purchases due to uncertainty related to any acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business and diversion of management and employee resources;
•	inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
•	use of substantial portions of our available cash and equity or the incurrence of debt to consummate the acquisition.

Acquisitions also increase the risk of unforeseen legal liability, including for potential shareholder suits or potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process or new regulatory restrictions at the federal, state, or local levels. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations and financial condition.

In addition, a significant portion of the purchase price of companies it acquires may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.

Our intellectual property rights are valuable and any inability to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. We maintain a program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited.

We own or co-own six issued U.S. patents, eight issued foreign patents and has sixteen pending or allowed patent applications relating to our products. It cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the Evolv Express and Evolv Edge names and logos in the United States and certain other countries. We also have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot be certain that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot be certain that such third parties will maintain such software or continue to make it available. If we are unable to maintain sufficient intellectual property protection for our proprietary technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technologies similar or identical to ours, and our ability to successfully commercialize our technologies may be impaired.

While we take steps to protect our intellectual property, the steps we take may be inadequate to prevent infringement, misappropriation or other violations of our intellectual property rights. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.

We may be required to spend significant resources to monitor and protect our intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our products and offerings, impair the functionality of our products and offerings, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our products and offerings, or injure our reputation.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.

Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or reseller partners, whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

Future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. There can be no assurance that we will not be found to infringe or otherwise violate any third-party intellectual property rights or to have done so in the past.

An adverse outcome of a dispute may require us to:

•	pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights
•	make substantial payments for legal fees, settlement payments or other costs or damages;
•	cease selling, making, licensing or using products that are alleged to infringe or misappropriate the intellectual property of others;
•	expend additional development resources to attempt to redesign our products or otherwise develop non-infringing technology, which may not be successful;
•	enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights;
•	take legal action or initiate administrative proceedings to challenge the validity and scope of the third-party rights or to defend against any allegations of infringement; and
•	indemnify our partners and other third parties.

In addition, royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Some licenses may also be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could seriously harm our business, financial condition and results of operations.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares. We expect that the occurrence of infringement claims is likely to grow as the market for our products and solutions grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisors, reseller partners and customers. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Further, despite these efforts, these arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our technologies that we consider proprietary. In addition, if others independently develop equivalent knowledge, methods and know-how, we would not be able to assert trade secret rights against such parties. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.

Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property and enforcing a claim that a party illegally disclosed or misappropriated a trade secret are difficult, expensive, time-consuming, and the outcome is unpredictable. In addition, effective trade secret protection may not be available in every country in which our products are available or where we have employees or independent contractors as some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our products and services may be affected from time to time by design and manufacturing defects that could adversely affect our business and result in harm to our reputation.

Our touchless security screening systems are complex and may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a product has been used. This could result in delayed market acceptance of those products or claims from resellers, customers, or others, which may result in litigation, increased end user warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support and engineering personnel to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that could lead us to incur significant expenses.

Evolv attempts to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against it, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to retain existing customers or to fail to attract new customers.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our products and services, which could harm our revenue, results of operations and cash flows.

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent declines in the global economy, widespread and prolonged closures of public and private sports, entertainment and other venues, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. During weak economic times, our available pool of potential customers may decline as potential customers reduce their security-related budget allocations and, in turn, our growth prospects may be negatively impacted. Prolonged economic slowdowns may result in diminished sales of our products and services. Further worsening, broadening or protracted extension of an economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, channel partners or other third parties on which it relies. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed.

If the general level of physical threats/attacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.

Our business is substantially dependent on enterprises and governments recognizing that mass shootings, terrorist attacks and similar security threats are not necessarily effectively prevented by conventional security products such as walk-through metal detectors. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of security threats and help to provide an impetus for enterprises and governments to devote resources to protecting against security threats, such as testing our products, purchasing them and broadly deploying them within their organizations. If security threats were to decline, or enterprises or governments perceived that the general level of security threats has declined, our ability to attract new customers and expand sales of our products to existing customers could be materially and adversely affected. A reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.

If we are unable to compete effectively with new entrants and other potential competitors, our sales and profitability could be adversely affected.

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products that compete with theirs or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact prices that partners and customers are willing to pay in those countries and regions. We cannot be certain that we will be successful in developing and introducing new products with enhanced functionality on a timely basis, or that our new product offerings, if introduced, will enable it to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

Because our products may collect and store visitor and related information, domestic and international privacy and cyber security concerns, and other laws and regulations, could result in additional costs and liabilities to us or inhibit sales of our products.

We may be affected by cyber-attacks and other means of gaining unauthorized access to our products, systems, and data. For instance, cyber criminals or insiders may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. While we take measures to protect the security of personal information, it is possible that our security controls over personal information and other practices we follow may not prevent the unauthorized access to, or the unintended release of, personal information. In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might make our current practices insufficient. If there is a breach of our computer systems and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual and may be subject to significant fines and penalties. In the event of a breach we could face government scrutiny or consumer class actions.

Cybersecurity incidents directed at us or our third-party vendors can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party vendors collect and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees. Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. We have experienced and expect to continue to experience attempted routine cyber-attacks of our information technology networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our solutions; or customer or other data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our solutions.

A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents.

Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deterring people from using our platform; damage our brand and reputation; and a materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business.

We, our reseller partners and our customers are subject to a number of domestic and international laws and regulations that apply to cloud services and the internet generally. These laws, rules and regulations address a range of issues including data privacy and cyber security, breach notification and restrictions or technological requirements regarding the collection, processing, use, storage, protection, disclosure, retention or transfer of data. The regulatory framework for online services, data privacy and cyber security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, local and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, processing, use, storage and disclosure of information, web browsing and geolocation data collection, data analytics, facial recognition, cyber security and breach response and notification procedures. Furthermore, existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, and standards, and may be subject to contractual obligations relating to data privacy and security in the jurisdictions in which we operate. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. Any failure, or perceived failure, by us to comply with any federal or state privacy or security laws, regulations, industry self-regulatory principles, or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to data privacy or security could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers or others. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and result in the imposition of monetary penalties.

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.

There are also laws and regulations governing the collection and use of biometric information, such as fingerprints and face prints. For example, Illinois Biometric Information Privacy Act (“BIPA”) applies to the collection and use of “biometric identifiers” and “biometric information” which include finger and face prints. A business required to comply with BIPA is not permitted to sell, lease, trade or otherwise profit from biometric identifiers or biometric information it collects, and is also under obligations to have a written policy with respect to the retention and destruction of all biometric identifiers and biometric information; ensure that it informs the subject of the collection and the purpose of the collection and obtains consent for such collection; and obtain consent for any disclosure of biometric identifiers or biometric information. Individuals are afforded a private right of action under BIPA and may recover statutory damages equal to the greater of $1,000 or actual damages and reasonable attorneys’ fees and costs. Several class action lawsuits have been brought under BIPA, as the statute is broad and still being interpreted by the courts. Additionally, a number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and materially adversely affect our business. To the extent that regulation of data privacy and cybersecurity continues to increase, we may incur additional compliance costs and may be exposed to increased noncompliance risk.

In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which came into effect in 2020, increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information and receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales of personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Many of the CCPA’s requirements as applied to personal information of a business’s personnel and related individuals are subject to a moratorium set to expire on January 1, 2023. The expiration of the moratorium may increase our compliance costs and our exposure to public and regulatory scrutiny, costly litigation, fines and penalties. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which expands the CCPA significantly, including by expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems.

In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, in July 2021, Colorado enacted the Colorado Privacy Act (“COCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). The COCPA closely resembles the VCDPA, and both will be enforced by the respective states’ Attorney General and district attorneys, although the two differ in many ways. Once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

In addition, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security breach. Regardless of our contractual protections, any actual or perceived security breach or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

Internationally, virtually every jurisdiction in which we operate and has customers and/or have prospective customers to which we market has established its own data security and privacy legal frameworks with which we, our reseller partners or our customers must comply. Further, many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws, as well as face heightened potential liability if we are unable to comply with these laws.

On April 27, 2016, the European Union adopted the General Data Protection Regulation 2016/679, or GDPR, that took effect on May 25, 2018 replacing the current data protection laws of each EU member state. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (for example, through email monitoring). The United Kingdom, or UK, has implemented legislation similar to the GDPR, referred to as the UK GDPR, The GDPR/UK GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR/UK GDPR can trigger steep fines of up to €20 million/17.5 million British Pounds or 4% of total worldwide annual turnover, whichever is higher. Separate EU and UK laws and regulations (and national implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. For instance, the current European laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. If we are deemed to come under the GDPR/UK GDPR’s coverage, it may incur substantial expense in complying with the new obligations to be imposed by the GDPR/UK GDPR and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business.

We are also subject to EU and UK and rules with respect to cross-border transfers of personal data out of the EEA and the UK, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme.

While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The revised standard contractual clauses apply only to the transfer of personal data outside of the EEA. On February 2, 2022, the UK Secretary of State laid before Parliament a draft international data transfer agreement along with a separate international data transfer addendum to the European Commission’s 2021 standard contractual clauses for international data transfers to apply to the transfer of personal data outside of the UK (“UK Transfer Clauses”). If no objections are raised, the UK Transfer Clauses come into force on 21 March 2022. The implementation of the UK Transfer Clauses must be completed no later than March 21, 2024. Contracts entered into on or before September 21, 2022 on the basis of the EU contractual clauses adopted by the European Commission in 2004/2010 continue to provide appropriate safeguards until March 21, 2024 under the UK GDPR. We may find it necessary to establish systems to maintain personal data originating from the EU/UK in the EEA/UK, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or with our existing practices or the features of our products and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom it relies in relation to various products, including but not limited to vendors and business partners. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and/or data concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

The costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business.

Our operating results may be harmed if we are required to collect sales and use or other related taxes for our products in jurisdictions where it has not historically done so.

Taxing jurisdictions, including state, local and foreign taxing authorities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. While we believe that we are in material compliance with our obligations under applicable taxing regimes, one or more states, localities or countries may seek to impose additional sales or other tax collection obligations on us, including for past sales by us or our reseller partners. It is possible that we could face sales tax audits and that such audits could result in tax-related liabilities for which it has not accrued. A successful assertion that it should be collecting additional sales or other taxes on our products in jurisdictions where it has not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results.

In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, jurisdictional mix of profits at varying statutory tax rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made. For example, in 2021 we established a new wholly owned subsidiary of Evolv Technologies Holdings, Inc., Give Evolv LLC, a Delaware limited liability company, to (1) promote our core mission in locations that might not otherwise be able to afford our weapons detection security screening systems and related products and services, (2) make public venues and institutions safer for all patrons, students, visitors, and other attendees, and (3) carry out charitable efforts consistent with the foregoing mission, for which historical tax data does not exist.

Our ability to utilize net operating loss carryforwards as well as research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations and we could be subject to tax audits or examinations that could result in a loss of our net operating loss carryforwards as well as research and development credits and/or cash tax exposures.

As of December 31, 2021 and 2020, we had gross federal net operating losses of $20.1 million and $20.1 million that are subject to expire at various dates through 2033 and 2033, respectively, and net operating losses of $79.3 million and $33.9 million, which have no expiration date and can be used to offset up to 80% of future taxable income in any one tax period, respectively. We also had gross state net operating loss carryforwards of $75.3 million and $42.6 million for the years ended December 31, 2021 and 2020, respectively, which may be available to offset future state taxable income and which begin to expire in 2033 and 2033, respectively. Additional net operating losses of approximately $1.5 million are available in the United Kingdom and will not expire. As of December 31, 2021, we had gross U.S. federal and state research and development and other tax credit carryforwards of $3.3 million and $2.1 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2028, respectively. As of December 31, 2020, we had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.7 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2028, respectively.

These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in our equity ownership over a three-year period, the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We concluded that there is no annual limitation as of December 31, 2020. We have not determined if we have experienced Section 382 ownership changes as of December 31, 2021 and if a portion of our net operating loss and tax credit carryforwards is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, but that would not be material to the consolidated financial statements for the year ended December 31, 2021. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to it, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to it when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

As a result of becoming a public company, we are responsible for establishing and maintaining adequate internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate the material weaknesses, or if we fail to develop and maintain effective disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable laws and regulations could be impaired, which may adversely affect our business and stock price.

As a public company, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting for each future Annual Report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the trading price of our common stock to decline, and we may be subject to investigation and/or sanctions by the SEC. In addition, if we are unable to meet these requirements, we may not be able to remain listed on NASDAQ.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, these material weaknesses could result in a material misstatement of our consolidated financial statements.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

•	We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including the classification of various accounts in the consolidated financial statements.
•	We did not design and maintain processes and controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls to timely analyze and account for debt modifications and extinguishments, convertible notes, warrant instruments, non-routine complex revenue transactions including the leasing of products and transfer of inventory for leased assets into property plant and equipment, merger transactions, and the accounting and valuation of earn out liabilities.
•	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries.

•	We did not design and maintain effective controls to ensure the recording of revenue transactions in the appropriate period.
•	We did not design and maintain effective controls over the completeness and accuracy of accounts payable and accrued liabilities.

These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earnout liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of the entity acquired as part of the July 16, 2021 Merger Agreement related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•	We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional finance, accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities. We are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties. We have engaged outside consultants to assist us in these efforts. We added, and continue to add, finance personnel, including a Chief Financial Officer and a Chief Accounting Officer and Corporate Controller, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. We are in the process of designing and implementing controls related to the period-end financial reporting process and controls over the classification of various accounts in our consolidated financial statements. We are in the process of designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters. We are in the process of designing and implementing controls related to revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products, the recording of revenue transactions in the appropriate period, and the completeness and accuracy of accounts payable and accrued liabilities. We are in the process of designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries. We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. We have engaged outside consultants to assist us in the evaluation and implementation of a new Enterprise Resource Planning (“ERP”) system.

While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future.

The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our common stock. Our failure to design and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. generally accepted accounting principles (GAAP) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of such change.

Failure to comply with applicable anti-corruption legislation, export controls, economic sanctions and other governmental laws and regulations could result in fines, criminal penalties and materially adversely affect our business, financial condition and results of operations.

We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act, or FCPA, in the United States, the UK Bribery Act, or the Bribery Act, and other similar laws in other countries in which we do business. As a result of doing business in foreign countries, including through reseller partners and agents, we will be exposed to a risk of violating anti-corruption laws. Some of the international locations in which we will operate have developing legal systems and may have higher levels of corruption than more developed nations. The FCPA prohibits us or any third party acting on our behalf from promising, authorizing, making, offering, or providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The FCPA further requires us to keep and maintain books and records that accurately reflect transactions and dispositions of assets and to maintain a system of internal accounting controls. The Bribery Act also prohibits “commercial” bribery not involving foreign officials, facilitation payments, the receipt of bribes, and requires companies to implement adequate procedures to prevent bribery.

We are also required to comply with applicable export controls and economic and trade sanctions laws and regulations, such as those administered and enforced by OFAC, the U.S. Department of State, and the U.S. Department of Commerce. Our global operations expose us to the risk of violating, or being accused of violating these laws.

Although we have adopted policies and procedures reasonably designed to promote compliance with such laws, there can be no assurance that such policies or procedures will work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, reseller partners and other third parties who are acting on our behalf with respect to our business. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities and/or officials (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our business, financial condition, results of operations, cash flows and prospects. In addition, investigations of any actual or alleged violations of such laws or policies related to us could harm our business, financial condition, results of operations, cash flows and prospects.

The continuation or worsening of the COVID-19 pandemic, or other similar public health developments, could have an adverse effect on business, results of operations, and financial condition.

We face various risks and uncertainties related to the global outbreak of COVID-19 and the new coronavirus strains or variants that have developed. The continued COVID-19 pandemic has led to disruption and volatility in the global economy and capital markets, which increases the cost of capital and adversely impacts access to capital. Government-enforced travel bans and business closures around the world have significantly impacted our ability to sell, install and service our products especially given the nature of the markets we serve. It has, and may continue to, disrupt third-party contract manufacturer and supply chain. We may also experience customer payment delays for our products which could negatively impact our results of operations. We may also experience some delays in installation of our products at customers’ facilities, which could lead to postponed revenue recognition for those transactions. Furthermore, if significant portions of the workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, operations will likely be adversely impacted.

We have been experiencing supply chain challenges due to the COVID-19 pandemic. There is no guarantee that our operations will not be materially adversely affected in the future in the supply chain interruptions intensify. Furthermore, although in the long-term, we believe that the COVID 19 pandemic may encourage organizations to reassess their security screening processes and may continue to accelerate their adoption of solutions such as touchless security screening, which could create additional demand for our products, there is no guarantee that such organizations will choose to implement our solutions.

If the COVID-19 pandemic continues for a prolonged duration, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include a further decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place to control COVID-19 or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.

Risks Related to Our Common Stock and Warrants

The market price of our common stock and warrants is likely to be highly volatile, and you may lose some or all of your investment.

The trading price of our common stock as well as warrants is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	the impact of COVID-19 pandemic on our business;
•	the inability to maintain the listing of our shares of common stock on the NASDAQ;
•	the inability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, our ability to grow and manage growth profitability, and retain our key employees;
•	changes in applicable laws or regulations;
•	risks relating to the uncertainty of our projected financial information; and

•	risks related to the organic and inorganic growth of our business and the timing of expected business milestones.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance.

Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our public warrants.

We evaluated the accounting treatment of our public warrants and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our public warrants each reporting period and that the amount of such gains or losses could be material.

The Company’s accounting treatment of the public warrants is based on our current interpretation of the SEC Statement and other guidance and may change in light of any further interpretive guidance, as may be applicable.

Certain of our earn-out shares and founder shares are accounted for as liabilities and the changes in value of such shares could have a material effect on our financial results.

We evaluated the accounting treatment of our earn-out shares and founder shares and determined to classify such shares as liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our earn-out and founder shares each reporting period and that the amount of such gains or losses could be material.

Volatility in our share price could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock, change their opinion, or reduce their target stock price on us, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We currently anticipate that it will retain future earnings for the development, operation and expansion of our business and we do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in such shares for the foreseeable future.

A material portion of the outstanding shares of our common stock is currently restricted from resale but may be sold on a stock exchange in the near future. The number of shares eligible for public sale upon the lapse of such restrictions could depress the market price of our common stock.

Our initial stockholders and Anchor Investors have entered into a letter agreement (the “Letter Agreement”) under which they have agreed not to transfer, assign or sell the 4,312,500 Founder Shares until the earlier of the first anniversary of the Closing, or if the last sale price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Founder Share Lock-up Expiration Date”). As a result, beginning on the Founder Share Lock-up Expiration Date, such Founder Shares as have vested under the Letter Agreement will be available for sale in the public market.

Additionally, the Founder Shares are subject to certain share-performance-based vesting provisions whereas 50% of the Founder Shares vested at the closing of the Merger, 25% of the Founder Shares shall vest on or before the fifth anniversary of the Closing if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before the fifth anniversary of the Closing if the closing share price of the common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period.

Sales of our common stock as restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our common stock to fall and make it more difficult for us to sell shares of our common stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley

Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because it may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our market price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in an approximately 32,200 square foot facility that we sublease in Waltham, Massachusetts. Our sublease of this facility expires on October 31, 2024. Our executive offices are located at 500 Totten Pond Road, 4th Floor, Waltham, MA 02451 under the foregoing sublease. We believe that our office space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation or criminal proceedings. See Note 17 to our consolidated financial statements for the year ended December 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

For information regarding our directors and executive officers, see Part III, Item 10, “Directors, Executive Officer and Corporate Governance.”

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our Common Stock and warrants began trading on Nasdaq under the symbol “EVLV” and “EVLW”, respectively, on July 16, 2021. Prior to that time, there was no established public trading market for our common stock.

Holders of Records

As of February 28, 2022, there were 142,829,468 issued and outstanding shares of our common stock by 177 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any financing instruments. The terms of our existing term loan agreement preclude us from paying cash dividends without consent. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any other future debt financing agreements.

Recent Sales of Unregistered Equity Securities

Other than with respect to the PIPE Investment and 2021 Convertible Notes as described in our Form 8-K filed with the SEC on July 22, 2021, we sold no securities in the fiscal year ended December 31, 2021 that were not registered under the Securities Act.

Use of Proceeds

In August 2020, NHIC consummated an initial public offering (the “IPO”) of 15,000,000 units, each consisting of one share of common stock, $0.0001 par value, and one-half of one redeemable warrant (the “Units”). In August 2020, NHIC issued and sold an additional 2,250,000 Units at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional units. The Units sold in the IPO were sold at an offering price of $10.00 per unit, generating gross proceeds of $172.5 million. Stifel, Nicolaus & Company, Incorporated acted as sole book-running manager, of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239822). The SEC declared the registration statement effective on July 30, 2020. The funds from the IPO were used as consideration for the Merger and any remaining proceeds will be used for general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K.

On July 16, 2021, we consummated the business combination (the “Merger”), contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of NewHold Investment Corp. (“NHIC”), a special purpose acquisition company, which is our legal predecessor, and Evolv Technologies, Inc. dba Evolv Technology, Inc. (“Legacy Evolv”), as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 by and among NHIC, Merger Sub and Legacy Evolv (the “Amendment” and as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Evolv, with Legacy Evolv surviving the merger as a wholly owned subsidiary of NHIC. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. Evolv Technologies Holdings, Inc. became the successor entity to NHIC pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Merger and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.

Business Overview

We are a global leader in AI-based weapons detection for security screening. Unlike conventional walk-through metal detectors, our products use advanced sensors, artificial intelligence software, and cloud services to reliably detect guns, improvised explosives, and large knives while ignoring harmless items like phones and keys. This not only enhances security at venues and facilities but also improves the visitor experience by making screening up to ten times faster than alternatives at up to 70% lower total cost.

Our products have screened over 200 million visitors worldwide. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries including major sports teams, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, large school districts, and prominent houses of worship. We offer our products for purchase and primarily under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue and creates expansion and upsell opportunities.

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

Touchless security screening represents a paradigm shift for the security screening market which, according to our estimates, is currently a $20 billion market opportunity on an annual basis. Touchless security screening is a radical change from conventional security screening processes that primarily rely on walk-through metal detectors based on core technology that was invented in the nineteenth century. This conventional approach presents numerous operational problems and hidden costs including a high number of nuisance alarms due to the inability to distinguish weapons from harmless items. These frequent nuisance alarms require resolution using manual bag checks and pat downs that are error-prone, labor cost-intensive, and unpleasant for visitors. This creates long wait times, dangerous crowding, and numerous opportunities for weapons to slip into venues undetected. The result is reduced security, frustrated visitors, and acutely stressful working conditions for employees.

By allowing visitors to walk through at a normal pace with their bags in hand and without emptying their pockets, our products significantly accelerate the security screening process while also reducing the number of nuisance alarms to a level that allows security guards to focus their attention on real threats. We believe there is significant demand for touchless security screening in venues and facilities that currently use slower, more invasive conventional metal detector screening. We also believe there is additional opportunity in venues and facilities that have not previously adopted weapon screening because of the limitations of conventional screening. Our technology is designed to allow these venues and facilities to successfully deploy security screening for the first time.

Our potential to develop this significant opportunity is rooted in our deep domain experience and commitment to research and development. Our engineering efforts are led by a team of seasoned experts in software development, physical security, and cybersecurity. Since our founding in July 2013, we have invested significant resources in developing an extensive portfolio of proprietary and differentiated technologies, with a focus on making security screening more precise, much faster, and far less labor intensive.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $23.7 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively. We generated a net loss of $10.9 million and $27.4 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products in both the United States and international markets, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings and debt financings. In July 2021, we received gross proceeds of $300.0 million from our PIPE Investment as well as $84.9 million in proceeds, net of redemptions received from the closing of the Merger. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources.”

Merger Agreement

NewHold Investment Corporation Merger

On July 16, 2021, we completed the previously announced Merger, pursuant to the Agreement and Plan of Merger, dated as of March 5, 2021, and amended by the First Amendment to Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 5, 2021. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. and the officers of NHIC, the legal predecessor company, resigned. The officers of Legacy Evolv became the officers of the Company, and the Company listed its shares of common stock, par value $0.0001 per share, on Nasdaq under the symbol “EVLV”.

Prior to the completion of the Merger, we entered into subscription agreements (collectively, the “PIPE Investment”) with certain parties subscribing for shares of our common stock (the “Subscribers”). Pursuant to the PIPE

Investment, we issued 30,000,000 shares of common stock for a purchase price of $10.00 per share with gross proceeds of $300.0 million. The purpose of the PIPE Investment was to fund general corporate expenses.

Upon the closing of the Merger, each share of NHIC Class B common stock issued and outstanding immediately prior to the effective time of the Merger, which totaled 10,391,513 shares held by the NHIC Initial Shareholders (“Initial Shareholders”), was automatically converted into one validly-issued share of our common stock.

Additional information regarding the Merger Agreement appears in Note 3 of our consolidated financial statements for the year ended December 31, 2021.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic. The COVID-19 pandemic initially caused us to experience several adverse impacts, including extended sales cycles to close new orders for our products because many of our customers were required to shut down facilities completely or partially, delays in shipping and installing orders due to closed facilities and travel limitations, and delays in collecting accounts receivable.

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

Additional information regarding COVID-19 risks appear in the “Risk Factors” section of this Annual Report.

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

Pricing, Product Cost and Margins

To date, most of our revenue has been generated by sales of products which represented 58.7% and 26.7% of our total revenue for the years ended December 31, 2021 and 2020, respectively. The remaining revenue was generated from subscription sales and services for our products. Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions. Subscription revenue was $7.9 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively. With the further development, enhancement, and maintenance of Evolv Insights and its analytical platform during the three months ended December 31, 2021, we expect this source of subscription revenue to become a more significant portion of our total revenue in the year ended December 31, 2022, given its new features, functions and capabilities.

Pricing may also vary by region due to market-specific dynamics. As a result, our financial performance depends, in part, on the mix of sales/bookings/business in different markets during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce cost-effective touchless security screening products to our customers.

Continued Investment and Innovation

We believe that we are a leader in AI-based weapons detection for security screening, offering transformative technologies that enable higher throughput, a more frictionless visitor experience, and substantial cost savings through our product innovations. Our performance is significantly dependent on the investment we make in our research and development efforts and on our ability to be at the forefront of the security screening industry. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance existing products and generate customer demand for our products. We believe that investment in our security screening products will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.

Contingent Earn-out Shares

In connection with the Merger and pursuant to the Merger Agreement, certain of the Legacy Evolv shareholders and Legacy Evolv Service Providers are entitled to receive additional shares of the Company’s common stock (the “Earn-Out Shares”) upon the Company achieving certain milestones.

The Earn-Out Shares are classified as liabilities in our consolidated balance sheets and were initially measured at fair value. Each reporting period, the Earn-Out Shares are remeasured and changes in the fair value of the contingent earn-out are recorded in other income (expense), net in our consolidated statements of operations and comprehensive loss. When the Triggering Events have been achieved and the Earn-Out Shares are issued, the Company will reclassify the corresponding amount from a liability to additional paid-in-capital and common stock at par value of $0.0001 per share.

Additional information regarding Contingent Earn-out Shares vesting provisions and accounting treatment appear in Note 2 of our consolidated financial statements for the year ended December 31, 2021.

Contingently Issuable Common Stock

Prior to the Merger, NewHold Industrial Technology Holdings, LLC, the sponsor of the NHIC special purpose acquisition company owned 4,312,500 shares of NHIC Class B common stock (the “Founder Shares”). Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company’s common stock. The Founder Shares are subject to certain share-performance-based vesting provisions. As of December 31, 2021, 1,897,500 Founder Shares have vested and are no longer subject to forfeiture.

The Founders Shares are classified as liabilities in our consolidated balance sheets and were initially measured at fair value. Each reporting period, the Founders Shares are remeasured and changes in the fair value of the contingently issuable common stock are recorded in other income (expense), net in our consolidated statements of operations and comprehensive loss. When the Triggering Events have been achieved and the Founders Shares are issued, the Company will reclassify the corresponding amount from a liability to additional paid-in-capital and common stock at par value of $0.0001 per share.

Additional information regarding Contingently Issuable Common Stock vesting provisions and accounting treatment appear in Note 2 of our consolidated financial statements for the year ended December 31, 2021.

Components of Results of Operations

Revenue

We derive revenue from (1) subscription arrangements accounted for as operating leases, (2) from the sale of products, inclusive of SaaS and maintenance, and (3) professional services. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.

Product Revenue

We derive a portion of our revenue from the sale of our Express and Edge equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We expect product revenue to decline as a percentage of our overall revenue overtime as more and more customers enter full subscription transactions with us and as our subscription become more valuable to our business.

Subscription Revenue

In addition to selling our products directly to customers, we also lease our Express and Edge equipment which we classify as subscription revenue. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases as they do not meet any of the capital lease criteria per ASC 840 and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (1) distinct services, such as installation, training, SaaS, and maintenance, and (2) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our consolidated statements of operations and comprehensive loss.

Services Revenue

We provide installation, training, SaaS, and maintenance services for our products. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. Maintenance consists of technical support, bug fixes and when-and-if available threat updates. SaaS and maintenance revenue is recognized ratably over the period of the arrangement. We sell separately priced extended or nonstandard warranty services and preventative maintenance plans, which are recognized ratably over the associated service period.

Cost of Revenue

We recognize cost of revenue in the same manner that the related revenue is recognized.

Cost of Product Revenue

Cost of product revenue consists primarily of costs paid to third party manufacturers, labor costs, shipping costs, amortization expense related to internal-use software, and write-offs of Edge units from inventory as we are no longer selling this product.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of labor costs, shipping costs, amortization expense related to internal-use software, and depreciation expense related to leased units.

Cost of Services Revenue

Cost of services revenue consists of costs related to SaaS and maintenance services. Costs of services revenue related to SaaS consists of costs of maintaining the Evolv Cloud Portal and our internal-use software, associated with our Evolv Express units. Cost of services revenue related to maintenance consists primarily of labor, spare parts, shipping costs, field service repair costs, equipment, and supplies.

A provision for the estimated cost related to warranty is recorded to cost of product, subscription, or services revenue at the time the associated revenue is recognized as necessary. Our estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. As of December 31, 2021, we recorded a warranty accrual of less than $0.1 million.

Gross Profit and Gross Margin

Our gross profit is calculated based on the difference between our revenues and cost of revenues. Gross margin is the percentage obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by a number of factors, including:

•	Market conditions that may impact our pricing;
•	Product mix changes between established products and new products;
•	Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;
•	Our ability to maintain our costs on the components that go into the manufacture of our product; and
•	Write-offs of inventory.

We expect our gross margins to fluctuate over time, depending on the factors described above.

Research and Development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, consulting and contractor costs, and the impact of the capitalization of costs associated with developing the Evolv Cloud Portal, our internal-use software. We expect research and development costs will increase on an absolute dollar basis over time as we continue to invest in advancing our portfolio of security screening products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success and global service, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will increase on an absolute dollar basis as we expand our headcount and initiate new marketing campaigns.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and sales tax contingencies. We expect our general and administrative expenses will increase on an absolute dollar basis as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for general and director and officer insurance, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.

Loss From Impairment of Property and Equipment

Impairment of property and equipment relates to any units that are removed from service and retired. This is related to Edge units and Express prototype units that were taken out of service and retired. We are transitioning our domestic customers from the Legacy Evolv Edge units to our most current Evolv Express units, which also resulted in an impairment of the remaining economic value of such assets.

Interest Expense

Interest expense includes cash interest paid on our long-term debt as well as amortization of deferred financing fees and costs.

Other Expense

Other expense includes loss on disposals of our non-leased assets, primarily related to demo units.

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

Change in Fair Value of Derivative Liability

In August through September 2019 and in September 2020, we issued Convertible Notes to several investors (the “2020 Convertible Notes”) that provided a conversion option whereby upon the closing of a specified financing event the notes would automatically convert into shares of the same class and series of our capital stock issued to other investors in the financing at a conversion price equal to 85% and 80%, respectively, of the price per share of the securities paid by the other investors. This conversion option was determined to be an embedded derivative that was required to be bifurcated and accounted for separately from the notes. The derivative liability was initially recorded at fair value upon issuance of the notes and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized in the consolidated statements of operations and comprehensive loss. In October 2019, the specified financing event was consummated, as such the 2020 Convertible Notes issued August through September 2019 were converted into shares of Series B-1 Preferred Stock and the derivative liability was extinguished.

In January and February 2021, we entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the 2021 Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability and included in long-term liabilities on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method.

In June 2021, we modified the 2021 Convertible Notes to grant the holders an additional 1,000,000 shares of NHIC common stock as further consideration upon the automatic conversion of the notes upon closing of the Merger. The modification of the 2021 Convertible Notes resulted in the recognition of a derivative liability for the fair value of the 1,000,000 NHIC shares as of June 21, 2021 as well as a bifurcated embedded derivative for conversion feature into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors.

Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million, and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Change in Fair Value of Contingent Earn-out Liability

In connection with the Merger and pursuant to the Merger Agreement, certain of Legacy Evolv’s initial shareholders are entitled to receive additional shares of our common stock upon us achieving certain milestones. The earn-out arrangement with the Legacy Evolv shareholders is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

Change in Fair Value of Contingently Issuable Common Stock Liability

Prior to the Merger, certain NHIC shareholders owned 4,312,500 shares of Founder Shares. 1,897,500 shares vested at the closing of the Merger, 1,897,500 shares shall vest upon us achieving certain milestones and 517,500 shares were contributed to Give Evolv LLC. Those 1,897,500 outstanding contingently issuable common shares are accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

Change in Fair Value of Public Warrant Liability

In connection with the closing of the Merger, the Company assumed a warrant to purchase shares of common stock (the “Public Warrants”). As of December 31, 2021, the Public Warrants are outstanding. We assessed the features of these warrants and determined that they qualify for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger with the offset to additional paid-in capital.

Change in Fair Value of Common Stock Warrant Liability

We classify certain warrants for the purchase of shares of our common stock as a liability on our consolidated balance sheets as these warrants are freestanding financial instruments that may require us to adjust the exercise price and number of shares that is not consistent with a fixed-for-fixed option pricing model. The warrant liability is initially recorded at fair value on the issuance date of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the common stock warrant liability are recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. Changes in fair value of the common stock warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification. In connection with the closing of the Merger, all common stock warrants that were issued prior to the closing of the Merger were converted into shares of the Company’s common stock.

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the years ended December 31, 2021, and 2020 because we have historically incurred net operating losses and maintain a full valuation allowance against its deferred tax assets.

Results of Operations

Comparison of the Year Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue:
Product revenue	$13,917	$1,279	$12,638	988%
Subscription revenue	7,855	2,637	5,218	198
Service revenue	1,920	869	1,051	121
Total revenue	23,692	4,785	18,907	395
Cost of revenue:
Cost of product revenue	12,471	1,177	11,294	960
Cost of subscription revenue	3,644	1,824	1,820	100
Cost of service revenue	936	495	441	89
Total cost of revenue	17,051	3,496	13,555	388
Gross profit	6,641	1,289	5,352	415
Operating expenses:
Research and development	11,416	15,710	(4,294)	(27)
Sales and marketing	27,404	7,365	20,039	272
General and administrative	20,013	5,110	14,903	292
Loss from impairment of property and equipment	1,869	—	1,869	*
Total operating expenses	60,702	28,185	32,517	115
Loss from operations	(54,061)	(26,896)	(27,165)	101
Other income (expense), net:
Interest expense, net	(6,095)	(430)	(5,665)	1,317
Loss on disposal of property and equipment	(617)	—	(617)	*
Loss on extinguishment of debt	(12,685)	(66)	(12,619)	19,120
Change in fair value of derivative liability	(1,745)	—	(1,745)	*
Change in fair value of contingent earn-out liability	46,212	—	46,212	*
Change in fair value of contingently issuable common stock liability	6,406	—	6,406	*
Change in fair value of public warrant liability	12,606	—	12,606	*
Change in fair value of common stock warrant liability	(879)	—	(879)	*
Total other income (expense), net	43,203	(496)	43,699	(8,810)
Net loss	$(10,858)	$(27,392)	$16,534	(60)%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit

Product Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
Product revenue	$13,917	$1,279	$12,638	988%
Cost of product revenue	$12,471	$1,177	$11,294	960%
Gross profit - Product revenue	$1,446	$102	$1,344	1,318%
Gross profit margin - Product revenue	10%	8%	N/A	2%

The increase in product revenue and increase in cost of product revenue are primarily due to the increases in direct product sales of Evolv Express units, which included the significant increase in the adoption of Evolv Express units by professional sports teams. The increase in gross profit is primarily driven by our increased product sales volume, which was partially offset by an increase in shipping costs and one-time charges including write-offs of Evolv Edge units in inventory as we are no longer selling this product and purchase price variances recorded on raw materials. The increase in gross profit margin is primarily driven by our continued efforts to streamline the manufacturing process and reduce costs by introducing standardized parts into our product. We expect to continue to see improvement in our gross margins as we continue to engineer our product with lower cost components. As we continue to gain leverage in the marketplace with increased sales, we expect higher discounts from suppliers. We also expect to see improvement in gross margin to the extent shipping costs and high demand materials costs decline when global supply chain disruptions ease.

Subscription Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
Subscription revenue	$7,855	$2,637	$5,218	198%
Cost of subscription revenue	$3,644	$1,824	$1,820	100%
Gross profit - Subscription revenue	$4,211	$813	$3,398	418%
Gross profit margin - Subscription revenue	54%	31%	N/A	23%

The increase in subscription revenue and increase in cost of subscription revenue are primarily due to a larger number of active Evolv Express units installed during the period, growth in our customer base and contribution from our channel partners. The increase in gross profit is primarily driven by our increased subscription revenue. The increase in gross profit margin was primarily driven by increased recurring revenue from increased active subscriptions and customer growth, which we expect to continue.

Service Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
Service revenue	$1,920	$869	$1,051	121%
Cost of service revenue	$936	$495	$441	89%
Gross profit - Service revenue	$984	$374	$610	163%
Gross profit margin - Service revenue	51%	43%	N/A	8%

The increase in service revenue and increase in cost of service revenue are primarily due to increased installation and training related to the Evolv Express units and SaaS and maintenance services associated with increased subscriptions. The increase in gross profit is due to increased installations and trainings associated with greater sales. The increase in gross profit margin is primarily driven by standardization of the installation and training process, which results in overall lower costs, and increased margins related to SaaS and maintenance services provided for product sales. We expect to see continued increases in gross margin due to continued growth in active subscriptions and our customer base.

Research and Development Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
Personnel related (including stock-based compensation)	$8,091	$3,737	$4,354	117%
Materials and prototypes	2,153	8,907	(6,754)	(76)
Professional fees	861	2,642	(1,781)	(67)
Facilities related and other	311	424	(113)	(27)
Total research and development expenses	$11,416	$15,710	$(4,294)	(27)%

The increase in personnel related expenses is due to an increase in additional personnel costs resulting from new hires in our research and development function in 2021, an increase in bonuses and commissions, an increase in stock-based compensation and an increase in recruiting costs, partially offset by of $0.3 million of wages capitalized in association with the development of internal-use software. The decrease in materials and prototype costs is due to the transition from prototype production to standard manufacturing of the Evolv Express, which results in lower prototyping costs. The decrease in professional fees is due to a decrease in consulting related to research and development efforts for prototype units and $0.7 million of external consulting costs capitalized in association with the development of internal-use software. The capitalization of the development of internal-use software is due to internal and external costs associated with further developing the Evolv Cloud Portal associated with our Evolv Express units.

Sales and Marketing Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
Personnel related (including stock-based compensation)	$18,717	$5,347	$13,370	250%
Direct marketing and customer field services	4,292	590	3,702	627
Travel and entertainment	1,652	554	1,098	198
Professional fees	874	461	413	90
Facilities related and other	1,869	413	1,456	353
Total sales and marketing expenses	$27,404	$7,365	$20,039	272%

The increase in personnel related expenses is due to an increase in additional personnel costs resulting from new hires in our sales and marketing functions in 2021, an increase in bonuses and commissions, and an increase in stock-based compensation. The increase in direct marketing and customer field services is due to an increase in trade shows and events and an increase in sales volume. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. The increase in professional fees is due to an increase in consulting fees related to business development and marketing as part of efforts to drive sales growth. The increase in facilities related and other expenses is primarily due to an increase in office supplies and an increase in subscriptions related to gathering market research.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
Personnel related (including stock-based compensation)	$7,731	$1,967	$5,764	293%
Professional fees	6,241	1,879	4,362	232
Director and officer insurance	2,187	566	1,621	286
Sales tax contingencies	1,091	—	1,091	*
Facilities related and other	2,763	698	2,065	296
Total general and administrative expenses	$20,013	$5,110	$14,903	292%

*N/A – Not meaningful

The increase in personnel related expenses is due to an increase in salaries and related costs resulting from expanding our administrative team and an increase in stock-based compensation. The increase in professional fees is due to an increase in audit, tax, and legal services provided to the Company related to the Merger and to support public company requirements. The increase in director and officer insurance expense is due to us operating as a public company. The increase in sales tax contingencies is due to an increase in our sales tax contingency liability as we may owe additional sales and use taxes in various jurisdictions.  The increase in facilities related and other expenses is due to us relocating to our new corporate headquarters with a larger office space to accommodate our growth and increase in personnel.

Loss From Impairment of Property and Equipment

Impairment of property and equipment was $1.9 million for the year ended December 31, 2021. There was no impairment for the year ended December 31, 2020. This related to Edge units and Express prototype units that were removed from service and retired. We are transitioning our domestic customers from the Legacy Evolv Edge units to our most current Evolv Express units, which also resulted in an impairment of the remaining economic value of such assets.

Interest Expense

Interest expense was $6.1 million for the year ended December 31, 2021, compared to $0.4 million for the year ended December 31, 2020. The increase of $5.7 million was primarily due to the issuance of $30.0 million of convertible notes during the year ended December 31, 2021. The Convertible Notes and corresponding accrued interest were converted into the Company’s common stock upon closing of the Merger.

Loss on Disposal of Property and Equipment

Other expense was $0.6 million for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020. The increase of $0.6 million was primarily due to loss on disposal of non-leased assets, primarily related to demo units, during the year ended December 31, 2021.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $12.7 million for the year ended December 31, 2021, compared to $0.1 million for the year ended December 31, 2020. This was due to the modification of the 2021 Convertible Notes and then the conversion of the 2021 Convertible Notes into shares of the Company’s stock upon closing of the Merger.

Change in Fair Value of Derivative Liability

Change in fair value of the derivative liability was $1.7 million for the year ended December 31, 2021. There was no change in fair value of derivative liability for the year ended December 31, 2020. This was due to entering into additional convertible notes during 2021 and changes in the fair value of corresponding embedded derivatives given the pending Merger.

Change in Fair Value of Contingent Earn-out Liability

Change in fair value of the contingent earn-out liability was $46.2 million for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020. This was due to establishing the contingent earn-out liability in connection with the closing of the Merger. The change in fair value of the contingent earn-out liability from issuance through period end is due to mark to market fluctuations driven by a decrease in stock price, resulting in significant income recognized in other income (expense), net in our consolidated statements of operations and comprehensive loss.

Change in Fair Value of Contingently Issuable Common Stock Liability

Change in fair value of the contingently issuable common stock liability was $6.4 million for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020. This was due to establishing the contingently issuable common stock liability in connection with the closing of the Merger. The change in fair value of the contingently issuable common stock liability from issuance through period end is due to mark to market fluctuations driven by a decrease in stock price, resulting in significant income recognized in other income (expense), net in our consolidated statements of operations and comprehensive loss.

Change in Fair Value of Public Warrant Liability

Change in fair value of the public warrant liability was $12.6 million for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020. This was due to establishing the public warrant liability in connection with the closing of the Merger. The change in fair value of the public warrant liability from issuance through period end is due to mark to market fluctuations driven by a decrease in the publicly traded warrant price, resulting in significant income recognized in other income (expense), net in our consolidated statements of operations and comprehensive loss.

Change in Fair Value of Common Stock Warrant Liability

Change in fair value of the common stock warrant liability was $0.9 million for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020. The change in fair value of the common stock warrant liability was due mark to market fluctuations prior to the conversion of the common stock warrant liability upon the closing of the Merger.

Income Taxes

There is no provision for income taxes for the years ended December 31, 2021 and 2020 because we have historically incurred net operating losses and maintain a full valuation allowance against our deferred tax assets. We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, as an early-stage company, we primarily obtained cash to fund our operations through preferred stock offerings and debt instruments. As of December 31, 2021, we had $307.5 million in cash and cash equivalents. We incurred a net loss of $10.9 million and $27.4 million for the year ended December 31, 2021 and 2020, respectively. We incurred cash outflows from operating activities of $69.6 million and $23.3 million during the year ended December 31, 2021 and 2020, respectively.

We expect our cash and cash equivalents, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

PIPE Investment and Proceeds from the closing of the Merger

In July 2021, we received gross proceeds of $300.0 million from our PIPE Investment, as well as $84.9 million in proceeds, net of redemptions received in connection with the closing of the Merger.

Financing Arrangements

In December 2020, we entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024, and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022, which extinguished the 2020 Silicon Valley Bank Term Loan. Under the terms of the JPM Credit Agreement, we received proceeds of $10.0 million. As of December 31, 2021, we had $9.9 million of debt outstanding. In September and December of 2020, we issued a total of $4.0 million of convertible notes (the “2020 Convertible Notes”). In January and February 2021, we issued a total of $30.0 million of convertible notes with a maturity date of September 2021.

Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense), net.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as December 31, 2021 and December 31, 2020. We anticipate fulfilling such commitments with our existing cash and cash equivalents obtained through operations, proceeds from long-term debt, closing of the Merger, and issuance of common stock in connection with the PIPE investment. Cash and cash equivalents amounted to $307.5 million and $4.7 million as of December 31, 2021 and 2020, respectively.

We entered into a new lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. We are required to maintain a minimum cash balance of $0.7 million as a security deposit on the leased space which is classified as restricted cash, current and restricted cash, non-current on the consolidated balance sheet as of December 31, 2021. Total future minimum lease payments under this noncancelable operating lease amount to $3.2 million. See Note 17 to our consolidated financial statements for the year ended December 31, 2021.

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Year Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(69,628)	$(23,254)
Net cash used in investing activities	(4,738)	(6,609)
Net cash provided by financing activities	377,829	17,226
Net increase (decrease) in cash, cash equivalents and restricted cash	$303,463	$(12,637)

Operating Activities

During the year ended December 31, 2021, operating activities used $69.6 million resulting from a net loss of $10.9 million, $30.0 million of cash used by changes in operating assets and liabilities, and non-cash adjustments of $28.8 million. The non-cash adjustments consisted of a $46.2 million of change in the fair value of contingent earn-out liability, $6.4 million of change in the fair value of contingently issuable common stock liability and $12.6 million of change in the fair value of public warrant liability, partially offset by $12.7 million on loss of extinguishment of debt, $5.2 million in noncash interest expense, $8.5 million in stock-based compensation expense, $2.9 million in depreciation and amortization expense, $2.1 million on write-off of inventory, $1.9 million from loss from impairment of property and equipment, $1.7 million of change in the fair value of derivative liability, $0.9 million of change in fair value of common stock warrant liability, and $0.6 million on loss of disposal of property and equipment. The changes in operating assets and liabilities consisted primarily of cash used by an increase of $17.5 million in inventory, $10.1 million in prepaid expenses and other current assets, an increase of $5.1 million in accounts receivable, an increase of $4.9 million in contract assets, and an increase of $3.1 million in commission assets, partially offset by an increase in deferred revenue of $5.0 million, an increase of $5.2 million in accrued expenses and other current liabilities, and an increase of $0.6 million in deferred rent.

The changes in commission assets and deferred revenue were primarily due to a continued shift towards a subscription-based model. The increase in accounts receivable is primarily due to higher sales driven by an increase in customers and the timing of billings to customers. The increase in accrued expenses and other current liabilities is primarily due to an increase in sales and marketing and general and administrative expenses due to the growth in our business and operating as a public company, the timing of vendor invoicing and payments, and the increase in sales tax contingency liability as we may owe additional sales and use taxes in various jurisdictions. The increase in prepaid expenses and other current assets is primarily due to an increase in prepaid insurance related to an increase in director and officer insurance premiums as a result of becoming a public company and an increase in prepaid deposits related to orders placed for Express units. The increase in inventory is primarily due to an increase in the production of Express units to meet customer demand. The increase in contract assets is primarily due to an increase in purchase subscriptions.

During the year ended December 31, 2020, cash used from operating activities was $23.3 million, primarily resulting from a net loss of $27.4 million, partially offset by $2.3 million of cash provided by changes in operating assets and liabilities and non-cash adjustments of $1.8 million. The non-cash adjustments consisted primarily of $1.1 million of depreciation and $0.7 million in stock-based compensation. The changes in operating assets and liabilities consisted primarily of cash used by increases of $0.5 million in accounts receivable, $1.8 million in commission assets, $1.5 million in inventory and $0.4 million in prepaid expenses and other current assets, which were partially offset by increases of $2.3 million in deferred revenue, $2.3 million in accrued expenses and other current liabilities and $1.9 million in accounts payable.

The changes in commission assets and deferred revenue were primarily due to a shift towards a subscription-based model. The increase in accrued expenses and other current liabilities and accounts payable is primarily due to an increase in sales and marketing and general and administrative expenses due to the growth in our business and the anticipation of the Merger, as well as the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets is primarily due to the increase in prepaid subscriptions due to the increase in purchased subscriptions.

The increase in accounts receivable is primarily due to higher sales and the timing of payments from customers. The increase in inventory is primarily due to Express units now being held in inventory.

Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $4.7 million, primarily consisting of $3.7 million for the purchases of property and equipment and $1.0 million for the development of internal-use software.

During the year ended December 31, 2020, cash used in investing activities was $6.6 million, primarily consisting of the purchases of property and equipment.

Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $377.8 million, primarily consisting of $300.0 million from the issuance of common stock in connection with the PIPE investment, $84.9 million of proceeds, net of redemptions, from the closing of the Merger, $31.9 million from the issuance of long-term debt, net of issuance costs, and $0.9 million from the exercise of stock options, partially offset by $34.1 million in net cash outflows from the payment of offering costs in connection with the Merger, $5.4 million for the repayment of principal on long term debt and $0.4 million for the repayment of financing obligations.

During the year ended December 31, 2020, cash provided by financing activities was $17.2 million primarily consisting of $25.5 million from the issuance of long-term debt, net of issuance costs, $3.0 million from the issuance of Series B-1 convertible preferred stock, net of issuance costs, and $0.4 million from the exercise of stock options, partially offset by $11.5 million in net cash outflows for the repayment of long-term debt.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenue from (1) subscription arrangements accounted for as operating leases and (2) from the sale of products, inclusive of services and maintenance, and (3) professional services. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.

Product Revenue

We derive revenue from the sale of our Express and Edge equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each customer contract. Products are predominately sold with distinct services, which are described in the services section below.

Subscription Revenue

In addition to selling products directly to customers, we also lease Express and Edge equipment. These arrangements convey the right to use the equipment for a period of time (generally 48 months) in exchange for consideration and therefore are accounted for under ASC 840 due to the scope exception of ASC 606-10-15-2. Lease terms are typically four years and customers pay quarterly or annual fixed payments for the lease and maintenance elements over the contractual lease term.

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (1) distinct services, such as installation, training, SaaS, and maintenance, and (2) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and maintenance performance obligations are classified as a single category of subscription revenue in the consolidated statements of operations and comprehensive loss.

As our leases with customers are generally classified as operating leases, lease revenue is recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

Services Revenue

We provide installation, training, SaaS, and maintenance services for our products. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. SaaS include data-driven security information and analytics insights. Maintenance consists of technical support, bug fixes, and when-and-if-available threat updates. Maintenance revenue is recognized ratably over the period of the arrangement. We sell separately priced extended or nonstandard warranty services and preventative maintenance plans, which are recognized ratably over the associated service period.

Revenue from Channel Partners

A portion of our revenue is generated by sales in conjunction with our channel partners. When we transact with a channel partner, our contractual arrangement is with the channel partner and not with the end-use customer. Whether we transact with a channel partner and receive the order from a channel partner or directly from an end-use customer, our revenue recognition policy and resulting pattern of revenue recognition is the same.

Standalone Selling Price

We allocate the transaction price to each distinct performance obligation based on the standalone selling price (“SSP”) of each product or service. Our contracts may include multiple performance obligations when customers purchase a combination of products and services. When our customer arrangements have multiple performance obligations that contain a lease for Express or Edge equipment for the customer’s use at our site as well as distinct services that are delivered simultaneously, we allocate the arrangement consideration between the lease deliverables and non-lease deliverables based on the relative estimated SSP of each distinct performance obligation. For multiple performance obligation arrangements that do not contain a lease, we allocate the contract’s transaction price to each performance obligation on a relative SSP basis.

Stock-Based Compensation

We measure stock-based option awards granted to employees, consultants and directors based on their fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

Prior to the closing of the Merger, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, which uses the following inputs: (1) the fair value per share of the common stock issuable upon exercise of the option, (2) the expected term of the option, (3) expected volatility of the price of the common stock, (4) the risk-free interest rate, and (5) the expected dividend yield.

After the closing of the Merger, our board of directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by Nasdaq on the date of grant.

The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. The Company has historically been a private company and continues to lack sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected share volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.

Valuation of Contingent Earn-out Liability

The estimated fair value of the contingent earn-out shares are determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The significant assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, drift rate, and a percentage of change in control and expected term. For potential common stock issuances related to a stock price milestones, the fair value was determined based on our expectations of achieving such a milestone and the simulated estimated stock price on the expected date of achievement.

We believe our assumptions are reasonable based on available information, our experience, knowledge, and judgments. These estimates can be affected by factors that are difficult to predict including future (1) EVLV closing price per share on the Nasdaq, (2) estimated stock price volatility over the earn-out period, and (3) risk free rates. Changes in assumptions and estimates used in our analysis, or future results that vary from assumptions used in the analysis, could affect the fair value of the contingent earn-out and could result in material changes in future periods.

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

We believe our assumptions are reasonable based on available information, our experience, knowledge, and judgments. These estimates can be affected by factors that are difficult to predict including future (1) EVLV closing price per share on the Nasdaq, (2) estimated stock price volatility over the contingently issuable common shares period, and (3) risk free rates. Changes in assumptions and estimates used in our analysis, or future results that vary from assumptions used in the analysis, could affect the fair value of the contingently issuable common stock and could result in material changes in future periods.

Valuation of Common Stock Warrant Liability and Public Warrant Liability

We classify certain warrants to purchase shares of our common stock (the “Common Stock Warrant”) as liabilities on our consolidated balance sheets as these warrants are free-standing financial instruments that may require us to adjust the exercise price and number of shares that is not consistent with a fixed-for-fixed option pricing model. The warrant liability associated with each of these warrants was initially recorded at fair value on the issuance date of each warrant and is subsequently remeasured to fair value at each balance sheet date. Changes in fair value of the warrants are recognized as a component of other income (expense), net in our statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the warrants are exercised, expire or qualify for equity classification.

For the common stock warrant, we utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include (1) the fair value per share of the underlying shares of applicable series of stock issuable upon exercise of the Warrants, (2) the remaining contractual term of the Warrants, (3) the risk-free interest rate, (4) the expected dividend yield and (5) the expected volatility of the price of the underlying applicable common stock. Prior to the closing of the Merger, we assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. We estimate the fair value per share of the underlying stock based in part on the results of third-party valuations and additional factors deemed relevant. Upon the closing of the Merger, the common stock warrant net settled and converted to common stock. As of December 31, 2021, we no longer have common stock warrants classified as liabilities.

In connection with the closing of the Merger, we assumed the Public Warrants to purchase shares of common stock, which were classified as a liability, as the Public Warrants do not meet the criteria to be indexed to our common stock. As of December 31, 2021, the Public Warrants remain outstanding. Accordingly, we recorded the warrants at fair value upon the closing of the Merger with a corresponding adjustment to additional paid-in capital. After the initial measurement, the fair value of the Public Warrants is subsequently remeasured quarterly based on the listed market price on the Nasdaq of such Public Warrants.

Valuation of Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, record charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, our estimates of forecasted net revenue, market conditions and expected product life cycles. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional write-offs. Such charges are classified as cost of product revenue in the statements of operations and comprehensive loss. Any write-down of inventory to net realizable value creates a new cost basis. We recorded $1.6 million in write-offs of Edge units during the year ended December 31, 2021 as the Company is no longer selling this product. We did not record any write-offs on inventory during the year ended December 31, 2020.

Capitalized Internal-Use Software

Software development costs consist of certain consulting costs and compensation expenses for employees who devote time to the development projects of our internal-use software, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We amortize these development costs over the estimated useful life of four years. We determined that a four year life is appropriate for our internal-use software based on our best estimate of the useful life of the internal-use software after considering factors such as continuous developments in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets on a quarterly basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

We determine the amount of internal software costs to be capitalized based on the amount of time spent by our developments on projects in the application stage of development. There is judgment in estimating the time allocated to a particular project in the application stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result of this election, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our operations are primarily within the United States and we transact only in United States dollars. Therefore, we do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $308.2 million as of December 31, 2021. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. At December 31, 2021, we had $9.9 million in variable rate debt outstanding. A hypothetical 10% change in interest rates would not have a material impact on annualized interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on July 22, 2021 and August 16, 2021.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger with Legacy Evolv on July 16, 2021. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal control over financial reporting for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021.

Material Weaknesses in Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

•	We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including the classification of various accounts in the consolidated financial statements.
•	We did not design and maintain processes and controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls to timely analyze and account for debt modifications and extinguishments, convertible notes, warrant instruments, non-routine complex revenue transactions including the leasing of products and transfer of inventory for leased assets into property plant and equipment, merger transactions, and the accounting and valuation of earn out liabilities.
•	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries.
•	We did not design and maintain effective controls to ensure the recording of revenue transactions in the appropriate period.
•	We did not design and maintain effective controls over the completeness and accuracy of accounts payable and accrued liabilities.

These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earnout liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of the entity acquired as part of the July 16, 2021 Merger Agreement related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•	We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that

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

Remediation Plan for the Material Weaknesses

We have begun the process of, and are focused on, designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

•	We are in the process of hiring additional accounting and IT personnel, to bolster our reporting, technical accounting and IT capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties and have engaged outside consultants to assist us in these efforts.
•	We added, and continue to add, finance personnel, including a Chief Financial Officer and Chief Accounting Officer and Corporate Controller, to the organization to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures.
•	We are in the process of designing and implementing controls related to the period-end financial reporting process and controls over the classification of various accounts in our consolidated financial statements.
•	We are in the process of designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memorandum addressing these matters.
•	We are in the process of designing and implementing controls related to revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period.
•	We are in the process of designing and implementing controls over the completeness and accuracy of accounts payable and accrued liabilities.
•	We are in the process of designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
•	We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. During the year ended December 31, 2021, we engaged outside consultants to assist us in the evaluation and implementation of a new ERP system.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Executive Officers:
Peter George	63	President and Chief Executive Officer
Mario Ramos	50	Chief Financial Officer and Chief Risk Officer
Anthony John De Rosa	49	Chief Revenue Officer
Anil Chitkara	53	Head of Corporate Development and Founder
Michael Ellenbogen	57	Head of Advanced Technology, Founder, and Director
Non-Employee Directors:
Alan Cohen	61	Chairman of the Board
Kevin Charlton	56	Director
Neil Glat	54	Director
David Orfao	62	Director
Merline Saintil	45	Director
John Kedzierski	43	Director
Kimberly Sheehy	57	Director
Mark Sullivan	67	Director
Bilal Zuberi	45	Director

Executive Officers

Peter G. George. Peter G. George has served as our President and Chief Executive Officer since July 2021. Prior to that, Mr. George served as Legacy Evolv’s Chief Executive Officer and President since January 2020. Prior to assuming the role of Chief Executive Officer at Legacy Evolv, Mr. George served as Chief Commercial Officer of Legacy Evolv from February 2019 to December 2019. Prior to joining Legacy Evolv, Mr. George served as President, Chief Executive Officer and Chairman of Fidelis Cybersecurity, a company focused on threat and data breach detection, from March 2008 to August 2019. Mr. George also served as the Chief Executive Officer of Empow Cybersecurity, a company offering intelligent, AI and natural language processing solutions to reduce false positives during threat detection, from March 2018 to November 2018. Mr. George serves on the Board of Directors of Corero Network Security PLC (LON:

CNS), including its Compensation Committee, since January 2019. Mr. George received a Bachelor of Arts degree in History from the College of the Holy Cross in 1981.

Mario Ramos. Mario Ramos has been our Chief Financial Officer and Chief Risk Officer since November 2021. Prior to joining the Company, Mr. Ramos served as Executive Vice President, Chief Financial Officer and Chief Risk Officer of Edelman Financial Engines, an independent financial planning and investment management firm, from 2019 until October 2021. Prior to joining Edelman Financial Engines, Mr. Ramos served as Senior Vice President and Chief Financial Officer of CVS Caremark, the pharmacy benefits management subsidiary of CVS Health. Before becoming Caremark’s Chief Financial Officer in 2018, Mr. Ramos was head of CVS’s M&A and Corporate Development group where he led CVS’s acquisition and integration of Aetna. He has also served as Chief Operating Officer of CVS International from 2013 to 2016 and previously spent over 17 years in investment banking. Mr. Ramos earned an MBA from The Mason School of Business at The College of William & Mary and a Bachelor’s Degree from The University of Richmond.

Anthony John De Rosa. Anthony John De Rosa has been our Chief Revenue Officer since July 2021. Prior to that, Mr. De Rosa served as Legacy Evolv’s Chief Revenue Officer since October 2020. From April 2015 to September 2020, Mr. De Rosa was the Chief Revenue Officer of Orbital Insight, Inc., a remote sensing and artificial intelligence company focused on using satellite imagery and computer vision to create time series analytics, and engaging in geospatial analytics. From November 2002 to March 2015, Mr. De Rosa served as the Senior Managing Director of Eze Software Group, a trading, portfolio management and compliance software company in the investment management sector. Mr. De Rosa received a Bachelor of Science degree in Economics from Lehigh University of Business in 1995 and was part of the Executive Management Program at Stanford University’s Graduate School of Business in 2018.

Anil R. Chitkara. Anil R. Chitkara has been our Head of Corporate Development since July 2021. Prior to that, Mr. Chitkara co-founded Legacy Evolv with Michael Philip Ellenbogen July 2013, serving as Legacy Evolv’s Head of Corporate Development since that time. Prior to co-founding Legacy Evolv, Mr. Chitkara was the Senior Vice President, Market Development for Oco, Inc., a business analytics software provider that was subsequently acquired by Deloitte, from January 2007 to June 2011. Prior to joining Oco, Inc., Mr. Chitkara was the Vice President of Parametric Technology Corporation, a company currently offering a variety of augmented reality, industrial IoT, PLM and CAD solutions, from May 2001 to January 2007. Mr. Chitkara received a Bachelor of Science degree in Business Administration from Boston University in 1989 and a Master of Business Administration degree from the Tuck School of Business at Dartmouth College in 1994.

Michael Philip Ellenbogen. Michael Philip Ellenbogen has been our Head of Advanced Technology since July 2021. Prior to that, Mr. Ellenbogen co-founded Legacy Evolv with Anil R. Chitkara in July 2013 and served as Legacy Evolv’s Head of Advanced Technology since January 2020. Prior to that, Mr. Ellenbogen served as the Legacy Evolv’s Chief Executive Officer from August 2013 to January 2020. Prior to co-founding Evolv, Mr. Ellenbogen was the founder, President and Chief Executive Officer of Reveal Imaging Technologies, an X-ray imaging systems company focusing on automated explosives detection, from 2002 to 2010. Prior to joining Reveal, Mr. Ellenbogen was the Vice President of Research & Development and Business Development of PerkinElmer Detection Systems, a provider of X-ray-based security technologies, from 1994 to 2002. During his 25-plus year career in the security industry, Mr. Ellenbogen has proven his expertise in product and business development, as well as stakeholder value creation. In addition, Mr. Ellenbogen is an inventor with 20 awarded patents. Mr. Ellenbogen received a Bachelor of Science degree in Physics from Colgate University in 1986.

Non-Employee Directors

Alan Cohen. Alan Cohen has been the Chairman of the Evolv’s Board of Directors (Evolv’s “Board”) since July 2021. Mr. Cohen is a veteran executive and board member with over 25 years of experience working with technology companies. Since 2019, Mr. Cohen has been a partner at DCVC, a venture capital firm. Prior to that, Mr. Cohen was Chief Commercial Officer for Illumio, a cybersecurity software firm, from 2013 to 2018. Mr. Cohen has served on the boards of directors of numerous DCVC portfolio companies specializing in physical and cybersecurity, payments, AI, and enterprise sectors and has been an advisor and investor in multiple billion-dollar companies. Mr. Cohen received a Bachelor of Arts degree in English from SUNY Buffalo in 1981, a Master of Arts degree in English from the University of Vermont in 1984, a Master of Arts degree in International Affairs and Economics from the American University School of International Service in 1986 and Master of Business Administration degree with a focus on Finance from New York University in 1990. We believe Mr. Cohen is qualified to serve on Evolv’s Board based on his experience working with technology companies and the leadership roles he has held.

Kevin Charlton. Kevin Charlton has been a director on Evolv’s Board since July 2021, and currently serves as Chairman of Give Evolv LLC. Mr. Charlton has been the Co-Chairman of NewHold Enterprises LLC since 2017 and has spent more than 20 years in private equity. Prior to NewHold Enterprises LLC, Mr. Charlton was the Co-Founder of River Hollow Partners from June 2013 through April 2017. From January 2014 through February 2015, Mr. Charlton was the President and Chief Operating Officer of Hennessy Capital Acquisition Corp., a $115 million NASDAQ-listed SPAC that merged with Blue Bird Corporation (NASDAQ: BLBD), the school bus manufacturer, in February 2015. From July 2015 through February 2017, he then served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Hennessy Capital Acquisition Corp. II, a $200 million NASDAQ-listed SPAC that merged with Daseke, Inc. (NASDAQ: DSKE), in February 2017. From July 2017 through October 2019, Mr. Charlton served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Hennessy Capital Acquisition Corp. III, a $275 million NYSE-listed SPAC that merged with NRC Group (NYSE: NRCG) in October 2018. Prior to NewHold, Mr. Charlton was with JPMorgan (NYSE: JPM), Investcorp, and Macquarie (ASX: MQG). Mr. Charlton has served on more than 25 Boards of Directors in all relevant roles, and in almost all cases as Chairman or Lead Director on behalf of the majority owner. Prior to his career in private equity, Mr. Charlton was with McKinsey and Company in New York and NASA Headquarters in Washington, DC. Mr. Charlton has been Chairman of American AllWaste LLC since May 2018, and currently serves on the Boards of Daseke, Inc. (NASDAQ: DSKE), a heavy haul trucking company that he took public in February 2017; Spirit Realty Capital (NYSE: SRC), a triple net commercial REIT that he took public in 2012; and Macro Energy LLC, a high efficiency lighting company. Mr. Charlton has successfully sold companies to both strategic and financial investors, maximized value through the staged exit to separate buyers, and taken companies public, including companies in the manufacturing, distribution, business services, transportation, real estate, consumer products, and food and beverage sectors. He has a long history of working in partnership with management to develop and execute a strategic agenda. Mr. Charlton received his Bachelor’s degree in Aerospace Engineering cum laude from Princeton University in 1988, his Master of Science in Aerospace Engineering with Distinction from the University of Michigan in 1990, and his Master of Business Administration with Honors from the Kellogg School at Northwestern University in 1995. We believe that Mr. Charlton is qualified to serve on Evolv’s Board based on his broad private equity and public company experience.

Neil Glat. Neil Glat has been a director on Evolv’s board since July 2021. He was appointed in December 2021 as Co-President, Americas for SPORTFIVE, a global sports, entertainment, and marketing agency. From September 2019 to Present, Mr. Glat has been the Managing Member of NG Strategies, LLC and has been serving on advisory boards and providing strategic advice to sports, media, and technology businesses. From April 2012 through August 2019, Mr. Glat served as President of the New York Jets, and, from September 2019 to March 2020, he was a Senior Advisor to the New York Jets. Prior to that, Mr. Glat was a senior executive at the National Football League for 15 years, where he oversaw corporate development and strategy, in addition to having top-tier experience in management consulting at McKinsey & Company and investment banking at Dillon, Read & Co. Mr. Glat is currently a Senior Advisor for Arctos Sports Partners, a private equity platform focused on the professional sports industry. He also is on the Board of ASM Global, a privately-held company which is the world’s largest stadium, arena, convention center, and venue management company and which was formed by the merger of SMG and AEG Facilities. In addition, Mr. Glat serves on many philanthropic boards. Mr. Glat has extensive operating and strategic experience in sports, entertainment, media, and hospitality. During his more than 25 years in combined tenures at the New York Jets, the National Football League, and professional service firms, Mr. Glat has consistently focused on, among other things, driving revenue growth, increasing consumer engagement, identifying new businesses, encouraging innovation, developing forward-looking strategies, and executing strategic transactions and deals. Mr. Glat earned a Bachelor of Sciences in Economics from The Wharton School at the University of Pennsylvania and a JD from Harvard Law School. We believe that Mr. Glat is qualified to serve on Evolv’s Board based on his experience in sports (in particular with professional sports franchises) and related industries and the leadership roles he has had.

David Orfao. David Orfao has been a director on Evolv’s Board since July 2021. Mr. Orfao has been a partner at General Catalyst, a venture capital firm focused on investments in the software sector, since 2000. Prior to joining

General Catalyst, Mr. Orfao was the Chief Executive Officer of Allaire Corporation, a computer software company that was later acquired by Macromedia followed by Adobe. Mr. Orfao has served on the boards of directors of several public companies including Allaire Corporation from 1999 to 2001; Imprivata, Inc., an IT security company that was subsequently acquired by Thomas Bravo, from 2002 to 2010; and Bright Cove, Inc. (NASDAQ: BCOV), a software company, from 2005 to 2012. Mr. Orfao received a Bachelor of Arts degree in Accounting and Business from Norwich University in 1981. We believe Mr. Orfao is qualified to serve on Evolv’s Board based on his knowledge of and broad experience working in the computer software and information technology sectors.

Merline Saintil. Merline Saintil has been a director on Evolv’s Board since July 2021. Ms. Saintil has served as a technology and business executive at Fortune 500 and privately-held companies, including Intuit, Yahoo, PayPal, Adobe, Joyent, and Sun Microsystems. From 2019 to 2020, she was the Chief Operating Officer, R&D-IT of Change Healthcare Inc. Prior to that, Ms. Saintil held the position of Head of Operations, Product & Technology with Intuit Inc. from November 2014 until August 2018. Ms. Saintil has served on the Boards of Directors of TD Synnex (NYSE: SNX) since 2021, Rocket Lab (NASDAQ: RKLB) since 2021, Lightspeed (NYSE: LSPD) since 2020, ShotSpotter (NASDAQ: SSTI) from 2019-2021, Banner Corporation (NASDAQ: BANR) since 2017, Alkami Technology (NASDAQ: ALKT) since 2010, and Evolv since 2021. She is a member of the Audit Committees at Rocket Lab, AlkamiTechnology and TD Synnex. She is the Chair of the Risk Committee at Lightspeed and member of the Risk Committee at Banner, as well. She is member of the Compensation Committees at Banner, Lightspeed, and Gitlab. She is member of the Information Systems Committee at Alkami and member of the Nominating & Governance Committee at Lightspeed. Ms. Saintil has received numerous accolades during her career, most recently being named Women Inc.’s 2019 Most Influential Corporate Board Director. In prior years, she was ranked one of the Most Powerful Women Engineers in the World by Business Insider magazine, she was recognized as a Women of Influence 2017 by Silicon Valley Business Journal and she has earned a Lifetime Achievement Award from Girls in Tech. She is certified in Cybersecurity Oversight by the National Association of Corporate Directors and the Carnegie Mellon Software Engineering Institute. Ms. Saintil earned a Bachelor of Science degree in Computer Science from Florida A&M University in 1998 and a Master of Science degree in Software Engineering Management from Carnegie Mellon University in 2005, and has completed Stanford Directors’ College and Harvard Business School’s executive education program. We believe Ms. Saintil is qualified to serve on Evolv’s Board based on her broad corporate background and service on the boards of directors of technology public companies.

Our Board of Directors do not believe that Ms. Saintil’s outside boards (5 in total, including Evolv) or other commitments limit her ability to devote sufficient time and attention to her duties as a director of the Company. Ms. Saintil has demonstrated that she has effectively balanced her responsibilities of serving on the Board of Directors.

John Kedzierski. John Kedzierski has been a director on Evolv’s Board since January 2022. He replaced Mahesh Saptharishi as Motorola’s representative on the Board of Directors. He is currently Senior Vice President and General Manager of Video Security and Access Control at Motorola, since July 2019. He is responsible for product management, research and development, and sales for the Video Security and Access Control business. Immediately prior to leading the Video Security and Access Control business, Mr. Kedzierski was Corporate Vice President of Systems and Infrastructure products from October 2017 to July 2019. From September 2015 to October 2017, Mr. Kedzierski was Corporate Vice President and General Manager of North America Services and Commercial Markets. He holds a Bachelor of Science degree in Computer Engineering from the University of Illinois at Urbana-Champaign, and a Master of Business Administration from Northwestern University’s Kellogg School of Management. We believe Mr. Kedzierski is qualified to serve on Evolv’s Board based on his broad experience working in security and technology.

Kimberly Sheehy. Kimberly Sheehy has been a director on Evolv’s Board since July 2021. From March 2019 to May 2020, she was the Chief Financial Officer of ResMan LLC, a privately-owned software company providing software solutions to multi-family residential property managers. Previously, from April 2018 to March 2019, she served as Chief Financial Officer of Lori’s Gifts, Inc., a privately-owned retail company serving hospitals throughout the United States. From November 2015 to October 2017, Ms. Sheehy served as the Chief Financial Officer of StackPath, LLC, an edge computing platform provider, and from November 2012 to October 2015, Ms. Sheehy served as Chief Financial & Administrative Officer of CyrusOne Inc. (Nasdaq: CONE), a public high-growth real estate investment trust specializing in engineering, building and managing data center properties. She has also held various senior roles at Cincinnati Bell Inc. Ms. Sheehy has also served on the Compensation Committee (since June 2020) and the Audit Committee (since

December 2017) of Switch, Inc. (NYSE: SWCH), and on the Audit and Nominating and Governance Committees of Carlotz Inc. (NASDAQ: LOTZ) since January 2021. In addition, Ms. Sheehy has been a Certified Public Accountant since 1990. Ms. Sheehy earned a Bachelor of Science degree in accounting from the University of Cincinnati in 1989. We believe that Ms. Sheehy is qualified to serve on Evolv’s board based on her extensive executive, managerial, accounting and public company experience. We believe that Ms. Sheehy is qualified to serve on Evolv’s board based on her extensive executive, managerial, accounting and public company experience.

Mark Sullivan. Mark Sullivan has been a director on Evolv’s Board since July 2021. Since January 2018, Mr. Sullivan has been the owner of Mark Sullivan Consulting in St. Petersburg Beach, Florida. Prior to that, Mr. Sullivan was a Principal at Global Security and Innovative Strategies from February 2013 to December 2017. Before entering the private sector, Mr. Sullivan was a federal agent for 35 years, 30 years as a special agent with the U.S. Secret Service, serving in a variety of leadership roles. He was appointed Director of the Secret Service by the President in May 2006 and served in that position until February 2013. Mr. Sullivan served on the Board of Directors of Command Security Corporation (now known as Prosegur (BME:PSG)), a full-service security solutions company, from July 2013 to January 2019 and served on our Compensation Committee from May 2015 to January 2019. Mr. Sullivan received his Bachelor of Science degree in Criminal Justice from St. Anselm College in 1977. We believe Mr. Sullivan is qualified to serve on Evolv’s Board based on his experience working in security services, both in the public and private sectors.

Bilal Zuberi. Bilal Zuberi has been a director on Evolv’s Board since July 2021. Since May 2013, Mr. Zuberi has been a partner at Lux Capital, a firm that invests in technology start-ups. At Lux Capital, Mr. Zuberi has lead Lux’s investments in Saildrone, autonomous ocean data collection; AirMap, unmanned air traffic management platform; Desktop Metal, metal 3D printing; Nozomi Networks, industrial cyber security; Zededa, open-source virtualization of the cyber-physical edge; Fiddler, which is making AI explainable; Evolv, physical security screening; Orbital Insight, image analysis and data science at petabyte scale; Veo Robotics, collaborative industrial robotics; Applied Intuition, a simulation platform for autonomous mobility; Yonder, an authentic internet company; Higharc, a company democratizing custom home design; Lightform, projection mapping/AR; and others. Prior to joining Lux Capital, Mr. Zuberi was a principal at General Catalyst Partners from October 2008 to May 2013, where he led the firm’s investments in deep tech, including energy, robotics, medtech, and hardware and software systems. Before becoming an investor, he co-founded GEO2 Technologies in January 2004. Earlier in his career, Mr. Zuberi was a management consultant at The Boston Consulting Group from September 2003 to May 2004, where he advised management teams in complex business and strategy issues. Mr. Zuberi is a member of the Advisory Board of the Lemelson Foundation and has served on the boards of multiple private companies, including serving as a member of certain of such companies’ audit and compensation committees. Mr. Zuberi has also served as a member of Desktop Metal Inc.’s (NYSE: DM) audit committee since December 2020. Mr. Zuberi received a Bachelor of Science degree in Chemistry from The College of Wooster in 1998 and a Ph.D. in Physical Chemistry (with a focus in materials and analytical chemistry) from the Massachusetts Institute of Technology in 2003. We believe Mr. Zuberi is qualified to serve on Evolv’s Board based on his experience working with physical infrastructure and technology companies.

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code is posted on our corporate website at https://ir.evolvtechnology.com. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the Code. We granted no waivers under the Code in 2021. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, nominating and corporate governance committee, compensation committee and technology sub-committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

We have a separately-designed standing committee that consists of Kimberly Sheehy, Neil Glat and Merline Saintil, with Kimberly Sheehy serving as chair. Rule 10A-3 of the Exchange Act and the NASDAQ rules require that our audit committee have at least one independent member, have a majority of independent members and be composed entirely of independent members. Our board of directors has affirmatively determined that Kimberly Sheehy, Neil Glat and Merline Saintil each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NASDAQ rules. Each member of our audit committee also meets the financial literacy requirements of NASDAQ listing standards. In addition, our board of directors has determined that Kimberly Sheehy qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION

Executive Compensation

Overview

Our named executive officers for the year ended December 31, 2021 (collectively, the “named executive officers”) are:

●	Peter George, who serves as President and Chief Executive Officer and is our principal executive officer;
●	Mario Ramos, who serves as Chief Financial Officer and Chief Risk Officer and is our principal financial officer; and
●	Anil Chitkara, Co-Founder, who serves as Head of Corporate Development.

This section also describes the actions and decisions of our board of directors and compensation committee as it relates to fiscal 2021 compensation decisions.

2021 Summary Compensation Table

The following table presents information regarding the total compensation of our named executive officers for the year ended December 31, 2021:

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary		Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	Bonus ($)	($)(1)	($)(1)	($)(2)	($)	($)
Peter George President and Chief Executive Officer	2021	372,204	225,150	3,505	—	—	—	600,859
Mario Ramos Chief Financial Officer and Chief Risk Officer	2021	66,154	—	4,399,999	—	—	—	4,466,153
Anil Chitkara Co-Founder, Head of Corporate Development	2021	245,505	—	3,505	88,206	272,055	—	609,271

(1)	Amounts reflect the full grant-date fair value of stock awards and stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Amount shown reflects the commissions paid to Mr. Chitkara under a variable compensation plan, described below.

Narrative Disclosure to Summary Compensation Table

Base Salary

The base salaries of our named executive officers are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salary is a visible and stable fixed component of our compensation program. Base salary for Mr. Chitkara was established with his appointment to his current position, and Mr. Ramos’ base salary was established at his time of hire. The following table sets forth the annualized base salaries of our named executive officers for 2021:

2021 Annual Base
Named Executive Officer	Salary
Peter George	$474,000
Mario Ramos	$430,000
Anil Chitkara	$263,000

Annual Incentive Compensation

We consider annual cash incentive bonuses to be an important component of our total compensation program and provides incentives necessary to retain executive officers. In 2021, Mr. George and Mr. Ramos are eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the named executive officer’s base salary. In 2021, Mr. George’s target bonus was 50% of his base salary.

For 2021, Mr. George’s annual bonus was determined based on the achievement of metrics related to revenue, new employee hiring goals, unit bookings, successful completion of the Business Combination, and manufacturing goals. The Compensation Committee approved a 95% funding of the bonus pool based on achievement of these metrics. The actual bonus earned by Mr. George for 2021 is set forth above in the Summary Compensation Table in the column entitled “Bonus.”

Mr. Chitkara is eligible to earn annual variable compensation in accordance with a commission plan established each year. For 2021, his variable compensation was targeted at $200,000 if he achieved bookings-related sales quotas with respect to key customers and markets identified by the board of directors as strategically important to Evolv. His maximum variable compensation for 2021 was capped at $349,000. The actual bonus earned by Mr. Chitkara for 2021 is set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Employment Agreements

We are party to employment agreements with each of our named executive officers. The arrangements generally provide for at-will employment without any specific term and set forth the named executive officer’s initial base salary, bonus potential, eligibility for employee benefits and severance benefits upon a qualifying termination of employment, subject to such employee executing a separation agreement with us.

Peter George

On January 4, 2021 we entered into an amended and restated employment agreement with Mr. George, our President and Chief Executive Officer. Pursuant to his agreement, Mr. George is entitled to an annual base salary of

$275,000 and is eligible to receive a target annual incentive bonus of 50% of his base salary. As of August 4, 2021, Mr. George’s annual base salary was increased to $474,000 by the Compensation Committee.

Pursuant to his agreement, if Mr. George’s employment is terminated by us without “cause” or by Mr. George following his resignation with “good reason”, he is entitled to: (1) continued payment of his base salary for a period of 12 months, (2) payment of an amount equal to his current year target bonus, paid in a lump sum within 60 days following his termination date, (3) payment of premiums for continued health benefits to him under COBRA for up to 12 months following his termination, and (4) his vested options remaining exercisable for 12 months following his termination. If Mr. George’s employment is terminated without cause or resigns with good reason within one year following a “change of control” (as defined in his agreement), he is entitled to the aforementioned payments and benefits, except that any then- unvested outstanding equity awards will become vested in their entirety as of the last day of his employment. Mr. George’s benefits are conditioned, among other things, on his complying with his post- termination obligations under his agreement and timely signing a general release of claims in our favor.

Mario Ramos

On October 29, 2021, we entered into an employment agreement with Mr. Ramos, our Chief Financial Officer and Chief Risk Officer. Pursuant to his agreement, Mr. Ramos is entitled to an annual base salary of $430,000 and is eligible to receive a target annual incentive bonus of 50% of his base salary. In addition, Mr. Ramos was provided an initial grant of 677,966 RSUs to be granted in connection with his commencement of employment with the Company, which were granted on November 1, 2021, and will vest in equal annual installments on the first three anniversaries of his commencement of employment.

Pursuant to his agreement, if Mr. Ramos’ employment is terminated by us without “cause” or by Mr. Ramos following his resignation with “good reason”, he is entitled to: (1) continued payment of his base salary for a period of twelve months, (2) payment of an amount equal to 100% of his current year target bonus, paid in a lump sum within 60 days following his termination date, (3) payment of premiums for continued health benefits to him under COBRA for up to 12 months following his termination, and (4) his vested options remaining exercisable for 12 months following his termination. If Mr. Ramos’s employment is terminated without cause within one year following a “change of control” (as defined in his agreement), he is entitled to the aforementioned payments and benefits, except that any then-unvested outstanding equity awards will become vested in their entirety as of the last day of his employment. Mr. Ramos’s benefits are conditioned, among other things, on his complying with his post-termination obligations under his agreement and timely signing a general release of claims in our favor.

Anil Chitkara

On January 4, 2021 we entered into an employment agreement with Mr. Chitkara, our Founder and Head of Corporate Development. Pursuant to his agreement, Mr. Chitkara is entitled to an annual base salary of $228,800 and is eligible to receive an annual variable compensation award each year, determined based on a commission plan containing performance criteria mutually agreed to by him and Evolv. As of August 4, 2021, Mr. Chitkara’s annual base salary was increased to $263,000 by the Compensation Committee.

Pursuant to his agreement, if Mr. Chitkara’s employment is terminated by us without “cause” or by Mr. Chitkara following his resignation with “good reason”, he is entitled to: (1) continued payment of his base salary for a period of nine months, (2) payment of an amount equal to 75% of his current year target bonus, paid in a lump sum within 60 days following his termination date, (3) payment of premiums for continued health benefits to him under COBRA for up to 9 months following his termination, and (4) his vested options remaining exercisable for 12 months following his termination. If Mr. Chitkara’s employment is terminated without cause or resigns with good reason within one year following a “change of control” (as defined in his agreement), he is entitled to the aforementioned payments and benefits, except that any then- unvested outstanding equity awards will become vested in their entirety as of the last day of his employment. Mr. Chitkara’s benefits are conditioned, among other things, on his complying with his post-termination obligations under his agreement and timely signing a general release of claims in our favor.

Certain Definitions

Under the terms of each named executive officer’s employment agreement, “good reason” means (1) a material diminution in the named executive officer’s authority or responsibilities that causes the executive’s position to become of less authority or responsibility than his position immediately prior to such change, (2) a material reduction in the executive’s base salary or target incentive compensation by more than 10%, or (3) a change in the principal location where the executive performs his duties to a new location that is at least fifty miles from the prior location. In order to resign with “good reason”, the named executive officer must satisfy the notice requirements set forth in the employment agreement, including allowing Evolv 30 days to cure any event constituting “good reason.” In addition, under the terms of each employment agreement, “cause” means an executive’s (1) conduct constituting fraud, embezzlement, or illegal misconduct in connection with the performance of his duties; (2) commission of, or voluntary and freely given confession to, or plea of guilty or nolo contendere to, a crime which constitutes a felony (other than a traffic violation), an indictment that results in material injury to Evolv, or a misdemeanor involving moral turpitude; (3) willful failure to perform his employment duties or obligations (except resulting from incapacity or illness) as reasonably and lawfully directed by Evolv that continues after notice and an opportunity to cure; (4) willful misconduct or gross negligence that is materially injurious to Evolv; (5) alcohol or substance abuse that materially interferes with the performance of his duties or obligations; (6) repeated absence from work; (7) violation of any restrictive covenants entered into with Evolv; or (8) repeated violation of any of the material policies or practices of Company or a single serious violation of such policies or practices which Company, in our discretion, determines is materially injurious to Evolv.

Incentive Equity Compensation

We have historically offered stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Following the Merger, we made grants of restricted stock units to our employees, including our named executive officers. Our stock options allow employees to purchase shares of common stock at a price equal to the fair market value of a share of common stock on the date of grant, as determined by our Board of Directors in accordance with Section 409A of the Internal Revenue Code. Stock options typically vest as to 25% of the underlying shares on the first anniversary of the date of grant and in equal monthly installments over the following three years, subject to the holder’s continued employment with us. From time to time, our Board of Directors may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees. Historically, stock options have been intended to qualify as “incentive stock options” to the extent permitted under the Internal Revenue Code.

Awards of stock options were made under our 2013 Employee, Director and Consultant Equity Incentive Plan, or the 2013 Plan. The 2013 Plan is administered by the Board of Directors or a committee appointed by it to administer the plan. Options granted under the 2013 Plan have an exercise price that the 2013 Plan administrator determined is not less than the fair market value of the underlying stock on the date of grant. Options generally expire ten years from the date of grant. Following the consummation of the Merger, no new awards will be granted under the 2013 Plan.

The following table sets forth the stock options and RSUs granted to our named executive officers during 2021:

		Number of Stock	Number of RSUs
Named Executive Officer	Grant Date	Options Granted	Granted
Peter George	September 27, 2021	N/A	500
Mario Ramos	November 1, 2021	N/A	677,966
Anil Chitkara	January 11, 2021	661,215	—
	September 27, 2021	—	500

Awards of RSUs granted on September 27, 2021 will vest on September 21, 2022, subject to continued employment through that date. In addition, our board of directors granted an additional award of 400,000 time-vesting RSUs to Mr. Ramos on February 25, 2022, which will vest in full on January 1, 2023.

Other Elements of Compensation

In addition to the annual and long-term compensation described above, we provide the named executive officers with benefits and limited perquisites consistent with those provided to other company executives, as described below:

Comprehensive Benefits Package

We provide a competitive benefits package to all full-time employees, including the named executive officers, that includes health and welfare benefits, such as medical, dental, disability insurance and life insurance benefits.

Retirement Plan

We provide a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards (which consisted solely of time-vesting options to acquire shares of common stock) held by the named executive officers as of December 31, 2021:

	Option Awards						Stock Awards
									Equity	Equity
				Equity					Incentive Plan	Incentive Plan
				Incentive Plan			Number		Awards:	Awards:
				Awards:			of Shares	Market	Number of	Market or
		Number of	Number of	Number of			or Units	Value of	Unearned	Payout Value of
		Securities	Securities	Securities			of Stock	Shares or	Shares, Units	Unearned
		Underlying	Underlying	Underlying	Option		That	Units of	or Other	Shares, Units or
		Unexercised	Unexercised	Unexercised	Exercise		Have Not	Stock That	Rights That	Other Rights
		Options (#)	Options (#)	Unearned	Price	Option	Vested	Have Not	Have Not	That Have Not
Name	Grant Date	Exercisable	Unexercisable	Options (#)	($)	Expiration Date	(#)	Vested ($)	Vested ($)	Vested ($)
Peter George	February 21, 2019	835,885	605,012	—	0.40	February 20, 2029	—	—	—	—
	August 17, 2020	559,947	—	—	0.42	August 17, 2030	—	—	—	—
	August 17, 2020	1,420,825	1,544,378	—	0.42	August 17, 2030	—	—	—	—
	August 17, 2020	5,313	8,856	—	0.42	August 17, 2030	—	—	—	—
	September 27, 2021	—	—	—	—	—	500	2,230	—	—
Mario Ramos	November 1, 2021	—	—	—	—	N/A	677,966	3,023,728	—	—
Anil Chitkara	September 15, 2017	1,209,078	—	—	0.24	September 13, 2027	—	—	—	—
	August 17, 2020	5,313	8,856	—	0.42	August 17, 2030	—	—	—	—
	January 11, 2021	—	661,215	—	0.42	January 10, 2031	—	—	—	—
	September 27, 2021	—	—	—	—	—	500	2,230	—	—

2021 Director Compensation

In connection with the closing of the Merger our board of directors adopted, and our stockholders approved, a nonemployee director compensation program (the “Director Compensation Policy”). The material terms of the Director Compensation Policy are summarized below. Each non-employee director will be paid cash compensation as set forth below. All amounts for service as a chairperson of the board of directors or a committee thereof are in addition to the amount for service as a member of our board of directors. Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.

Annual
Named Executive Officer	Retainer
Member of the Board of Directors	$40,000
Chair of the Board of Directors	$30,000
Audit Committee Chair	$15,000
Audit Committee Member	$7,500
Compensation Committee Chair	$10,000
Compensation Committee Member	$5,000
Nominating and Corporate Governance Committee Chair	$8,000
Nominating and Corporate Governance Committee Member	$4,000

An eligible director who is serving on the board of directors as of the date of the annual meeting of Evolv’s stockholders each calendar year will be granted, on such annual meeting date, a RSU award with a value of $145,000 (each, an “Annual Grant”). Each Annual Grant will vest in full on the earlier to occur of (A) the first anniversary of the applicable grant date and (B) the date preceding the date of the next annual meeting following the grant date, subject to such eligible director’s continued service through the applicable vesting date.

Each eligible director who was initially elected or appointed to serve on our board of directors after the date of the merger was automatically granted a RSU award with a value equal to the value of the Annual Grant, prorated based on the date of appointment and the number of days until the next scheduled annual meeting following the grant date (each, an “Initial Grant”). The Initial Grants will vest in full on the earlier to occur of (A) the first anniversary of the applicable grant date and (B) the date of the next annual meeting following the grant date, subject to such eligible director’s continued service through the applicable vesting date.

In addition, each initial grant and annual grant will vest in full upon a change in control of our company (as defined in the Incentive Award Plan). Compensation under our Director Compensation Policy will be subject to the annual limits on non- employee director compensation set forth in the Incentive Award Plan.

The following table sets forth the compensation earned by our non-employee directors for their service on our board during 2021:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation ($)		All Other Compensation ($)	Total ($)
Alan Cohen	$		$—	$—	$		$		$		$—
Kevin Charlton	$		$—	$—	$		$		$		$—
Neil Glat (2)	$		$80,185	$—	$		$		$		$80,185
David Orfao	$		$—	$—	$		$		$		$—
Merline Saintil (3)	$		$80,185	$49,666	$		$		$		$129,851
Mahesh Saptharishi	$		$—	$—	$		$		$		$—
Kimberly Sheehy (4)	$		$80,185	$—	$		$		$		$80,185
Mark Sullivan (5)	$		$80,185	$22,303	$		$		$		$102,488
Bilal Zuberi (6)	$		$80,185	$—	$		$		$		$80,185

(1)	Amounts reflect the full grant-date fair value of stock awards and stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.
(2)	During the year ended December 31, 2021, Mr. Glat was granted 14,500 restricted stock units.
(3)	During the year ended December 31, 2021, Ms. Saintil was granted 14,500 restricted stock units and 280,918 stock options. The stock options were granted to Ms. Saintil on January 13, 2021 and the stock options vest in equal monthly over 4 years.
(4)	During the year ended December 31, 2021, Ms. Sheehy was granted 14,500 restricted stock units.
(5)	During the year ended December 31, 2021, Mr. Sullivan was granted 14,500 restricted stock units and 167,567 stock options. The stock options were granted to Mr. Sullivan on January 13, 2021 and the stock options vest in equal monthly installments over 4 years.
(6)	During the year ended December 31, 2021, Mr. Zuberi was granted 14,500 restricted stock units.

During the year ended December 31, 2021, Mr. Cohen, Mr. Charlton, Mr. Orfao, and Mr. Saptharishi waived compensation for their roles as non-employee directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our voting shares by:

●	each person who is known to be the beneficial owner of more than 5% of our voting shares;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

 Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of February 28, 2022, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Percentage ownership of our voting securities is based on 142,829,468 shares of our common stock issued and outstanding as of February 28, 2022.

	Number of
	Shares of Class A	Percentage of
	Common Stock Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
5% Stockholders:
Gates Frontier, LLC (2)	15,050,161	10.5%
Data Collective IV, L.P. (3)	10,601,281	7.4%
General Catalyst Group V, L.P. (4)	13,296,148	9.3%
Finback Evolv, LLC (5)	13,310,734	9.3%
Lux Ventures III, L.P. (6)	12,891,112	9.0%
Directors and Named Executive Officers:
Peter George (7)	3,876,539	2.7%
Mario Ramos	—	—%
Anil Chitkara (8)	2,518,286	1.7%
Michael Ellenbogen (9)	7,539,014	5.2%
Alan Cohen (10)	920,545	* %
Kevin Charlton	152,000	* %
Neil Glat	164,706	* %
David Orfao	—	—%
John Kedzierski	—	—%
Merline Saintil (11)	87,786	* %
Kimberly Sheehy	—	—%
Mark Sullivan (12)	186,968	* %
Bilal Zuberi	—	—%
Directors and executive officers as a group (14 individuals) (13)	15,865,804	10.5%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 500 Totten Pond Road, 4th Floor, Waltham, MA 02451
(2)	Based on Schedule 13G filed with the SEC on July 23, 2021. Consists of 15,050,161 shares of Evolv’s Class A common stock held by Gates Frontier, LLC, over which it has sole voting and dispositive power. William H. Gates III as the sole member of Gates Frontier, LLC has sole voting and dispositive power of, and may be deemed to beneficially own, such shares. The address of Gates Frontier, LLC is 2365 Carillon Point, Kirkland, WA 98033.
(3)	Based on Schedule 13D filed with the SEC on July 26, 2021, Data Collective IV, L.P. (“DCVC IV”) has sole voting and dispositive power over 10,601,281 shares of Evolv’s Class A common stock. As the general partner of DCVC IV, Data Collective IV GP, LLC (“DCVC IV GP”) may be deemed to have sole voting and dispositive power over such shares. Zachary Bogue and Matthew Ocko are the managing members of DCVC IV GP and share voting and dispositive power over the shares held by DCVC IV. Zachary Bogue and Matthew Ocko disclaim beneficial ownership of the shares held by DCVC IV, except to the extent of their indirect pecuniary interest therein, if any. The address of the entities listed herein is 270 University Avenue, Palo Alto, California 94301.
(4)	Based on Schedule 13G filed with the SEC on February 15, 2022, each of General Catalyst Group Management Holdings GP, LLC (“GCGMH LLC”), General Catalyst Group Management Holdings, L.P. (“GCGMH”), General Catalyst Group Management, LLC (“GCGM”), General Catalyst Group V, L.P., a Delaware limited partnership (“GC V”), GC Entrepreneurs Fund V, L.P.(“E Fund V”), General Catalyst Partners V, L.P., (“GC V GPLP”), General Catalyst GP V, LLC (“GC V GPLLC”), General Catalyst Group V Supplemental, L.P.(“GC V Supplemental”), Kenneth Chenault, David P. Fialkow, Joel E. Cutler and Hemant Taneja has shared voting and dispositive power over, and may be deemed to beneficially own, 13,296,148 shares of Evolv’s Class A common stock. GCGMH LLC is the general partner of GCGMH, which is the manager of GCGM, which is the manager of GC V GPLLC. Kenneth Chenault, David P. Fialkow, Joel E. Cutler and Hemant Taneja are managing members of GCGMH LLC. GC V GPLP is the sole general partner of GC V, E Fund V and GC V Supplemental. GC V GPLLC is the sole general partner of GC V GPLP. Joel E. Cutler, David P. Fialkow and Hemant Taneja are managing directors of GC V GPLLC. The address for the entities listed herein is 20 University Road, Suite 450, Cambridge, MA 02138.
(5)	Based on Schedule 13D filed with the SEC on July 26, 2021 and other information known by the Company.Finback Evolv, LLC may be deemed to beneficially own 11,175,821 shares of Evolv’s Class A common stock, over which it has shared voting and dispositive power. Finback Evolv OBH, LLC may be deemed to beneficially own 126,136 shares of Evolv’s Class A common stock, over which it has shared voting and dispositive power over. Finback Evolv II, LLC may be deemed to beneficially own 1,708,603 shares of Evolv’s Class A common stock, over which it has shared voting and dispositive power. The shares reported also consist of 300,174 shares of Evolv’s Class A common stock issuable upon the exercise of 300,174 warrants held by Finback Evolv OBH, LLC. The address of foregoing entities is 1200 Anastasia Avenue, Suite 500, Coral Gables, FL 33134.
(6)	Based on Schedule 13G filed with the SEC on July 26, 2021. Consists of (i) 10,524,565 shares of Evolv’s Class A Common Stock directly owned by Lux Venture Partners III, LLC (“LVIII”), over which it has shared voting and dispositive power, and (b) 6,350 shares of Evolv’s Class A Common Stock directly owned by Lux Ventures III Special Founders Fund, L.P. (“LVSFF), over which it has shared voting and dispositive power, (iii) 387,039 shares of Evolv’s Class A Common Stock directly owned by Lux Venture Partners Cayman III, LLC (“LVCIII”), over which it has shared voting and dispositive power, and (iv) Lux Co-Invest Opportunities, L.P. (“LCIO”) directly owns 1,973,158 shares of Evolv’s Class A common stock, over which it has shared voting and dispositive power. Lux Venture Partners III, LLC (“LVPIII”) is the general partner of LVIII and LVSFF and exercises voting and dispositive power over the shares held by each of LVIII and LVSFF. Lux Venture Partners Cayman III, LLC (“LVPCIII”) is the general partner of LVCIII and exercises voting and dispositive power over the such held by LVCIII. Lux Co-Invest Partners, LLC (“LCIP”) is the general partner of LCIO and exercises voting and dispositive power over such shares held by LCIO. Peter Hebert and Joshua Wolfe are the individual managing members of (i) LVPIII and may be deemed to beneficially own such shares owned directly by LVIII and LVSFF, respectively, (ii) LVPCIII and may be deemed to beneficially own such shares owned directly by LVCIII, and (iii) LCIP and may be deemed to beneficially such shares owned directly by LCIO. Peter Hebert and Josh Wolfe and the other reporting entities disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address of the forgoing entities and persons is c/o Lux Capital Management, LLC, 920 Broadway, 11th Floor, New York, NY 10010.
(7)	Consists of (i) 633,427 shares of Evolv’s Class A common stock, (ii) 3,243,112 shares of Evolv’s Class A common stock subject to options held by Mr. George that are exercisable within 60 days of February 28, 2022.
(8)	Consists of (i) 1,096,086 shares of Evolv’s Class A common stock, (ii) 1,422,200 shares of Evolv’s Class A common stock subject to options held by Mr. Chitkara that are exercisable within 60 days of February 28, 2022.
(9)	Consists of (i) 5,268,110 shares of Evolv’s Class A common stock, (ii) 2,270,904 shares of Evolv’s Class A common stock subject to options held by Mr. Ellenbogen that are exercisable within 60 days of February 28, 2022.
(10)	Consists of (i) 593,908 shares of Evolv’s Class A common stock, (ii) 326,637 shares of Evolv’s Class A common stock subject to options held by Mr. Cohen that are exercisable within 60 days of February 28, 2022.
(11)	Consists of 87,786 shares of Evolv’s Class A common stock subject to options held by Ms. Saintil that are exercisable within 60 days of February 28, 2022.
(12)	Consists of 186,968 shares of Evolv’s Class A common stock subject to options held by Mr. Sullivan that are exercisable within 60 days of February 28, 2022.
(13)	Consists of (i) 7,908,237 shares of Evolv’s Class A common stock held by all directors and executive officers of Evolv as a group, (ii) 7,957,567 shares of Evolv’s common stock subject to options held by all directors and executive officers of Evolv as a group and that are exercisable within 60 days February 28, 2022.

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2021)

					Number of Securities
					Available for Future
		Number of Securities to		Weighted-Average	Issuance Under Equity
		be Issued Upon Exercise		Exercise Price of	Compensation Plans
		of Outstanding Options,		Outstanding Options,	(excludes securities
Plan category:		Warrants, and Rights		Warrants, and Rights (5)	reflected in first column) (2)
Equity compensation plans approved by security holders	(1)	22,721,054		$0.39	22,947,664
Restricted Stock Units	(3)	1,951,924	$	N/A	19,511,916
Options to Purchase Common Stock	(4)	20,769,130		$0.39	19,511,916
Equity compensation plans not approved by security holders		—		N/A	N/A

(1)

Consists of the Evolv Technologies Holdings, Inc. 2021 Incentive Award Plan (“2021 Plan”), Evolv Technologies Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”), and the Evolv Technologies, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (“2013 Plan”).

(2)

The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2032, equal to the lesser of (A) 5% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors. The ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2032, equal to the lesser of (A) 1% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors. No additional awards will be granted under the 2013 Plan and, as a result, no shares remain available for issuance for new awards under the 2013 Plan.

(3)	Consists of 289,047 outstanding restricted stock units under the 2013 Plan and 1,662,877 outstanding restricted stock units under the 2021 Plan.
(4)	Consists of 20,769,130 outstanding options to purchase stock under the 2013 Plan. No options have been granted under the 2021 Plan as of December 31, 2021.
(5)	As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2013 Plan was $0.39. No options have been granted under the 2021 Plan as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Policy and Procedures

Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction is not feasible, then the transaction may be preliminarily entered into by the Company upon prior approval of the transaction by the Chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, Company will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will present to the Audit Committee each proposed related person transaction, including all relevant facts and circumstances relating thereto and will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report of all then current related person transactions at least quarterly. No director may participate in approval of a related person transaction for which he or she is a related person.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Indemnification Agreements. We have entered into, and plan on entering into, indemnification agreements with each of directors and executive officers.

Sponsor Support Agreement. In connection with the execution of the Merger Agreement, NewHold Industrial Technology Holdings LLC (the “Sponsor”) entered into a support agreement (the “Support Agreement”) with Legacy Evolv pursuant to which the Sponsor agreed to vote all shares of NHIC common stock beneficially owned by it in favor of the Merger.

Amended and Restated Insider Letter Agreement. In connection with the execution of the Merger Agreement, NHIC, the Sponsor, members of NHIC’s board of directors and certain other individuals (collectively, the “Insiders”) who held Class B common shares of NHIC (the “Founder Shares”) and Legacy Evolv entered into an amended and restated insider letter agreement (the “Letter Agreement”), which provided, among other things, that the certain Founder Shares (and any shares of NHIC common stock issuable upon conversion thereof) shall be subject to certain share-performance-based vesting provisions described below. Fifty percent of the Founder Shares vested at the closing of the Merger, 25% of the Founder Shares shall vest on or before the fifth anniversary of the closing if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before the fifth anniversary of the closing if the closing share price of the Class A common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period. Further, the Sponsor and the Insiders have agreed, subject to exceptions, not to transfer any unvested Founder Shares prior to the date such securities become vested. The Sponsor and the Insiders also agreed not to redeem any shares of NHIC common stock owned by such persons in connection with the Merger.

Subscription Agreements. In connection with the execution of the Merger Agreement, NHIC entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of NHIC common stock (the “Subscribers”) pursuant to which the Subscribers agreed to purchase, and NHIC agreed to sell to the Subscribers, an aggregate of 30,000,000 shares of NHIC common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $300.0 million (the “PIPE Investment”).

Amended and Restated Registration Rights Agreement. In connection with the closing of the Merger, Legacy Evolv, NHIC and certain stockholders of each of Legacy Evolv and NHIC who received shares of common stock pursuant to the Merger Agreement, entered into an amended and restated registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement. Up to twice in any 12 month period, each of certain Legacy Evolv stockholders and NHIC stockholders may request to sell all or any portion of their registrable securities in an underwritten offering. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Stockholder Agreement. In connection with the execution of the Merger Agreement, NHIC and Motorola Solutions, Inc. (“Motorola”), a stockholder of Legacy Evolv, entered into a Stockholder Agreement (the “Stockholder Agreement”) pursuant to which NHIC agreed to nominate an individual designated by Motorola to the Board of Directors of Evolv, effective as of immediately prior to the closing of the Merger. Such designee will continue to be nominated at each subsequent stockholder meeting up until the expiration or termination of the Distributor Agreement, dated December 23, 2020 and amended on March 4, 2021, by and between Legacy Evolv and Motorola.

Distribution Agreement. On December 23rd, 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola. On June 7th 2021, the partnership agreement was amended by the Amended and Restated Distribution Agreement (the “Distribution Agreement”). Pursuant to the Stockholder Agreement, John Kedzierski, Senior Vice President and General Manager of Video Security and Access Control at Motorola, currently serves on as a director designee of Motorola our board of directors. During the year ended December 31, 2021, revenue from Motorola’s services was $0.6 million.

Certain Transactions of Legacy Evolv

Business Development Agreement

On January 1, 2020, Legacy Evolv entered into a business development agreement (the “Business Development Agreement”) with Finback Evolv OBH, LLC (“Finback”) (owns over 5% of the Company), Jack Oliver, Jeb Bush and George Huber whereby Finback agreed to provide assistance to Evolv by leveraging Finback’s networks, relationships and expertise to accelerate the deployment of Evolv Express and Evolv Edge to new customers. In exchange for Finback’s services, Legacy Evolv issued a warrant (the “Finback Warrant”) allowing Finback to purchase 2,552,913 shares (the “Warrant Shares”) of Evolv’s common stock with an initial exercise price of $0.42 per share, subject to certain vesting provisions. The Business Development Agreement has a three-year initial term, subject to a one-year extension if at least 50% of the Warrant Shares have vested at the expiration of the initial term.

Promissory Note

On August 14, 2020, Michael Ellenbogen, Evolv’s Head of Advanced Technology, issued a promissory note (the “Promissory Note”) to Legacy Evolv, pursuant to which Mr. Ellenbogen borrowed an aggregate principal amount of $0.4 million for purposes of paying the aggregate exercise price for Mr. Ellenbogen’s options to purchase Legacy Evolv’s common stock. The Promissory Note (1) bore interest at the applicable federal rate published in the Wall Street Journal as of the issue date (but at no time to exceed the maximum rate then- permitted by applicable law), (2) and was payable on August 14, 2030 and (3) was secured by Evolv’s security interest in Mr. Ellenbogen’s instruments and general intangibles and any proceeds therefrom. The outstanding principal balance of $0.4 million under the Promissory Note was repaid in full prior to the closing of the Merger.

Director Independence

NASDAQ listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or our subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Evolv’s Board of Directors has determined that, each of Alan Cohen, Kevin Charlton, Neil Glat, David Orfao, Merline Saintil, Kimberly Sheehy, Mark Sullivan, Bilal Zuberi and John Kedzierski are independent directors under the NASDAQ listing rules and Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

		Year Ended December 31,
Fee Category		2021	2020
Audit Fees	(1)	$1,250	$460
Tax Fees	(2)	140	32
All Other Fees	(3)	1,020	9
Total Fees		$2,410	$501

(1)	Audit fees consist of fees for the audit of our financial statements and the review of the interim financial statements included in our quarterly reports on Form 10-Q.
(2)	Tax fees consist of fees for tax-related services, including tax compliance and tax advice.
(3)

All other fees consist of fees related to professional services performed in connection with the Merger, which was completed in July 2021, and other professional services provided in connection with regulatory engagements.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage PricewaterhouseCoopers LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (1) explicitly approved by the Audit Committee (“specific pre-approval”) or (2) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by PricewaterhouseCoopers LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding 10% of pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by PricewaterhouseCoopers LLP without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-43 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger dated as of March 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.1	March 8, 2021
2.2	First Amendment to Agreement and Plan of Merger dated June 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.2	July 22, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	Form 10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws.	Form 8-K	001-39417	3.2	July 22, 2021
4.1	Specimen Class A Common Stock Certificate of Evolv Technologies Holdings, Inc.	Form S-4/A	333-255017	4.4	June 9, 2021
4.2	Specimen Warrant Certificate of the Registrant	Form S-1/A	333-233299	4.3	July 27, 2020
4.3	Warrant Agreement, dated July 30, 2020, by and between Continental Stock Transfer & Trust Company and NewHold Investment Corp.	Form S-1/A	333-233299	4.4	July 27, 2020
4.4	Description of registered securities					*
10.1#	Sponsor Support Agreement, dated March 5, 2021, by and among NewHold Investment Corp. and the Sponsor.	Form 8-K	001-39417	10.1	March 8, 2021

10.2#	Letter Agreement, dated March 5, 2021, by and among NewHold Industrial Technology Holdings LLC, Evolv Technologies, Inc., NewHold Investment Corp. and certain other parties thereto.	Form 8-K	001-39417	10.2	March 8, 2021
10.3#	Form of Indemnification Agreement.	Form S-4/A	333-255017	10.10	June 9, 2021
10.4#	Amended and Restated Executive Employment Agreement between Evolv Technologies, Inc. and Peter George.	Form S-4/A	333-255017	10.11	June 9, 2021
10.5#	Executive Employment Agreement between Evolv Technologies, Inc. and Anil R. Chitkara.	Form S-4/A	333-255017	10.12	June 9, 2021
10.6#	Executive Employment Agreement between Evolv Technologies, Inc. and Peter Faubert.	Form S-4/A	333-255017	10.13	June 9, 2021
10.7#	Executive Employment Agreement, between Evolv Technologies, Inc. and Mario Ramos	Form 8-K	001-39417	10.1	November 1, 2021
10.8#	Evolv Technologies Holdings, Inc. 2021 Incentive Award Plan.	Form S-8	333-259961	99.1	September 21, 2021
10.9#	Evolv Technologies Holdings, Inc. 2021 Employee Stock Purchase Plan.	Form S-8	333-259961	99.2	September 21, 2021
10.10#	Amended and Restated Registration Rights Agreement by and among NewHold, Evolv and certain stockholders.					*
10.11#	Form of Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 15, 2021
10.12#	Evolv Technologies, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.	Form S-8	333-259961	99.3	September 21, 2021
21.1	List of Subsidiaries.					*
23.1	Consent of PricewaterhouseCoopers LLP.					*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

**	Furnished herewith.
#	Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLV TECHNOLOGIES HOLDINGS, INC.

Date: March 28, 2022	By:	/s/ Mario Ramos
Mario Ramos
Chief Financial Officer and Chief Risk Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter George	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2022
Peter George
/s/ Mario Ramos	Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)	March 28, 2022
Mario Ramos
/s/ Alan Cohen	Chairman of the Board	March 28, 2022
Alan Cohen
/s/ Kevin Charlton	Director	March 28, 2022
Kevin Charlton
/s/ Michael Ellenbogen	Director	March 28, 2022
Michael Ellenbogen
/s/ Neil Glat	Director	March 28, 2022
Neil Glat
/s/ David Orfao	Director	March 28, 2022
David Orfao
/s/ Merline Saintil	Director	March 28, 2022
Merline Saintil
/s/ John Kedzierski	Director	March 28, 2022
John Kedzierski
/s/ Kimberly Sheehy	Director	March 28, 2022
Kimberly Sheehy
/s/ Mark Sullivan	Director	March 28, 2022
Mark Sullivan
/s/ Bilal Zuberi	Director	March 28, 2022
Bilal Zuberi

EVOLV TECHNOLOGIES HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm PCAOB ID No. 238 ……………………………	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020…………………………………………….	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020……………………………………………………………………………………………………….	F-4
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of December 31, 2021 and 2020…………………………………………………………………………………	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020…………………	F-6
Notes to Consolidated Financial Statements…………………………………………………………………..	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Evolv Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolv Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 28, 2022

We have served as the Company’s auditor since 2015.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$307,492	$4,704
Restricted cash	400	—
Accounts receivable, net	6,477	1,401
Inventory	5,140	2,742
Current portion of contract assets	1,459	—
Current portion of commission asset	1,645	562
Prepaid expenses and other current assets	11,047	900
Total current assets	333,660	10,309
Restricted cash, noncurrent	275	—
Contract assets, noncurrent	3,418	—
Commission asset, noncurrent	3,719	1,730
Property and equipment, net	21,592	9,316
Other assets	401	—
Total assets	$363,065	$21,355

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,363	$4,437
Accrued expenses and other current liabilities	9,183	3,727
Current portion of deferred revenue	6,690	3,717
Current portion of deferred rent	135	11
Current portion of financing obligation	—	227
Current portion of long-term debt	2,000	—
Total current liabilities	24,371	12,119
Deferred revenue, noncurrent	2,475	480
Deferred rent, noncurrent	333	—
Financing obligation, noncurrent	—	132
Long-term debt, noncurrent	7,945	16,432
Derivative liability	—	1,000
Contingent earn-out liability	20,809	—
Contingently issuable common stock liability	5,264	—
Public warrant liability	11,030	—
Common stock warrant liability	—	1
Total liabilities	72,227	30,164
Commitments and contingencies (Note 17)

Convertible preferred stock; (Series A, A-1, B, and B-1), $0.001 par value; 0 and 207,390,039 shares authorized at December 31, 2021 and December 31, 2020, respectively; 0 and 77,340,057 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $77,100 at December 31, 2021 and December 31, 2020, respectively	—	75,877
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,100,000,000 and 305,491,899 shares authorized at December 31, 2021 and December 31, 2020, respectively; 142,745,021 and 9,846,830 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	14	1
Additional paid-in capital	395,563	9,194
Accumulated deficit	(104,739)	(93,881)
Stockholders’ equity (deficit)	290,838	(84,686)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$363,065	$21,355

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Product revenue	$13,917	$1,279
Subscription revenue	7,855	2,637
Service revenue	1,920	869
Total revenue	23,692	4,785
Cost of revenue:
Cost of product revenue	12,471	1,177
Cost of subscription revenue	3,644	1,824
Cost of service revenue	936	495
Total cost of revenue	17,051	3,496
Gross profit	6,641	1,289
Operating expenses:
Research and development	11,416	15,710
Sales and marketing	27,404	7,365
General and administrative	20,013	5,110
Loss from impairment of property and equipment	1,869	—
Total operating expenses	60,702	28,185
Loss from operations	(54,061)	(26,896)
Other income (expense), net:
Interest expense, net	(6,095)	(430)
Loss on disposal of property and equipment	(617)	—
Loss on extinguishment of debt	(12,685)	(66)
Change in fair value of derivative liability	(1,745)	—
Change in fair value of contingent earn-out liability	46,212	—
Change in fair value of contingently issuable common stock liability	6,406	—
Change in fair value of public warrant liability	12,606	—
Change in fair value of common stock warrant liability	(879)	—
Total other income (expense), net	43,203	(496)
Net loss and comprehensive loss attributable to common stockholders – basic and diluted	$(10,858)	$(27,392)
Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(3.07)
Weighted average common shares outstanding – basic and diluted	71,662,694	8,932,404

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	74,133,667	$72,883	8,624,009	$1	$7,978	$(66,489)	$(58,510)
Issuance of Series B-1 convertible preferred stock, net of issuance costs of $105	3,206,390	2,994	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	—	—	112	—	112
Issuance of common stock upon exercise of stock options	—	—	1,222,821	—	442	—	442
Stock-based compensation expense	—	—	—	—	662	—	662
Net loss	—	—	—	—	—	(27,392)	(27,392)
Balance at December 31, 2020	77,340,057	75,877	9,846,830	1	9,194	(93,881)	(84,686)
Conversion of convertible preferred stock into common stock in connection with the closing of the Merger	(77,340,057)	(75,877)	80,833,007	8	75,869	—	75,877
Issuance of common stock in connection with the closing of the Merger	—	—	10,391,513	1	84,944	—	84,945
Issuance of common stock in connection with the consummation of the PIPE Investment	—	—	30,000,000	3	299,997	—	300,000
Issuance of common stock for net settlement of common stock and preferred stock warrants upon settlement of the Merger	—	—	2,029,712	—	880	—	880
Issuance of common stock for the conversion of convertible notes	—	—	5,408,672	1	53,644	—	53,645
Issuance of public warrants in connection with the closing of the Merger	—	—	—		(23,636)	—	(23,636)
Payment of deferred offering costs in connection with the closing of the Merger and PIPE Investment	—	—	—	—	(36,065)	—	(36,065)
Initial fair value of contingent earn-out liability recognized upon the closing of the Merger	—	—	—	—	(67,021)	—	(67,021)
Initial fair value of contingently issuable common stock liability recognized upon the closing of the Merger	—	—	—	—	(11,670)	—	(11,670)
Issuance of warrant to purchase common stock	—	—	—	—	1	—	1
Issuance of common stock upon exercise of stock options	—	—	4,276,327	—	915	—	915
Repurchase of common stock upon settlement of related party note	—	—	(43,665)	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	2,625	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,511	—	8,511
Net loss	—	—	—	—	—	(10,858)	(10,858)
Balance at December 31, 2021	—	$—	142,745,021	$14	$395,563	$(104,739)	$290,838
(1)	The shares of the Company’s convertible preferred stock and common stock, prior to the Merger (as defined in Note 1) have been retrospectively restated to reflect the exchange ratio of 0.378 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,858)	$(27,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,895	1,065
Write-off of inventory	2,132	—
Adjustment to property and equipment for sales type leases	(91)	—
Loss from impairment of property and equipment	1,869	—
Loss on disposal of property and equipment	617	—
Stock-based compensation	8,511	662
Noncash interest expense	5,245	25
(Recovery of) provision recorded for allowance for doubtful accounts	(13)	47
Loss on extinguishment of debt	12,685	66
Change in fair value of derivative liability	1,745	—
Change in fair value of common stock warrant liability	879	—
Change in fair value of earn-out liability	(46,212)	—
Change in fair value of contingently issuable common stock	(6,406)	—
Change in fair value of public warrant liability	(12,606)	—
Changes in operating assets and liabilities
Accounts receivable	(5,063)	(464)
Inventory	(17,479)	(1,471)
Commission assets	(3,072)	(1,785)
Contract assets	(4,877)	—
Prepaid expenses and other current assets	(10,079)	(375)
Accounts payable	(7)	1,915
Deferred revenue	4,968	2,341
Deferred rent	457	(34)
Warranty reserve	(42)	(14)
Accrued expenses and other current liabilities	5,174	2,160
Net cash used in operating activities	(69,628)	(23,254)
Cash flows from investing activities:
Development of internal-use software	(1,028)	—
Purchases of property and equipment	(3,710)	(6,609)
Net cash used in investing activities	(4,738)	(6,609)
Cash flows from financing activities:
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	—	2,994
Proceeds from exercise of stock options	915	442
Proceeds from issuance of common stock from the PIPE Investment	300,000	—
Proceeds from the closing of the Merger	84,945	—
Payment of offering costs from the closing of the Merger and PIPE Investment	(34,132)	—
Repayment of financing obligations	(359)	(244)
Proceeds from long-term debt, net of issuance costs	31,882	22,438
Repayment of principal on long term debt	(5,422)	(8,404)
Net cash provided by financing activities	377,829	17,226
Net increase (decrease) in cash, cash equivalents and restricted cash	303,463	(12,637)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	17,341
Cash, cash equivalents and restricted cash at end of period	$308,167	$4,704
Supplemental disclosure of cash flow information
Cash paid for interest	$850	$405
Supplemental disclosure of non-cash activities
Issuance of equity classified warrants	$1	$112
Issuance of a nonrecourse promissory note with officer	—	350
Capital expenditures incurred but not yet paid	347	—
Transfer of inventory to property and equipment	12,949	86
Deferred offering costs included in accounts payable	1,932	—
Conversion of convertible preferred stock to common stock	75,877	—
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	67,021	—
Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	11,670	—
Conversion of common stock warrants to common stock in connection with the closing of the Merger	880	—
Initial fair value of public warrants in connection with the closing of the Merger	23,636	—

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Merger and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.

Legacy Evolv was incorporated under the laws of the State of Delaware on July 8, 2013. The Company is the global leader in AI-based weapons detection for security screening. The Company’s mission is to make the world a safer and more enjoyable place to work, learn, and play. The Company is democratizing security by making it seamless for gathering spaces to address the chronic epidemic of escalating gun violence, mass shootings and terrorist attacks in a cost-effective manner while improving the visitor experience. The Company is headquartered in Waltham, Massachusetts.

Merger with NewHold Investment Corp.

On July 16, 2021 (the “Closing Date”), NHIC, the legal predecessor company, consummated the previously announced Merger with Legacy Evolv, pursuant to the Agreement and Plan of Merger dated as of March 5, 2021, and amended by the First Amendment to Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 5, 2021. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. and the officers of NHIC, the legal predecessor company, resigned. The officers of Legacy Evolv became the officers of the Company, and the Company listed its shares of common stock, par value $0.0001 per share, on Nasdaq under the symbol “EVLV” (see Note 3).

Subscription Agreement

Prior to the completion of the Merger, the Company entered into subscription agreements (collectively, the “PIPE Investment”) with certain parties subscribing for shares of the Company’s common stock (the “Subscribers”) pursuant to which the Subscribers agreed to purchase. Pursuant to the PIPE Investment, the Company issued 30,000,000 shares of common stock for a purchase price of $10.00 per share with gross proceeds of $300.0 million.

Risks and uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the human security industry including, but not limited to, the successful development, commercialization, marketing and sale of existing and new products, fluctuations in operating results and financial risks, protection of proprietary knowledge and patent risks, dependence on key personnel, competition, technological risks, cybersecurity risks, customer demand, and management of growth. Potential risks and uncertainties also include, without limitation, uncertainties regarding the duration and magnitude of the impact of the COVID-19 pandemic, including variants, on the Company’s business and the economy in general.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The Company cannot at this time predict the ultimate extent, duration, or full impact that the COVID-19 pandemic will have on its future financial condition and operations. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic, including variants, and related governmental advisories and restrictions, the progression and effectiveness of vaccination roll-outs, vaccine hesitancy, and the actions

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. Given the ongoing evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19 on our results of operations, financial condition, or liquidity for the year ending December 31, 2021. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.

Future impacts to the Company’s business as a result of COVID-19 could include disruptions to the Company’s revenue caused by closures of customer operations, manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components, limitations on our employees’ and customers’ ability to travel, and delays in shipments to and from affected countries and within the United States. While the Company maintains an inventory of finished products and raw materials used in its products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its holding company, Evolv Technologies, Inc., its wholly owned subsidiary in the United Kingdom, Evolv Technologies UK Ltd. and its wholly owned subsidiary, Give Evolv LLC. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to calculating the standalone selling price for revenue recognition, the valuation of inventory, the accrual of sales tax contingencies, the expensing and capitalization of costs associated with internal-use software, stock-based awards, the valuation of the contingent earn-out liability, the valuation of the contingently issuable common stock, the valuation of common stock for the periods prior to the Company listing its shares on Nasdaq, the valuation of the derivative liability, the valuation of the common stock warrant liability and the valuation of the preferred stock warrant liability. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, and accounts receivable, net. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains its cash, cash equivalents and restricted cash with financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Year Ended December 31,
	2021		2020
Customer A		%	10.7%
	—%		10.7%

Customer A revenue is from subscriptions.

The following table presents customers that represent 10% or more of the Company’s accounts receivable, net:

	December 31,
	2021	2020
Customer C		23.8%
Customer D		23.4%
Customer E	18.2%
Customer F	11.8%
	30.0%	47.2%

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

Debt Issuance Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with the issuance of debt as debt issuance costs. Debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt on the consolidated balance sheet and amortized as interest expense on the consolidated statement of operations and comprehensive loss using the effective interest method. As of December 31, 2021 and 2020, debt issuance costs totaled $0.1 million and $0.1 million, respectively, and were recorded as a reduction in the carrying amount of long-term debt in the consolidated balance sheets. During the years ended December 31, 2021 and 2020, the Company recorded $0.1 million and less than $0.1 million, respectively, in amortization of the debt issuance costs recorded within interest expense in the consolidated statement of operations and comprehensive loss.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported on the consolidated statement of cash flows consists of the following (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$307,492	$4,704
Restricted cash	675	—
Total cash, cash equivalents, and restricted cash	$308,167	$4,704

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash consists of a letter of credit on the Company’s office lease in Waltham, Massachusetts, with $0.4 million included in the current portion of restricted cash which will be returned during the first half of 2022, and $0.3 million included in restricted cash, noncurrent in the consolidated balance sheet as of December 31, 2021. As the letter of credit is reduced restricted cash is reclassified to cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out method. The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, records charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as product cost of revenues in the consolidated statement of operations and comprehensive loss. Any write-down of inventory to net realizable value creates a new cost basis. The Company recorded $1.6 million in write-offs of Edge units during the year ended December 31, 2021 as the Company is no longer selling this product. The Company did not record any write-offs on inventory during the year ended December 31, 2020.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Computers and telecommunications equipment	3 years
Lab equipment	5 years
Purchased software	4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or useful life
Leased equipment	4-7 years
Internal-use software	4 years

Estimated useful lives are periodically assessed to determine if changes are appropriate. Leasehold improvements are depreciated using the straight-line method over the lesser of the lease term or its estimated economic useful life. Lease terms are used based upon the initial lease agreement and do not consider potential renewals or extensions until such time that the renewals or extensions are contracted. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations and comprehensive loss in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

The Company’s leases for leased equipment generally are 48 months. The Company’s subscription contracts are classified as operating leases because title does not transfer and they do not meet any of the other criteria per Accounting Standards Codification 840 – Leases (“ASC 840”). To date, the Company has not had any subscription arrangements come up for renewal and will reassess the classification of any such leases upon renewal.

The Company evaluates leased equipment for obsolescence and impairment whenever circumstances indicate that the carrying value of such equipment is not recoverable by considering any (1) reduced demand in the markets in which the Company operate, (2) technological obsolescence due to developments of new products and improvements, or (3) changes in economic or other events and conditions that impact the market price for the Company’s products. Based on the Company’s evaluations, an impairment loss on property and equipment of $1.9 million was recorded during the year ended December 31, 2021. This was related to Edge and Express prototype units that were taken out of service and retired. The Company is transitioning its domestic customers from the Legacy Edge units to its most current Evolv Express units, which resulted in an impairment of the remaining economic value of such assets.

The Company capitalizes certain costs, including consulting costs and compensation expenses for employees who devote time to the development projects, related to the development of internal-use software after the preliminary project stage is complete and until the software is ready for its intended use. The Company records software development costs in property and equipment, net. Costs incurred in the preliminary stages of development activities and post implementation are expensed in the period incurred and are recorded in research and development expense in the consolidated statements of operations and comprehensive loss. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.

Once the project is available for general release, capitalization ceases, and the asset can begin amortization. Capitalized costs associated with internal-use software are amortized on a straight-line basis over their estimated useful life, which is generally four years, and are recorded in cost of product revenue and cost of subscription revenue in the consolidated statements of operations and comprehensive loss.

Contingent Earn-out

In connection with the Merger and pursuant to the Merger Agreement, certain of the Legacy Evolv’s shareholders and Legacy Evolv Service Providers are entitled to receive additional shares of the Company’s common stock (the “Earn-Out Shares”) upon the Company achieving certain milestones:

●	Triggering Event I – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within five years following the closing of the Merger, the price of the Company’s common stock is greater than $12.50 per share for any 20 trading days within any 30 trading day period.
●	Triggering Event II – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within five years following the closing of the Merger, the price of the Company’s common stock is greater than $15.00 per share for any 20 trading days within any 30 trading day period.
●	Triggering Event III – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, within five years following the closing of the Merger, the price of the Company’s common stock is greater than $17.50 per share for any 20 trading days within any 30 trading day period.

In accordance with ASC 815 – Derivatives and Hedging, the earn-out arrangement with the Legacy Evolv shareholders is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a change in fair value of contingent earn-out liability in other income (expense), net in the consolidated statements of operations and comprehensive loss. When the Triggering Events have been achieved and the Earn-Out Shares are issued, the Company will reclassify the corresponding amount from a liability to additional paid-in-capital

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and common stock at par value of $0.0001 per share. Of the total 15,000,000 earn-out shares, 12,150,413 earn-out shares can be earned by the Legacy Evolv shareholders.

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

The Earn-Out Shares issued to employees, officers, directors, and non-employees are based on achievement of certain target share price contingencies and for the employees and officers, subject to continued employment, (the “Earn-Out Service Providers”) represents share-based compensation and is included in additional paid-in capital on the Company’s balance sheet. Corresponding stock-based compensation expense is recorded in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. Of the total 15,000,000 earn-out shares, 2,849,587 earn-out shares can be earned by the Legacy Evolv Service Providers and subject to share-based compensation. As a condition to being issued Earn-Out Shares to Earn-Out Service Providers the service provider must be still providing services to the Company on the date of the issuance of the shares. If the relationship with the service provider is terminated prior to the issuance of the Earn-Out Shares the shares will be redistributed to the remaining participants in the Earn-Out Shares.

Contingently Issuable Common Stock

Prior to the Merger, NewHold Industrial Technology Holdings, LLC, the sponsor of the NHIC special purpose acquisition company owned 4,312,500 shares of NHIC Class B common stock (the “Founder Shares). Upon the closing of the merger, NHIC Class A and Class B common stock became the Company’s common stock. The Founder Shares outstanding were subject to certain share-performance-based vesting provisions as follows:

●	Vesting Provision I – 1,897,500 shares of the Company’s common stock shall vest and no longer be subject to forfeiture as of the Merger;
●	Vesting Provision II – if within five years following the closing of the Merger, the last reported sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period, then 948,750 shares of the Company’s common stock shall vest and no longer be subject to forfeiture and
●	Vesting Provision III – if within five years following the closing of the Merger, the last reported sale price of the Company’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, then 948,750 shares of the Company’s common stock) shall vest and no longer be subject to forfeiture.

The remaining 517,500 Founder Shares were contributed to Give Evolv LLC.

If Vesting Provision II and/or Vesting Provision III are not satisfied, the corresponding number of shares specified shall be forfeited and no longer issued and outstanding. If there is a Change of Control event prior to Vesting

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations and comprehensive loss when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company recorded a $1.9 million impairment loss on long-lived assets during the year ended December 31, 2021. This was related to Edge and Express prototype units that were taken out of service and retired. The Company is transitioning its domestic customers from the Legacy Edge units to its most current Evolv Express units, which resulted in an impairment of the remaining economic value of such assets. The Company did not record any impairment losses on long-lived assets during the year ended December 31, 2020.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s cash equivalents, restricted cash, derivative liability, contingent earn-out liability, contingently issuable common stock liability and its common stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, net, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a Level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

Assets that are measured at fair value on a nonrecurring basis primarily relate to property and equipment. We do not periodically adjust carrying value to fair value for property and equipment. Rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. During the year ended December 31, 2021, impairment of property and equipment was $1.9 million. There was no impairment recognized during the year ended December 31, 2020.

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

In January and February 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes,” and together with the 2020 Convertible Notes, the “Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the 2021 Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability and current portion of long-term debt on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method.

In June 2021, the Company and the holders of the 2021 Convertible Notes agreed that, in connection with the Merger, such holders would receive an additional 1,000,000 shares of NHIC common stock as further consideration for the automatic conversion of such notes upon closing of the Merger. This modification of the 2021 Convertible Notes

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulted in an extinguishment, and recognition of a derivative liability, which represents both the value of the 1,000,000 NHIC shares as of June 21, 2021 as well as a bifurcated embedded derivative for conversion into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors.

Upon the closing of the Merger, the September through December 2020 Convertible Notes and the 2021 Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

In connection with the closing of the Merger, all shares of convertible Preferred Stock were converted into shares of the Company’s common stock. Accordingly, there was no convertible preferred stock outstanding as of December 31, 2021. As of December 31, 2020, the carrying value of the convertible Preferred Stock was $75.9 million (see Note 10).

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

In connection with the closing of the Merger, the Company assumed warrants to purchase shares of common stock (the “Public Warrants”) and are classified as a liability pursuant to ASC 815 – Derivatives and Hedging as the equity derivative scope exception was not met. As of December 31, 2021, the Public Warrants are outstanding (see Note 11). All other warrants that were issued prior to the closing of the Merger were converted into shares of the Company’s common stock upon the closing of the Merger. Accordingly, the Company remeasured the common stock warrants to fair value upon the closing of Merger with the offset to additional paid-in capital (see Note 11).

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the closing of the Merger, all preferred stock warrants to purchase shares of common stock were converted into shares of the Company’s common stock. Accordingly, there were no preferred stock warrants outstanding as of December 31, 2021. The Company assessed the features of these warrants and determined that they qualify for classification as permanent equity.

Equity Classified Common Stock Warrants

The Company classifies certain warrants for the purchase of shares of its common stock (see Note 11) as additional paid in capital on its consolidated balance sheets as these warrants are considered to meet the derivative scope exception for freestanding equity contracts. For these warrants that are classified on the Company’s consolidated balance sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance.

In connection with the closing of the Merger, all vested equity classified common stock warrants to purchase shares of common stock were converted into shares of the Company’s common stock.

Segment Information

The Company determined that it has one operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is collectively the President and Chief Executive Officer, Head of Corporate Development and Founder, Head of Advanced Technology and Founder, Chief Financial Officer and Chief Risk Officer, and General Counsel. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells security screening products and specific services, and accordingly has one reportable segment for financial reporting purposes.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In order to achieve this core principle, the Company applies the following five steps when recording revenue: (1) identify the contract, or contracts, with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, performance obligations are satisfied.

The Company derives revenue from (1) subscription arrangements accounted for as operating leases under ASC 840 and (2) from the sale of products, inclusive of SaaS and maintenance and (3) professional services. The Company’s arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.

Product Revenue

The Company derives revenue from the sale of its Express and Edge equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer. Transfer of control occurs when the Company has transferred title and risk of loss and has a present right to payment for the equipment, which follows the terms of each customer contract . Products are predominately sold with distinct services, which are described in the services section below.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subscription Revenue

In addition to selling its products directly to customers, the Company also leases Express equipment. These arrangements convey the right to use the equipment for a period of time (generally 48 months) in exchange for consideration and therefore are accounted for under ASC 840 due to the scope exception of ASC 606-10-15-2. Revenue recognition begins when the unit is installed at the customer’s location. Lease terms are typically four years and customers pay quarterly or annual fixed payments for the lease and maintenance elements over the contractual lease term. In accordance with ASC 840, the Company considers only the fixed payments for purposes of allocating between the lease and non-lease deliverables on a relative fair value basis. Equipment leases are generally classified as operating leases as they do not meet any of the capital lease criteria per ASC 840.

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (1) distinct services, such as installation, training, SaaS, and maintenance, and (2) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern and because revenue allocated to maintenance components is not material, the equipment lease and maintenance performance obligations are classified as a single category of subscription revenue in the consolidated statements of operations and comprehensive loss.

As leases with customers are generally classified as operating leases, lease revenue is recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

Services Revenue

The Company provides installation, training, SaaS, and maintenance services for its products. Revenue for installation and training is recognized upon transfer of control of these services, which are normally rendered over a shorter duration. SaaS include data-driven security information and analytics insights. Maintenance consists of technical support, bug fixes, and when-and-if-available threat updates. Maintenance revenue and SaaS revenue are recognized ratably over the period of the arrangement, beginning upon installation of the equipment. The Company sells separately priced extended or nonstandard warranty services and preventative maintenance plans, which are recognized ratably over the associated service period and also begin upon installation of the equipment.

Revenue from Channel Partners

A portion of the Company’s revenue is also generated by sales in conjunction with its channel partners. When the Company transacts with a channel partner, its contractual arrangement is with the channel partner and not with the end-use customer. In these transactions, the channel partner is considered the customer; the Company has discretion over the pricing to the channel partner and maintains overall control of the inventory and sales process to the channel partner. Revenue is recognized upon delivery to the channel partners. Right of return does not generally exist. Whether the Company transacts with a channel partner and receives the order from a channel partner or directly from an end-use customer, its revenue recognition policy and resulting pattern of revenue recognition is the same.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For both Express and Edge units, equipment is sold or leased with embedded software, which is considered a single performance obligation. Maintenance, which includes future updates, security threat updates, and minor bug fixes on a when-and-if available basis, is considered a single performance obligation. SaaS, which include data-driven security information and analytics insights, are also considered a performance obligation. As a part of reported subscription sales, certain non-lease components, such as SaaS and maintenance, are included within the subscription revenue amount. The Company sells separately priced extended or nonstandard warranty services and preventative maintenance plans, which are accounted for as separate performance obligations. Installation and training are considered separate performance obligations and are included within services revenue. Any add-on accessories are also considered separate performance obligations and are included in product revenue in the consolidated statements of operations and comprehensive loss.

Payment terms

Payment terms for customer orders are typically 30 days after the shipment or installation of the product. For certain products, services and customer types, the Company requires payment before the products or services are delivered to, or performed for, the customer. Generally, the Company’s contracts do not contain a significant financing component.

Multiple Performance Obligations within an Arrangement

The Company’s contracts may include multiple performance obligations when customers purchase a combination of products and services. When the Company’s customer arrangements have multiple performance obligations that contain a lease for Express or Edge equipment for the customer’s use at its site as well as distinct services that are delivered simultaneously, the Company allocates the arrangement consideration between the lease deliverables and non-lease deliverables based on the relative estimated SSP of each distinct performance obligation. For multiple performance obligation arrangements that do not contain a lease, the Company allocates the contract’s transaction price to each performance obligation on a relative SSP basis. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions, internally approved pricing guidelines, and observable pricing data such as standard cost metrics related to the performance obligation.

Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2021. The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partially satisfied) as of December 31, 2021. Note that with respect to ASC 840, Subscription revenue includes maintenance in addition to the operating lease components of these transactions (in thousands).

	Less than 1 year	Greater than 1 year	Total
Product revenue	$187	$68	$255
Subscription revenue	11,183	25,065	36,248
Service revenue	22	—	22
Maintenance revenue	1,128	2,507	3,635
Total revenue	$12,520	$27,640	$40,160

The amount of minimum future leases is based on expected income recognition. As of December 31, 2021, future minimum payments on noncancelable leases are as follows (in thousands):

Future operating lease component (in thousands):
Year Ending December 31, 2021:
2022	$11,183
2023	10,573
2024	9,165
2025	4,852
Thereafter	475
$36,248

Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of December 31, 2021 and 2020, the Company had $1.5 million and $0 in current portion of contract assets and $3.4 million and $0 in contract assets, noncurrent on the consolidated balance sheets, respectively. The increase in contract assets is primarily related to the increase in direct equipment sales during the year ended December 31, 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company recognized $2.3 million during the year ended December 31, 2021 of revenue that was previously included in the 2020 deferred revenue balance, respectively. The following table provides a rollforward of deferred revenue (in thousands):

(in thousands)
Balance at December 31, 2020	$4,197
Revenue recognized	(10,877)
Revenue deferred	15,845
Balance at December 31, 2021	$9,165

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Year Ended December 31,
(in thousands)	2021	2020
Product revenue	13,917	1,279
Leased Equipment	6,130	2,073
SaaS and Maintenance Services(1)	2,568	1,083
Professional Services	1,077	350
Total revenue	$23,692	$4,785
(1)	SaaS and Maintenance Services revenue is inclusive of $1.7 million and $0.6 million of revenue related to equipment that is leased to customers during the years ended December 31, 2021 and 2020, respectively, determined based on a relative fair value allocation as prescribed by ASC 606. This has been broken out from the leased equipment and combined with SaaS and Maintenance services from product sales within this line item.

Contract Acquisition Costs

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the sale occurs and the services are provided. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $5.4 million and $2.3 million as of December 31, 2021 and 2020, respectively. The increase in deferred assets related to commissions is due to an increase of subscription revenue in 2020 and 2021 for which the related revenue and commissions are recognized over the contract term. The Company amortized commissions of $1.9 million during the year ended December 31, 2021 which related to 2021 commissions, $0.5 million which related to 2020 commissions and $0.2 million which related to 2019 commissions.

Accounts Receivable

Accounts receivable, net was $6.5 million and $1.4 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company recorded an allowance for doubtful accounts of $0.1 million and $0.1 million, respectively. Changes in the allowance for doubtful accounts were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2019	$(16)
Provisions	(63)
Write-offs, net of recoveries	16
Balance at December 31, 2020	$(63)
Provisions	(50)
Write-offs, net of recoveries	63
Balance at December 31, 2021	$(50)

Stock-Based Compensation

The Company measures all stock-based awards granted to employees, officers, directors and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company classifies stock-

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. The Company issues stock-based awards with service-based vesting conditions and records the expense for these awards using the straight-line method. Forfeitures are accounted for as they occur. In August 2020, the Company granted an officer 559,947 stock options with a performance-based milestone vesting condition which vested immediately upon achievement of a certain sales milestone. The milestone was achieved in December 2020, and the Company recorded $0.1 million in stock compensation expense upon vesting during the year ended December 31, 2020.

In March 2021, the Company granted a warrant exercisable for 2,552,913 shares of common stock to a consulting group (“2021 Finback common stock warrants”) with performance-based vesting conditions which vest upon certain sales being met under a Business Development agreement which has a term of three years.

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

Pursuant to the Merger Agreement, the Company will issue 15,000,000 earn-out shares of the Company’s common stock to Legacy Evolv shareholders and Legacy Evolv Service Providers including employees, officers, directors and non-employees based on the achievement of certain target share price contingencies and subject to continued employment. The company classifies the share-based compensation arrangement with Legacy Evolv Service Providers as equity on its balance sheet and corresponding stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. Of the total 15,000,000 earn-out shares of the Company’s common stock, 2,849,587 earn-out shares can be earned by the Legacy Evolv Service Providers and subject to the stock-based compensation. Stock-based compensation expense attributable to Legacy Evolv Service Providers was $4.3 million for the year ended December 31, 2021. As a condition for Earn-Out Shares being issued to Earn-Out Service Providers the service provider must be providing services to the Company on the date of the issuance of the shares. If the relationship with the service provider is terminated prior to the issuance of the Earn-Out Shares the shares will be redistributed to the remaining participants in the Earn-Out Shares.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates at the end of each reporting period whether some or all the undistributed earnings of its foreign subsidiaries are permanently reinvested. The Company would recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested and will not be permanently reinvested in the future. As of December 31, 2021 and 2020, the Company had no foreign earnings in any foreign jurisdictions.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders for the impact to the extent a denominator adjustment is required. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, outstanding stock options, convertible preferred stock, convertible notes, warrants to purchase common stock, and warrants to purchase preferred stock are considered potential dilutive common shares.

In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update is associated with customer accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019 for public companies, and for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, for all other entities. The Company adopted this standard on January 1, 2021. In connection with the adoption, the Company recorded $1.0 million in capitalized costs related to internal-use software in property and equipment, net on the consolidated balance sheets as of December 31, 2021.

Recently Issued Accounting Pronouncements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (1) irrevocably elects to “opt out” of such extended transition period or (2) no longer qualifies as an emerging growth company. The Company may

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as subsequently amended (collectively “ASC 842”). The guidance amends the existing accounting standards for lease accounting, including requirements for lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expanding disclosure requirements regarding leasing arrangements. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessors are required to classify leases as a sales-type, direct financing, or operating lease. A lease is a sales-type lease if it effectively transfers control of the underlying asset to the lessee as indicated by any one of five criteria being met. If none of the five prescriptive criteria are met, the lease will be classified as either a direct financing lease or operating lease. If two additional criteria addressing whether the lessor has transferred substantially all of the risks and benefits of the underlying asset to the lessee and a third party, the lease will be classified as a direct financing lease. All leases that are not sales-type or direct financing leases will be classified as operating leases. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting ASC 842 in which entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted. The Company currently expects to utilize this transition option whereby financial information for prior periods presented before the ASC 842 effective date will not be updated. In November 2019, the FASB issued ASU 2019-10 deferring the effective date for private entities (also applicable for public companies that qualify as emerging growth companies) for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05 which further defers the effective date for private entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

As an Emerging Growth Company, the Company will adopt ASC 842 on January 1, 2022 and is currently evaluating the effect ASC 842 will have on its consolidated financial statements and related disclosures. ASC 842 provides several optional practical expedients in transition. The Company expects to apply the ‘package of practical expedients’ which allow the Company to not reassess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under ASC 842. The Company, as the lessor to a significant number of lease contracts that will continue to be operating classified, expects to apply the practical expedient to account for those operating leases and the associated services as a combined component when certain criteria are met. In order to be eligible to apply this lessor expedient to combine one or more nonlease components, representing a good or service, with the associated lease component, the timing and pattern of transfer of the nonlease component must be the same as that of the lease component, which is over time, and the associated lease component, if accounted for separately, must meet the criteria to be classified as an operating lease. If an arrangement contains an operating lease component and one or more nonlease components, the nonlease components that have the same timing and pattern of transfer will be combined with the associated lease component and the nonlease components that do not have the same timing and pattern of transfer will be accounted for separately. The lease components in these arrangements are expected to be the predominant component and those arrangements will be accounted for under ASC 842. The revenue for leases and associated services for these operating leases will be presented

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

together in the Company’s consolidated statements of operations and comprehensive loss. Additionally, the Company expects to elect the accounting policy for lessors to exclude sales taxes and other similar taxes assessed by a governmental authority that the Company collects from lessees from lease revenue.

The Company currently expects the adoption of ASC 842 to result in the recognition of operating lease liabilities of approximately $3.0 million and operating right-of-use assets of approximately $2.5 million, along with the write-off of certain deferred rent balances of $0.5 million within the Company’s consolidated balance sheets as of January 1, 2022. The Company also expects to provide significant new disclosures about our leasing activities. The Company does not currently expect the adoption of ASC 842 to have a material impact on its consolidated statements of operations and comprehensive loss or consolidated statements of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2022 and the adoption of this guidance will not have a material impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU 2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. ASU 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company expects to adopt this guidance effective January 1, 2022 and does not expect the adoption this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

3. Merger with NHIC

On July 16, 2021, we completed the previously announced Merger pursuant to the Agreement and Plan of Merger, dated as of March 5, 2021, and amended by the First Amendment to Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 5, 2021. Upon closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. and the officers of NHIC, the legal predecessor company, resigned. The officers of Legacy

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Evolv became the officers of the Company, and the Company listed its shares of common stock, par value $0.0001 per share, on Nasdaq under the symbol “EVLV”.

The transaction was accounted for as a “reverse recapitalization” in accordance with GAAP. Under this method of accounting, NHIC was treated as the “acquired” company for financial reporting purposes. This determination was primarily because subsequent to the Merger, Legacy Evolv’s shareholders have a majority of the voting power of the combined company, Legacy Evolv comprises all of the ongoing operations of the combined entity, Legacy Evolv comprises a majority of the governing body of the combined company, and Legacy Evolv’s senior management comprises all of the senior management of the combined company. Accordingly, for accounting purposes, this transaction was treated as the equivalent of Legacy Evolv issuing shares for the net assets of NHIC, accompanied by a recapitalization. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger. The net assets of NHIC were recorded at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization are those of Legacy Evolv.

Evolv had previously indicated that it would list units (consisting of one share of common stock and one-half of one warrant) on Nasdaq under the ticker symbol EVLVU, in continuation of the listing of the units NHIC sold in its initial public offering on August 4, 2020 under the ticker symbol NHICU. In September 2021, our transfer agent separated the units into the component shares and warrants at the closing of the Merger, and as a result the Evolv units were not made eligible to settle through the facilities of The Depositary Trust Company. Accordingly, all trades in the units from July 19, 2021 (the first trading day after the completion of the Merger) until August 24, 2021 were settled between brokers in the shares and warrants underlying the units. Trading in ticker symbol EVLVU was halted on August 24, 2021, and no trades in the units were permitted or occurred since that date. The units were delisted from Nasdaq effective September 10, 2021.

Upon closing of the Merger each share of NHIC Class B common stock issued and outstanding immediately prior to the effective time of the Merger, which totaled 10,391,513 shares held by the NHIC Initial Shareholders (“Initial Shareholders”), was automatically converted into one validly-issued share of our common stock.

In addition, pursuant to the Merger Agreement, certain Legacy Evolv Shareholders became entitled to receive up to 15,000,000 shares of common stock as earn-out shares.

Upon closing of the Merger:

●	all of 24,359,107 shares of Legacy Evolv’s Series A-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis;
●	all of 3,484,240 shares of Legacy Evolv’s Series A convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a two-to-one basis;
●	all of 34,129,398 shares of Legacy Evolv’s Series B-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis; and
●	all of 15,367,312 shares of Legacy Evolv’s Series B convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis.

On the closing date of the Merger, each share of Legacy Evolv common stock then issued and outstanding was canceled and the holders thereof in exchange received 94,192,534 shares of the Company’s common stock, which is equal to 0.378 newly-issued shares of the Company’s common stock for each share of Legacy Evolv common stock (the “Exchange Ratio”).

All outstanding warrants exercisable for common stock in Legacy Evolv (other than warrants that expired, were exercised or were deemed automatically net exercised immediately prior to the Merger) were exchanged for warrants

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercisable for the Company’s common stock with the same terms and conditions except adjusted by the Exchange Ratio.

All outstanding stock options of Legacy Evolv common stock, totaling 57,938,375 stock options, were canceled and the holders thereof in exchange received options to receive 0.378 shares of the Company’s common stock for a total of 21,891,254 stock options. The modification of the stock options to reflect the exchange ratio did not result in an incremental compensation expense upon closing of the Merger.

The proceeds, net of redemptions, received from the Merger were $84.9 million and gross proceeds received from the PIPE investment were $300.0 million. Based on the number of shares of common stock outstanding on July 16, 2021 (in each case, not giving effect to any shares issuable upon exercise of warrants, options, or earn-out shares), Legacy Evolv shareholders owned approximately 92.7% of the common stock of the Company and NHIC shareholders owned approximately 7.3%.

During the year ended December 31, 2021, the Company recorded $36.1 million of offering costs related to third-party legal, accounting, and other professional services to consummate the Merger. These offering costs are recorded as a reduction of additional paid-in capital upon the close of the Merger in the Company’s consolidated balance sheets. The Company expensed $0.7 million of offering costs related to the issuance of the Company’s contingently issuable common stock.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$297,536	$—	$—	$297,536
	$297,536	$—	$—	$297,536
Liabilities:
Contingent earn-out liability	$—	$—	$20,809	$20,809
Contingently issuable common stock liability	—	—	5,264	5,264
Public Warrant liability	—	—	11,030	11,030
	$—	$—	$37,103	$37,103

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liability	$—	$—	$1	$1
Derivative liability	—	—	1,000	1,000
	$—	$—	$1,001	$1,001

As of December 31, 2021, money market funds are included in cash and cash equivalents on the consolidated balance sheets.

The Company may also value its non-financial assets and liabilities, including items such as inventories and property and equipment, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value measurements use significant unobservable inputs and are classified as Level 3. The Company recorded $1.6 million in write-offs of inventory of Edge units during the year ended December 31, 2021 as the Company is no longer selling this product. The Company recorded $1.9 million of loss from impairment of property and equipment for the year ended December 31, 2021. This related to Edge units and Express prototype units that were removed from service and retired. The Company is transitioning its domestic customers from the Legacy Edge units to its most current Evolv Express units, which resulted in an impairment of the remaining economic value of such assets. There was no impairment recognized for the year ended December 31, 2020.

During the years ended December 31, 2021 and 2020, respectively, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Common Stock Warrant

The warrant liability is related to the warrants (the “Warrants”) to purchase shares of Legacy Evolv’s common stock (see Note 11).

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include (1) the fair value per share of the underlying shares of applicable series of stock issuable upon exercise of the Warrants, (2) the remaining contractual term of the Warrants, (3) the risk-free interest rate, (4) the expected dividend yield and (5) expected volatility of the price of the underlying applicable common stock. The Company estimated the fair value per share of the underlying applicable series of stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the Warrant. The Company estimated a zero expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. As the Company was a private company up until the closing of the Merger and lacked company-specific historical and implied volatility information of its stock, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the Warrant.

The following table provides a rollforward of the common stock warrant liability (in thousands):

Balance at December 31, 2020	$1
Change in fair value	879
Conversion of common stock warrant to common stock upon the closing of the Merger	(880)
Balance at December 31, 2021	$—

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January and February 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) (see Note 9). The 2021 Convertible Notes provided a conversion option whereby upon the closing of a specified financing event, the 2021 Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to lower of 80% of the price per share of the securities paid by the other investors or price per share at which shares are issued and sold in connection with the conversion or cancellation of convertible notes (other than the 2021 Convertible Notes) or simple agreements for future equity (“SAFEs”) of the Company in such Qualified Financing. This conversion option was determined to be an embedded derivative and was required to be bifurcated and accounted for separately from the 2021 Convertible Notes. The fair value of the derivative liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

The following table provides a rollforward of the derivative liability (in thousands):

Balance at December 31, 2020	$1,000
Initial fair value of the embedded derivative	16,986
Change in fair value	1,745
Settlement of derivative liability upon the closing of the Merger	(19,731)
Balance at December 31, 2021	$—

Valuation of Contingent Earn-out

Pursuant to the Merger Agreement, the Legacy Evolv shareholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability on the closing of the Merger and are remeasured at each reporting period. As of December 31, 2021, no milestones have been achieved.

The estimated fair value of the initial contingent earn-out is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. As of December 31, 2021, the contingent earn-out was revalued using a similar Monte Carlo analysis. The significant assumptions to the model as of the Merger Date were as follows: 30% of expected stock price volatility, a drift rate of 0.8%, 0% change in control and an expected term of 5 years. The significant assumptions to the model as of December 31, 2021 were as follows: 55% of expected stock price volatility, a drift rate of 1.2%, 25% of change in control and an expected term of 4.5 years.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	67,021
Change in fair value	(46,212)
Balance at December 31, 2021	$20,809

Valuation of Contingently Issuable Common Stock

Prior to the Merger, certain NHIC shareholders owned 4,312,500 Founder Shares. 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC and the remaining 1,897,500 outstanding shares shall vest upon the Company achieving certain milestones (see Note 2). The Company’s contingently issuable common stock was recorded at fair value as contingent shares on the closing of the Merger and will be remeasured at each reporting period. As of December 31, 2021, no milestones have been achieved.

The estimated fair value of the initial contingently issued common shares are determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. As of December 31, 2021, the contingently issuable common shares were revalued using a similar Monte Carlo analysis. The significant assumptions to the model as of the Merger Date were as follows: 30% of expected stock price volatility, a drift rate of 0.8%, 0% change in control and an expected term of 5 years. The significant assumptions to the model as of December 31, 2021 were as follows: 55% of expected stock price volatility, a drift rate of 1.2%, 25% of change in control and an expected term of 4.5 years.

The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	11,670
Change in fair value	(6,406)
Balance at December 31, 2021	$5,264

Valuation of Public Warrant Liability

Upon the closing of the Merger, the Company assumed the Public Warrants to purchase shares of the Company’s common stock (see Note 11). The Public Warrants are publicly traded and the initial fair value of the public warrants were based on the closing price as reported by Nasdaq on the date of the Merger and remeasured at each reporting period.

The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	23,636
Change in fair value	(12,606)
Balance at December 31, 2021	$11,030

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$1,050	$453
Work in process	—	188
Finished goods	4,090	2,101
Total	$5,140	$2,742

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid deposits	$7,591	$—
Prepaid insurance	2,803	240
Prepaid subscriptions	411	594
Other	242	66
Total	$11,047	$900

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computers and telecom equipment	$40	$217
Lab equipment	568	487
Purchased software	—	59
Furniture and fixtures	37	37
Leasehold improvements	491	95
Leased equipment	21,100	10,124
Internal-use software	1,029	—
Sales demo equipment	1,938	824
	25,203	11,843
Less: Accumulated depreciation and amortization	(3,611)	(2,527)
	$21,592	$9,316

As of December 31, 2021 and 2020, the net book value of internal-use software was $1.0 million and $0, respectively. Depreciation expense and amortization expense related to property and equipment was $2.9 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively, which included amortization expense of internal-use software of less than $0.1 million and $0 for the years ended December 31, 2021 and 2020, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leased equipment and the related accumulated depreciation were as follows:

	December 31,
	2021	2020
Leased equipment	$21,100	$10,124
Accumulated depreciation	(2,761)	(1,385)
Leased equipment, net	$18,339	$8,739

Depreciation related to leased units was $2.5 million and $0.8 million during the years ended December 31, 2021 and 2020, respectively. Depreciable lives generally range from 4 to 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.

Impairment of property and equipment was $1.9 million for the year ended December 31, 2021. There was no impairment recognized for the year ended December 31, 2020. This related to Edge units and Express prototype units that were removed from service and retired. The Company is transitioning its domestic customers from the Legacy Edge units to its most current Evolv Express units, which resulted in an impairment of the remaining economic value of such assets.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits expense	$5,536	$2,345
Accrued professional services and consulting	1,441	1,327
Accrued sales tax	1,091	—
Accrued interest	64	—
Other	1,051	55
Total	$9,183	$3,727

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt

The components of the Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Term loans payable	$10,000	$10,000
Revolving line of credit outstanding	—	3,550
Convertible note	—	3,000
Less: Unamortized discount	(55)	(118)
	9,945	16,432
Less: Current portion of long-term debt	2,000	—
Long-term debt, net of discount	$7,945	$16,432

Term Loan Agreements

Silicon Valley Bank (“SVB”) Term Loan

In July 2017, the Company entered into a $5.0 million Loan and Security Agreement with Silicon Valley Bank (“2017 SVB Term Loan”), which provided the Company with a first term loan advance of $4.0 million which was drawn down on July 5, 2017 (“Term Loan A Advance”) and a second term loan advance of $1.0 million that was available to be drawn down until May 31, 2018 (“Term Loan B Advance”; collectively, “Term Loan Advances”). The agreement also provided the Company with a revolving line of credit of up to $1.0 million. Interest payments were due monthly and commenced upon receipt of principal. Principal was payable in 36 monthly payments and commenced on June 1, 2018. The 2017 SVB Term Loan accrued interest at an annual rate calculated as the Wall Street Journal Prime Rate plus 1.25%.

In February 2019, the Company amended the 2017 SVB Term Loan (“2019 Term Loan Advance”) to change the interest rate to the greater of the (A) Wall Street Journal Prime Rate or (B) 5.25%. Additionally, the maturity date was extended to August 2022. Upon closing, the Company issued warrants to purchase 28,338 shares of common stock to SVB with an exercise price of $0.24 per share (see Note 11).

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

Additionally, upon closing, the Company issued warrants to purchase 279,974 shares of common stock to SVB with an exercise price of $0.40 per share with a fair value of less than $0.1 million on the date of issuance. The Company also paid debt issuance costs of less than $0.1 million and owed an end-of-term charge of $0.1 million to SVB. The debt issuance costs were recorded as debt discount and were being amortized to interest expense, using the effective interest method, over the term of the loan. The 2020 SVB Term Loan interest was payable monthly and the principal was payable in 36 monthly payments commencing on April 1, 2021. The 2020 SVB Term Loan accrued interest at an annual rate calculated as the greater of (A) Wall Street Journal Prime Rate plus 0.50% or (B) 5.0%. In December 2020, the Company repaid the outstanding balance on the 2020 SVB Term loan of $8.0 million.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase Bank, N.A.(“JPM”) Credit Agreement

In December 2020, the Company entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024 and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022. The Company repaid the outstanding balance on the 2020 SVB Term Loan Advance, including the $5.0 million in principal and $3.0 million outstanding on the revolving line of credit. Upon repayment of the outstanding amounts, the Company recorded a loss on extinguishment of debt of less than $0.1 million, which was included in interest expense in the December 31, 2020 consolidated statements of operations and comprehensive loss.

Principal and interest on the JPM Credit Agreement is payable monthly commencing on July 1, 2022. The JPM Credit Agreement accrues interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 2.25% or (B) 5.5%. The revolving line of credit accrues interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 1.25% or (B) 4.5%. Upon closing, the Company issued warrants to purchase 377,837 shares of common stock to the lender with an exercise price of $0.42 per share with a fair value of $0.1 million on the date of issuance. The Company incurred debt issuance costs of $0.1 million equal to the fair value of the warrants in connection with the JPM Credit Agreement. These costs were recorded as debt discount and are amortized to interest expense, using the effective interest method, over the term of the loan.

As of December 31, 2021, the unamortized debt discount was $0.1 million. As of December 31, 2021, the accrued interest on the JPM Credit Agreement was $0.1 million, which is included in accrued expenses and other current liabilities in the consolidated balance sheet. Interest expense totaled $0.6 million for the year ended December 31, 2021, which includes the amortization of the debt discount which totaled less than $0.1 million. The interest rate in effect as of December 31, 2021 was 5.5% and 4.5% for the JPM Credit Agreement and revolving line of credit, respectively. During the year ended December 31, 2021, the Company fully repaid the $5.4 million drawn down on the revolving line of credit.

The Company’s obligations under the JPM Credit Agreement are secured by a first-priority security interest in all of its assets, including intellectual property.

As of December 31, 2021, future principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2022	$2,000
2023	4,000
2024	4,000
$10,000

Convertible Note

In September 2020, the Company entered into a Convertible Note Purchase Agreement (the “2020 Convertible Notes”) with an investor for gross proceeds of $2.0 million with a stated interest rate of 6.0% per annum. An additional $2.0 million in gross proceeds were made available in December 2020 upon achievement of the integration milestone, whereby the Company successfully created software utilizing the investor’s application programming interface. The 2020 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds of the issuance of preferred stock totaled at least $10.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2020 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $1.0 million, and the notes, with an initial carrying value of $3.0 million, and included in long-term liabilities on the Company’s consolidated balance sheet. The difference between the initial carrying value of the

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the merger.

As of December 31, 2021 and 2020, the accrued interest on the 2020 Convertible Notes was $0 and less than $0.1 million, respectively. Interest expense totaled $0.3 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

In January and February 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $7.0 million, and the notes, with an initial carrying value of $23.0 million, and included in long-term liabilities on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the merger.

In June 2021, the Company modified the 2021 Convertible Notes to grant the holders an additional 1,000,000 shares of NHIC common stock as further consideration upon the automatic conversion of the notes upon closing of the Merger. This modification of the notes resulted in an extinguishment and the Company recognized a loss on extinguishment of the 2021 Convertible Notes of $11.8 million. The $26.7 million carrying value of the notes at June 21, 2021 was derecognized and replacement notes with an initial carrying value of $29.6 million were recorded. Additionally, in the extinguishment accounting, a derivative liability of $19.2 million was recognized, which represents the value of the 1,000,000 NHIC shares as well as a bifurcated embedded derivative for the conversion option.

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

As of December 31, 2021, the accrued interest on the 2021 Convertible Notes was $0. Interest expense totaled $4.9 million for the year ended December 31, 2021.

10. Convertible Preferred Stock and Preferred Stock

Prior to the Merger, Legacy Evolv had issued Series A convertible preferred stock (“Series A Preferred Stock”), Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”), Series B convertible preferred stock (“Series B Preferred Stock”), and Series B-1 convertible preferred stock (“Series B-1 Preferred Stock”), collectively referred to as the “Preferred Stock”.

In February and March 2020, Legacy Evolv issued and sold an additional 3,206,390 shares of Series B-1 Preferred Stock at a price of $0.9668 per share for aggregate proceeds of $3.1 million, excluding issuance costs of $0.1 million.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Merger Agreement, immediately prior to the Merger, each share of Legacy Evolv’s Series A-1, Series B-1, and Series B preferred stock outstanding converted to Legacy Evolv common stock on a 1:1 conversion ratio. Pursuant to the Merger Agreement, immediately prior to the Merger, each share of Legacy Evolv’s Series A preferred stock outstanding converted to Legacy Evolv common stock on a 2:1 conversion ratio. On the closing date of the Merger, each share of Legacy Evolv common stock then issued and outstanding was canceled and the holders thereof in exchange received shares of Evolv Technologies Holdings, Inc. equal to 0.378 shares for each share of Legacy Evolv common stock. As of December 31, 2021, the Company has no preferred stock outstanding as all convertible preferred stock converted to common stock upon closing of the Merger. As of December 31, 2020, the Preferred Stock consisted of the following (in thousands, except share amounts):

	December 31, 2020
		Preferred Stock			Common Stock
	Preferred Stock	Issued and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Preference	Conversion
Series A-1 Preferred Stock	67,156,152	24,359,107	$18,394	$18,000	24,359,107
Series A Preferred Stock	9,233,677	3,484,240	11,321	11,819	6,977,190
Series B-1 Preferred Stock	90,328,396	34,129,398	31,953	32,997	34,129,398
Series B Preferred Stock	40,671,814	15,367,312	14,209	14,284	15,367,312
	207,390,039	77,340,057	$75,877	$77,100	80,833,007

As of December 31, 2021, the Company’s amended certificate of incorporation authorized the issuance of 100,000,000 shares of preferred stock at a $0.0001 par value common stock.

11. Warrants

In February 2019, in connection with the 2019 Term Loan Advance, the Company issued a warrant to SVB for the purchase of 28,338 shares of common stock at an exercise price of $0.24 per share (the “2019 SVB common stock warrant”). The 2019 SVB common stock warrant was immediately exercisable and expires in February 2029. The warrant was classified as an equity instrument and recorded at its fair value of less than $0.1 million on the date of issuance through additional paid-in-capital. In connection with the closing of the Merger, all of the outstanding 2019 SVB common stock warrants were converted into shares of the Company’s common stock.

In March 2020, in connection with the 2020 Term Loan Advance, the Company issued a warrant to SVB for the purchase of 279,974 shares of common stock at an exercise price of $0.40 per share (the “2020 SVB common stock warrant”). The 2020 SVB common stock warrant was immediately exercisable and expires in March 2030. The warrant was classified as an equity instrument and recorded at its fair value of less than $0.1 million on the date of issuance through additional paid-in-capital. In connection with the closing of the Merger, all of the outstanding 2020 SVB common stock warrants were converted into shares of the Company’s common stock.

In December 2020, in connection with the JPM Term Loan, the Company issued a warrant to JPM for the purchase of 377,837 shares of common stock at an exercise price of $0.42 per share (the “2020 JPM common stock warrant”). The 2020 JPM common stock warrant was immediately exercisable and expires in December 2030. The warrant was classified as an equity instrument and recorded at its fair value of $0.1 million on the date of issuance through additional paid-in-capital. In connection with the closing of the Merger, all of the outstanding 2020 JPM common stock warrants were converted into shares of the Company’s common stock.

In January 2021, in connection with a Business Development Agreement entered into with Finback Evolv II, LLC (“Finback BDA”), the Company issued a warrant to Finback for the purchase of 2,552,913 shares of common stock at an exercise price of $0.42 per share. The 2021 Finback common stock warrants vest upon meeting certain sales criteria as defined in the agreement and expires in January 2031. The warrants will be accounted for under ASC 718 Compensation – Stock Compensation as the warrants will vest upon certain performance conditions being met (see Note 11). As of December 31, 2021, none of the vested 2021 Finback common stock warrants were exercised.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the closing of the Merger, the Company assumed the Public Warrants for the purchase of 14,325,000 shares of common stock at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and recorded at its fair value of $23.6 million on the date of the closing of the Merger with an offset to additional paid-in-capital and is subsequently remeasured to fair value at each reporting date based on the publicly available trading price. The change in fair value of the public warrant liability of $12.6 million was recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

As of December 31, 2021 and 2020, warrants to purchase the following classes of Preferred Stock and common stock outstanding consisted of the following in the tables below:

December 31, 2021
	Contractual			Shares Issuable	Weighted
	Term	Underlying Equity	Balance Sheet	Upon Exercise	Average
Issuance Date	(in years)	Instrument	Classification	of Warrant	Exercise Price
January 13, 2021	10	Common stock	Equity	2,552,913	$0.42
July 16, 2021	5	Common stock	Liability	14,324,994	$11.50
				16,877,907

December 31, 2020
				Shares Issuable	Weighted
	Contractual	Underlying Equity	Balance Sheet	Upon Exercise of	Average
Issuance Date	Term	Instrument	Classification	Warrant	Exercise Price
	(in years)
March 17, 2014	10	Common stock	Liability	94,459	$0.24
September 28, 2016	10	Preferred Stock	Temporary Equity	1,014,963	$0.003
July 5, 2017	10	Common stock	Equity	141,689	$0.24
February 12, 2019	10	Common stock	Equity	28,338	$0.24
March 30, 2020	10	Common stock	Equity	279,974	$0.40
December 3, 2020	10	Common stock	Equity	377,837	$0.42
				1,937,260

12. Common Stock

As of December 31, 2021 and 2020, the Company’s amended certificate of incorporation authorized the issuance of 1,100,000,000 and 305,491,899 shares of $0.0001 par value common stock, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2021 and 2020, no cash dividends had been declared or paid.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the Company had reserved 75,724,481 and 103,712,932 shares, respectively, of common stock for the conversion of the outstanding Preferred Stock, exercise of outstanding stock options, granting of awards under the Company’s 2021 Equity Incentive Plan and 2013 Equity Incentive Plan (see Note 13) and the exercise of outstanding warrants (including warrants to purchase Preferred Stock as if converted to common stock) (see Note 11).

13. Stock-Based Compensation

2013 Equity Incentive Plan

The Company’s 2013 Equity Incentive Plan (the “2013 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and non-employees of the Company. Per the initial terms of the 2013 Plan, up to 1,077,704 shares of common stock may be issued.

At December 31, 2021 and 2020, shares of common stock that may be issued under the 2013 Plan were 0 and 21,478,603, respectively. As of December 31, 2021 and 2020, 0 shares and 979,429 shares, respectively, remained available for future grant under the 2013 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2013 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.

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

At December 31, 2021, shares of common stock that may be issued under the 2021 Plan were 21,177,295. As of December 31, 2021, 19,511,916 shares remained available for future grant under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.

The 2021 Plan is administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Stock options granted to employees, officers, members of the Board of Directors and

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-employees vesting terms are determined on an individual basis on the date of grant. Prior to the closing of the Merger, the Company’s Board of Directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. After the closing of the Merger, the Board of Directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by Nasdaq on the date of grant.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 16, 2021. The 2021 ESPP authorizes the initial issuance of up to 3,435,748 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s Board of Directors, employees of a related company. The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 3,435,748 or such lesser number of shares as determined by the Company’s Board of Directors. As of December 31, 2021, 3,435,748 shares of the Company’s common stock were available for future issuance. The Company’s Board of Directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 ESPP during a specific offering period. As of December 31, 2021, no offerings have been approved.

During the year ended December 31, 2021, the Company granted 6,472,725 options.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.7%	0.4%
Expected term (in years)	6.0	5.7
Expected volatility	31.4%	31.4%
Expected dividend yield	0.0%	0.0%

The following tables summarize the Company’s stock option activity since December 31, 2020 (in thousands, except for share and per share data):

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	18,770,767	$0.36
Granted	6,472,725	0.42
Exercised	(2,806,961)	0.33
Exercised upon settlement of related party note	(1,469,366)	0.24
Forfeited	(198,035)	0.37
Outstanding as of December 31, 2021	20,769,130	0.39	8.00	$84,430

Vested and expected to vest as of December 31, 2021	20,769,130	$0.39	8.00	$84,430
Options exercisable as of December 31, 2021	10,849,885	$0.37	7.33	$44,353

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity since December 31, 2020 (in thousands, except for share and per share data):

	Number of	Grant Date Fair
	Shares	Value

Outstanding as of December 31, 2020	—	—
Granted	2,013,110	$6.76
Vested	(2,625)	7.01
Canceled	(58,561)	7.01
Outstanding as of December 31, 2021	1,951,924	$6.76

In March 2021, the Company issued 289,047 shares of restricted stock units at a grant date fair value of $8.04 under the 2013 Plan. In September 2021, the Company issued 751,914 shares of restricted stock units at a grant date fair value of $7.01 under the 2021 Plan. In October 2021, the Company issued 72,500 shares of restricted stock units at a grant date fair value of $5.53 under the 2021 Plan. In November 2021, the Company issued 677,966 shares of restricted stock units at a grant date fair value of $6.49 under the 2021 Plan. In December 2021, the Company issued 125,530 and 96,153 shares of restricted stock units at grant date fair values of $5.52 and $5.46 under the 2021 Plan. The terms of the RSU’s under the 2021 Plan allow for the following vesting periods, which are determined on an individual basis on the date of grant.

(A) The restricted stock units will vest over four years from the Vesting Commencement Date, with 25% of the restricted stock units vesting on the first anniversary of the Vesting Commencement Date and the remaining restricted stock units vesting quarterly thereafter over the remaining three years, subject to the individual remaining a Service Provider (as defined in the 2021 Plan) through the applicable vesting date.

(B) The restricted stock units will vest over three years from the Vesting Commencement Date, with one third of the restricted stock units vesting on the first anniversary of the Vesting Commencement Date and the remaining restricted stock units vesting annually thereafter over the remaining two years, subject to the individual remaining a Service Provider (as defined in the 2021 Plan) through the applicable vesting date.

Warrants to Non-Employee Service Provider

In January 2021, in connection with a Business Development Agreement entered into with Finback Evolv II, LLC, the Company issued a warrant to Finback for the purchase of 2,552,913 shares of common stock at an exercise price of $0.42 per share. The 2021 Finback common stock warrants vest upon meeting certain sales criteria as defined in the agreement and expires in January 2031. The warrants will be accounted for under ASC 718 Compensation – Stock Compensation as the warrants will vest upon certain performance conditions being met.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilized a Black-Scholes pricing model to determine the grant-date fair value of the 2021 Finback common stock warrants granted. The assumptions used are presented in the following table:

Warrants - Black Scholes
Risk-free interest rate	0.4%
Expected term (in years)	3.00
Expected volatility	23.9%
Expected dividend yield	0.0%

On the date of issuance, the total value of the 2021 Finback common stock warrants were valued as $19.5 million.

As of December 31, 2021, 283,896 shares of the 2021 Finback common stock warrants were exercisable at a total aggregate intrinsic value of $2.2 million. The remaining 2,269,017 shares of the 2021 Finback common stock warrants are unvested and have a total aggregate intrinsic value of $17.3 million. As of December 31, 2021, none of the 2021 Finback common stock warrants were exercised. The Company will recognize compensation expense for the 2021 Finback common stock warrants when the warrants become vested based on meeting the certain sales criteria. During the year ended December 31, 2021, the Company recorded $2.2 million, respectively, of stock-based compensation expense within sales and marketing expense for the 2021 Finback common stock warrants.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$58	$10
Sales and marketing	4,682	104
General and administrative	2,840	370
Research and development	931	178
Total stock-based compensation expense	$8,511	$662

Stock-based compensation expense was classified by award type in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Stock options	$644	$662
Earn-out shares	4,338	—
Warrants	2,165	—
Restricted stock units	1,364	—
Total stock-based compensation expense	$8,511	$662

Total unrecognized compensation expense related to unvested stock options and unvested restricted stock units as of December 31, 2021, was $13.1 million, which is expected to be recognized over a weighted average period of 1.7 years. Total unrecognized compensation expense related to earn-out shares associated with the share-based compensation arrangement as of December 31, 2021, was $11.5 million, which is expected to be recognized over a weighted average period of 1.5 years.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

The components of the Company’s loss before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(10,400)	$(27,066)
Foreign	(458)	(326)
Loss before income tax provision	$(10,858)	$(27,392)

There is no provision for income taxes for the years ended December 31, 2021 and 2020 because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

The effective tax rate differs from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets for the years ended December 31, 2021 and 2020 and as a result of non-deductible items for the year ended December 31, 2021 related to the closing of the Merger. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	18.8	3.9
Federal and state research and development tax credits	9.7	7.3
Loss on extinguishment of debt	(24.5)	—
Merger transaction costs	(1.3)	—
Change in fair value of contingent earn-out liability and contingently issuable common stock liability	124.5	—
Change in fair value of derivative liability	(3.4)	—
Non-deductible convertible notes interest	(10.2)	—
Change in valuation allowance	(138.1)	(33.7)
Change in tax rate	(0.5)	1.3
Stock-based compensation	4.3	—
Permanent differences	(0.4)	(0.3)
Other	0.1	0.5
Effective income tax rate	(0.0)%	(0.0)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$25,357	$13,996
Research and development tax credit carryforwards	4,910	3,857
Capitalized research and development costs	8,473	7,274
Accrued expenses	3,211	334
Deferred revenue	2,293	1,049
Other	43	304
Total deferred tax assets	44,287	26,814
Valuation allowance	(43,407)	(26,005)
Total deferred tax assets, net of valuation allowance	880	809
Deferred tax liabilities:
Depreciation and amortization	(864)	(542)

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other	(16)	(267)
Total deferred tax liabilities	(880)	(809)
Net deferred tax assets	$—	$—

As of December 31, 2021 and December 31, 2020, the Company had gross federal net operating losses of $20.1 million and $20.1 million that are subject to expire at various dates through 2033 and 2033, respectively, and federal net operating losses of $79.3 million and $33.9 million, which have no expiration date and can be used to offset up to 80% of future taxable income in any one tax period, respectively. The Company also had gross state net operating loss carryforwards of $75.3 million and $42.6 million for the years ended December 31, 2021 and 2020, respectively, which may be available to offset future state taxable income and which begin to expire in 2033 and 2033, respectively. Additional gross net operating loss carryforwards of approximately $1.5 million are available in the United Kingdom and will not expire. As of December 31, 2021, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $3.3 million and $2.1 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2028, respectively. As of December 31, 2020, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.7 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2028, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company considered the significant negative evidence of its history of cumulative net operating losses incurred since inception, as well as other positive and negative evidence bearing upon its ability to realize the deferred tax assets, and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2021, will be accounted for as follows: approximately $41.2 million will be recognized as a reduction of income tax expense and $2.2 million will be recorded as an increase in equity. The Company reevaluates the positive and negative evidence at each reporting period.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards, research and development tax credit carryforwards, and capitalized R&D costs and were as follows (in thousands):

	December 31,
	2021	2020
Valuation allowance as of beginning of year	$26,005	$16,767
Additions charged to provision for income taxes	15,245	9,233
Additions charged to equity	2,155	—
Currency translation and other	2	5
Valuation allowance as of end of year	$43,407	$26,005

As of December 31, 2021 and 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and non-US jurisdictions, where applicable. The Company is open to future tax examinations in the US under statute from 2018 to the present; however, carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company is also open for future tax examinations under statute from 2019 to the present in the UK. The Company has not received notice of examination in any jurisdictions for any tax year open under statute.

15. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(10,858)	$(27,392)

Denominator:
Weighted average common shares outstanding — basic and diluted	71,662,694	8,932,404
Net loss per share attributable to common stockholders - basic diluted	$(0.15)	$(3.07)

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2021	2020
Options issued and outstanding	20,769,130	18,770,767
Public Warrants to purchase common stock	14,324,994	—
Convertible preferred stock (as converted to common stock)	—	80,833,007
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	—	1,014,963
Warrants to purchase common stock	—	922,297
Warrants to purchase common stock (Finback)**	2,269,017	—
Unvested restricted stock units	1,951,924	—
Earn-out shares**	15,000,000	—
Contingently issuable common stock**	1,897,500	—
Convertible notes (as converted to common stock)*	—	1,192,469
	56,212,565	102,733,503

* Conversion feature is only triggered upon the closing of a Qualified Financing Event.

** Issuance of Earn-out shares, Contingently issuable common stock and Finback warrants are contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.

16. Related Party Transactions

Nonrecourse Promissory Note with Officer

In August 2020, the Company entered into a $0.4 million promissory note with an officer with the proceeds being used to exercise options for 1,469,366 shares of common stock at a price of $0.24 per share. The promissory note bore interest at the Wall Street Journal Prime Rate and was secured by the underlying shares of common stock that were issued upon the exercise of the stock options. The promissory note was treated as nonrecourse as the loan was only secured by the common stock issued from the exercise of the stock options. As such, (i) the underlying stock option grant was still considered to be outstanding and the shares of common stock were not considered issued and outstanding for accounting purposes until the loan was repaid in full or otherwise forgiven and (ii) no receivable was recorded for the promissory note on the Company’s consolidated balance sheets. As such, the promissory note effectively extended the maturity date of the option grant for the life of the loan, this change is treated as a stock option modification. The incremental fair value from the stock option modification was deemed immaterial. The interest on this nonrecourse loan is also considered nonrecourse. As the Company has no intent to collect interest, no accrued interest was recorded.

In June 2021, the Company agreed to repurchase 43,665 shares of common stock valued at $8.05 per share of common stock held by the officer of the Company. In exchange for the repurchase of the common stock by the Company, the $0.4 million promissory note held by the officer was considered repaid in full.

Business Development Agreement with Finback

In March 2021, the Company granted a warrant exercisable for 2,552,913 shares of common stock to Finback, a consulting group who is an affiliate of one of the Company’s shareholders, with performance-based vesting conditions which vest upon certain sales being met under a Business Development agreement which has a term of three years. During the year ended December 31, 2021, the Company recorded $2.2 million of stock-based compensation expense within sales and marketing expense for the 2021 Finback common stock warrants.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Merger and pursuant to the Merger Agreement, Finback is entitled to receive a proportional share of earn-out shares as an earn-out service provider, based upon the remaining unvested warrants as of the Merger Date. As of December 31, 2021 Finback can earn 280,410 earn-out shares subject to stock-based compensation, based on the achievement of certain milestones (See Note 1). During the year ended December 31, 2021, the Company recorded $0.4 million of stock-based compensation expense within sales and marketing expense for the earn-out shares allocated to Finback.

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement (the “Distribution Agreement”) with Motorola, an investor in the Company. In June 2021, the partnership agreement was amended by the Amended and Restated Distribution Agreement (the “Amended and Restated Distribution Agreement”). Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the year ended December 31, 2021 and 2020, revenue from Motorola’s distributor services was $0.6 million and $0, respectively. As of December 31, 2021 and 2020, accounts receivable related to Motorola’s distributor services was $1.2 million and $0, respectively.

17. Commitments and Contingencies

Operating Leases

The Company entered into a new lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. The Company is required to maintain a minimum cash balance of $0.7 million as a security deposit on the space which is classified as restricted cash, current and restricted cash, non-current on the consolidated balance sheet as of December 31, 2021. The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to this lease.

Total future minimum lease payments under this noncancelable operating lease amount to $3.2 million. Rent expense for the years ended December 31, 2021 and 2020 was approximately $0.9 million and $0.4 million, respectively.

Future minimum rental commitments to be paid by the Company at December 31, 2021 for this lease is as follows (in thousands):

Year Ending December 31:
2022	$1,116
2023	1,150
2024	981
Total future minimum lease payments	$3,247

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to such legal proceedings as incurred.

18. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company did not make contributions to the plan during the years ended December 31, 2021 or 2020.

19.   Subsequent Events

In January, February, and March 2022, the Company granted an aggregate of 4,425,142 of restricted stock units to officers, directors, and employees of the Company. The aggregate grant-date fair value of the restricted stock units granted is $15.5 million, which is expected to be recognized as stock-based compensation expense over a period of 4.0 years. Additionally, in March 2022, the Company granted an aggregate of 934,000 performance stock units to officers, directors, and employees of the Company. Based upon the terms of the award agreements, 50% of the applicable units shall vest on January 1, 2023, provided that the Company has achieved its annual bookings goal for fiscal year 2022; and the remaining 50% of the units shall vest on January 1, 2024 if and only if the bookings goal was achieved and subject to the grantee’s continued service through the applicable vesting date.

In March 2022, the Company granted an aggregate of 2,262,925 options to officers of the Company, at an exercise price of $2.32. The aggregate grant-date fair value of the options granted is $5.2 million, which is expected to be recognized as stock-based compensation expense over a period of 4.0 years.