Form 10-Q
period 2022-03-31
Evolv Technologies Holdings, Inc.
filed 2022-05-13
CIK 1805385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 143,378,335 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures; the Company’s history of losses and lack of profitability; the Company’s reliance on third party contract manufacturing; the rate of innovation required to maintain competitiveness in the markets in which the Company competes; the competitiveness of the market in which the Company competes; the ability for the Company to obtain, maintain, protect and enforce the Company’s intellectual property rights; the concentration of the Company’s revenues on a single solution; the Company’s ability to timely design, produce and launch its solutions, the Company’s ability to invest in growth initiatives and pursue acquisition opportunities; the limited liquidity and trading of the Company’s securities; geopolitical risk and changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; operational risk; risk that the COVID-19 pandemic, including variants, vaccine roll-out efforts, and local, state, and federal responses to addressing the pandemic may have an adverse effect on the Company’s business operations, as well as the Company’s financial condition and results of operations; litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on resources, and the important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$270,872	$307,492
Restricted cash	400	400
Accounts receivable, net	8,589	6,477
Inventory	7,181	5,140
Current portion of contract assets	1,448	1,459
Current portion of commission asset	1,477	1,645
Prepaid expenses and other current assets	17,252	11,047
Total current assets	307,219	333,660
Restricted cash, noncurrent	275	275
Contract assets, noncurrent	3,321	3,418
Commission asset, noncurrent	4,239	3,719
Property and equipment, net	25,282	21,592
Operating lease right-of-use assets	2,287	—
Other assets	1,275	401
Total assets	$343,898	$363,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,645	$6,363
Accrued expenses and other current liabilities	7,118	9,183
Current portion of deferred revenue	7,433	6,690
Current portion of deferred rent	—	135
Current portion of long-term debt	3,000	2,000
Current portion of operating lease liabilities	1,089	—
Total current liabilities	23,285	24,371
Deferred revenue, noncurrent	4,517	2,475
Deferred rent, noncurrent	—	333
Long-term debt, noncurrent	6,950	7,945
Operating lease liabilities, noncurrent	1,634	—
Contingent earn-out liability	18,128	20,809
Contingently issuable common stock liability	3,792	5,264
Public warrant liability	5,444	11,030
Total liabilities	63,750	72,227
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 143,322,036 and 142,745,021 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	399,424	395,563
Accumulated deficit	(119,290)	(104,739)
Stockholders’ equity	280,148	290,838
Total liabilities and stockholders’ equity	$343,898	$363,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$5,194	$2,502
Subscription revenue	3,020	1,300
Service revenue	501	197
Total revenue	8,715	3,999
Cost of revenue:
Cost of product revenue	5,576	2,229
Cost of subscription revenue	1,065	595
Cost of service revenue	448	127
Total cost of revenue	7,089	2,951
Gross profit	1,626	1,048
Operating expenses:
Research and development	4,286	3,612
Sales and marketing	12,053	3,684
General and administrative	11,093	2,899
Loss from impairment of property and equipment	96	—
Total operating expenses	27,528	10,195
Loss from operations	(25,902)	(9,147)
Other income (expense), net:
Interest expense	(142)	(2,447)
Interest income	209	—
Change in fair value of derivative liability	—	(1,425)
Change in fair value of contingent earn-out liability	4,226	—
Change in fair value of contingently issuable common stock liability	1,472	—
Change in fair value of public warrant liability	5,586	—
Change in fair value of common stock warrant liability	—	(736)
Total other income (expense), net	11,351	(4,608)
Net loss and comprehensive loss – basic and diluted	$(14,551)	$(13,755)
Net loss per share – basic and diluted	$(0.10)	$(1.32)
Weighted average common shares outstanding – basic and diluted	142,878,406	10,443,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	—	$—	142,745,021	$14	$395,563	$(104,739)	$290,838
Issuance of common stock upon net exercise of stock options	—	—	496,971	—	216	—	216
Issuance of common stock upon vesting of restricted stock units	—	—	80,044	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,645	—	3,645
Net loss	—	—	—	—	—	(14,551)	(14,551)
Balance at March 31, 2022	—	$—	143,322,036	$14	$399,424	$(119,290)	$280,148

Balance at December 31, 2020	77,340,057	75,877	9,846,830	1	9,194	$(93,881)	$(84,686)
Issuance of warrants to purchase common stock	—	—	—	—	1	—	1
Issuance of common stock upon exercise of stock options	—	—	1,563,281	—	455	—	455
Stock-based compensation expense	—	—	—	—	1,082	—	1,082
Net loss	—	—	—	—	—	(13,755)	(13,755)
Balance at March 31, 2021	77,340,057	$75,877	11,410,111	$1	$10,732	$(107,636)	$(96,903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,551)	$(13,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	948	452
Write down of inventory	324	—
Adjustment to property and equipment for sales type leases	(321)	—
Loss from impairment of property and equipment	96	—
Stock-based compensation	5,190	1,082
Noncash interest expense	5	2,344
Noncash lease expense	197	—
Recovery of allowance for doubtful accounts	—	(63)
Change in fair value of derivative liability	—	1,425
Change in fair value of common stock warrant liability	—	736
Change in fair value of earn-out liability	(4,226)	—
Change in fair value of contingently issuable common stock	(1,472)	—
Change in fair value of public warrant liability	(5,586)	—
Changes in operating assets and liabilities
Accounts receivable	(2,112)	(874)
Inventory	(6,985)	(433)
Commission assets	(351)	(391)
Contract assets	108	(119)
Prepaid expenses and other current assets	(5,280)	(4,104)
Accounts payable	(1,867)	1,194
Deferred revenue	2,778	(621)
Deferred rent	(468)	(11)
Accrued expenses and other current liabilities	(2,065)	1,100
Operating lease liabilities	(229)	—
Net cash used in operating activities	(35,867)	(12,038)
Cash flows from investing activities:
Development of internal-use software	(646)	—
Purchases of property and equipment	(323)	(2,522)
Net cash used in investing activities	(969)	(2,522)
Cash flows from financing activities:
Proceeds from exercise of stock options	216	455
Repayment of financing obligations	—	(359)
Proceeds from long-term debt, net of issuance costs	—	31,882
Net cash provided by financing activities	216	31,978
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,620)	17,418
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	4,704
Cash, cash equivalents and restricted cash at end of period	$271,547	$22,122
Supplemental disclosure of cash flow information
Cash paid for interest	$133	$103
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$4,620	$—
Capital expenditures incurred but not yet paid	1,693	—
Issuance of equity classified warrants	—	1
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$270,872	$22,122
Restricted cash	400	—
Restricted cash, noncurrent	275	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$271,547	$22,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Evolv Technologies Holdings, Inc. (the “Company”), a Delaware corporation, is a global leader in AI-based weapons detection for security screening. The Company’s mission is to make the world a safer and more enjoyable place to work, learn, and play. The Company is democratizing security by making it seamless for gathering spaces to address the chronic epidemic of escalating gun violence, mass shootings and terrorist attacks in a cost-effective manner while improving the visitor experience. The Company is headquartered in Waltham, Massachusetts.

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its wholly owned subsidiaries, which include Evolv Technologies, Inc., Evolv Technologies UK Ltd. and Give Evolv LLC. References to “NHIC” refer to the company prior to the consummation of the Merger (as defined in Note 3) and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

All share and per share amounts contained herein for periods prior to the Merger have been retroactively adjusted to give effect to the Exchange Ratio (as defined in Note 3), unless otherwise indicated.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022 outside of the items as described below.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leases as a Lessee

Prior to January 1, 2022, the Company accounted for leases in accordance with ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalation, on a straight-line basis over the lease term.

Effective on January 1, 2022, the Company accounts for leases in accordance with ASC 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company (when the Company is the lessee). Where the Company is the lessee, for each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability.

A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the use of the asset over the lease term. Lease liabilities are measured at lease commencement and calculated as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. If an implicit rate is not readily determinable, the Company uses an incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. Right-of-use assets are measured as the amount of the initial lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor. The lease term is measured as the noncancelable period in the contract, adjusted for any options to extend or terminate when it is reasonably certain the Company will extend the lease term via such options based on an assessment of economic factors present as of the lease commencement date. The Company elected the practical expedient to not recognize leases with a lease term of twelve months or less.

Components of a lease are split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) are allocated, based on the respective relative fair values, to the lease components and non-lease components. The Company has elected the practical expedient to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

The Company’s operating leases are presented in the condensed consolidated balance sheet as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Subscription Revenue - Leases as Lessor

In addition to selling our products directly to customers, we also derive revenue from leasing our equipment, which we classify as subscription revenue. Lease terms are typically four years, do not include options to extend, terminate or to purchase the underlying asset, and customers generally pay either a quarterly or annual fixed payment for the lease and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and recognized ratably over the duration of the lease. There are no variable lease payments as a part of these arrangements.

The accounting provisions we use to classify transactions as sales-type are: (i) whether the lease transfers ownership of the equipment by the end of the lease term, (ii) whether the lease grants the customer an option to purchase the equipment and the customer is reasonably certain to do so, (iii) whether the lease term is for the major part of the economic life of the underlying equipment, (iv) whether the present value of the lease payments, and any residual value guaranteed by the customer that is not already reflected in the lease payments, is equal to or greater than substantially all of the fair market value of the equipment at the commencement of the lease, and (v) whether the equipment is specific to the customer and of such a specialized nature that it is expected to have no alternative use to the Company at the end of

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the lease term. Leasing arrangements meeting any of these conditions are accounted for as sales-type leases and revenue attributable to the lease component is recognized in a manner consistent with the equipment sales and the related equipment is derecognized with the associated expense presented as a cost of revenue. Leasing arrangements that do not meet the criteria for classification as a sales-type lease will be accounted for as a direct-financing lease if the following two conditions are met: (i) the present value of the lease payments, and any residual value guaranteed by the customer that is not already reflected in the lease payments and any other third party unrelated to the Company, is equal to or greater than substantially all of the fair market value of the equipment at the commencement of the lease, and (ii) it is probable that the Company will collect the lease payments and amounts necessary to satisfy a residual value guarantee. Leasing arrangements that do not meet any of the sales-type lease classification criteria are accounted for as operating leases and revenue is recognized straight-line over the term of the lease.

The Company considers the economic life of most of our products to be seven years. The Company believes seven years is representative of the period during which the equipment is expected to be economically usable by one or more users, with normal service, for the purpose for which it is intended. The unguaranteed residual value is estimated to be the value at the end of the lease term based on the anticipated fair market value of the units. The Company mitigates residual value risk of our leased equipment by performing regular management and maintenance, as necessary.

Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the equipment over the lease term. The non-lease components relate to (1) distinct services, such as SaaS and maintenance, (2) any add-on accessories, and (3) installation and training. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an operating lease for all underlying asset classes. In the evaluation of whether the lease component (equipment) or the non-lease components associated with the lease component (SaaS and maintenance) is the predominant  component, the Company determined that the lease component is predominant as customers would clearly be expected to ascribe more value to the use of the security equipment than that of the SaaS and maintenance services. Therefore, the Company will account for the combined lease component under ASC 842. The equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in the condensed consolidated statements of operations and comprehensive loss. The installation and training services represent distinct services provided to customers. These activities are considered separate performance obligations to the customer and therefore are considered non-lease components. As installation and training services are performed prior to lease commencement, the timing and pattern of transfer for these services differ from that of the lease component (i.e., security hardware) and are not eligible to be combined.

We exclude from variable payments all lessor costs that are explicitly required to be paid directly by a lessee on behalf of the lessor to a third party. Revenue related to leases entered into with related parties were $0.1 million during the three months ended March 31, 2022.

Installation and training are generally billed to the lessee as part of the lease contract billing, according to various contractual terms. The installation and training costs incurred by the Company are accounted for as a fulfillment cost and are included in the cost of services revenue in the condensed consolidated statements of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as subsequently amended (collectively “ASC 842”). The guidance amends the existing accounting standards for lease accounting, including requirements for lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expanding disclosure requirements regarding leasing arrangements. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessors are required to classify leases as a sales-type, direct financing, or operating lease. A lease is a sales-type lease if it effectively transfers control of the underlying asset to the lessee as indicated by any one of five criteria being met. All leases that are not sales-type or direct financing leases will be classified as operating leases. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting ASC 842 in which entities can elect to

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted. The Company utilized this transition option whereby financial information for prior periods presented before the ASC 842 effective date will not be updated. In November 2019, the FASB issued ASU 2019-10 deferring the effective date for private entities (also applicable for public companies that qualify as emerging growth companies) for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05 which further defers the effective date for private entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

The Company adopted this guidance effective January 1, 2022. ASC 842 provides several optional practical expedients in transition. The Company applied the ‘package of practical expedients’ which allow the Company to not reassess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under ASC 842.

The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $3.0 million and operating right-of-use assets of $2.5 million, along with the write-off of certain deferred rent balances of $0.5 million within the Company’s condensed consolidated balance sheets as of January 1, 2022. The adoption did not have a significant impact on the Company’s condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows.

In December 2019, the FASB issued ASU 2019 12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019 12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance effective January 1, 2022 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU 2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. ASU 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this guidance effective January 1, 2022 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company expects to adopt this guidance effective January 1, 2023, and it is currently evaluating the impact on its condensed consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company expects to adopt this guidance effective January 1, 2023, and it is currently evaluating the impact on its condensed consolidated financial statements and related disclosures.

Out-of-Period Adjustment

During the three months ended March 31, 2022, the Company recorded an immaterial out-of-period adjustment that resulted in a $1.0 million increase of stock-based compensation expense within sales and marketing expense in the condensed statements of operations and comprehensive loss, a $1.0 million increase to change in fair value of contingent earn-out liability in the condensed statements of operations and comprehensive loss, a $0.5 million decrease to additional paid-in capital in the condensed balance sheets, and a $0.5 million increase to contingent earn-out liability in the condensed balance sheets. The out-of-period adjustment related to an error in the Company’s accounting for the contingent earn-out liability for the third and fourth quarters of fiscal year 2021. The Company has determined the adjustment is not material to the current period or any previously issued financial statements.

3. Merger with NHIC and Related Transactions

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

All outstanding warrants exercisable for common stock in Legacy Evolv (other than warrants that expired, were exercised or were deemed automatically net exercised immediately prior to the Merger) were exchanged for warrants exercisable for the Company’s common stock with the same terms and conditions except adjusted by the Exchange Ratio.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$257,555	$—	$—	$257,555
	$257,555	$—	$—	$257,555
Liabilities:
Contingent earn-out liability	$—	$—	$18,128	$18,128
Contingently issuable common stock liability	—	—	3,792	3,792
Public Warrant liability	—	—	5,444	5,444
	$—	$—	$27,364	$27,364

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$297,536	$—	$—	$297,536
	$297,536	$—	$—	$297,536
Liabilities:
Contingent earn-out liability	$—	$—	$20,809	$20,809
Contingently issuable common stock liability	—	—	5,264	5,264
Public Warrant liability	—	—	11,030	11,030
	$—	$—	$37,103	$37,103

As of March 31, 2022 and December 31, 2021, respectively, money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets.

During the three months ended March 31, 2022 and 2021, respectively, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Contingent Earn-out

Pursuant to the Merger Agreement, the Legacy Evolv shareholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liability upon the closing of the Merger and are remeasured at each reporting period. As of March 31, 2022, no milestones have been achieved.

The estimated fair value of the initial contingent earn-out was determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. As of March 31, 2022, the contingent earn-out was revalued using a similar Monte Carlo analysis. The significant assumptions to the model as of December 31, 2021 were as follows: 55% expected stock price volatility, a drift rate of 1.2%, 25% likelihood of change in control and an expected term of 4.5 years. The significant assumptions to the model as of March 31, 2022 were as follows: 92.5% expected stock price volatility, a drift rate of 2.4%, 25% likelihood of change in control and an expected term of 4.3 years.

The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2021	$20,809
Change in fair value	(4,226)
Out-of-period adjustment	1,545
Balance at March 31, 2022	$18,128

Valuation of Contingently Issuable Common Stock

Prior to the Merger, certain NHIC shareholders owned 4,312,500 Founder Shares. 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC and the remaining 1,897,500 outstanding shares shall vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s contingently issuable common stock was recorded at fair value as contingent shares on the closing of the Merger and will be remeasured at each reporting period. As of March 31, 2022, no milestones have been achieved.

The estimated fair value of the initial contingently issued common shares was determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. As of March 31, 2022, the contingently issuable common shares were revalued using a similar Monte Carlo analysis. The significant assumptions to the model as of December 31, 2021 were as follows: 55% expected stock price volatility, a drift rate of 1.2%, 25% likelihood of change in control and an expected term of 4.5 years. The significant assumptions to the model as of March 31, 2022 were as follows: 92.5% expected stock price volatility, a drift rate of 2.4%, 25% likelihood of change in control and an expected term of 4.3 years.

The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2021	$5,264
Change in fair value	(1,472)
Balance at March 31, 2022	$3,792

Valuation of Public Warrant Liability

Upon the closing of the Merger, the Company assumed the Public Warrants to purchase shares of the Company’s common stock (see Note 13). The Public Warrants are publicly traded and the initial fair value of the public warrants were based on the closing price as reported by Nasdaq on the date of the Merger and remeasured at each reporting period.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2021	$11,030
Change in fair value	(5,586)
Balance at March 31, 2022	$5,444

5. Revenue Recognition

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

The Company derives revenue from (1) subscription arrangements generally accounted for as operating leases under ASC 842 and (2) from the sale of products, inclusive of SaaS and maintenance and (3) professional services. The Company’s arrangements are generally noncancelable and nonrefundable after ownership passes to the customer for product sales and upon installation for subscriptions. Revenue is recognized net of sales tax.

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2022.

	Less than 1 year	Greater than 1 year	Total
Product revenue	$166	$39	$205
Subscription revenue	12,784	29,041	41,825
Service revenue	6	—	6
Maintenance revenue	2,415	6,086	8,501
Total revenue	$15,371	$35,166	$50,537

The amount of minimum future leases is based on expected income recognition. As of March 31, 2022, future minimum payments on noncancelable leases are as follows (in thousands):

Future operating lease component:
Year Ending December 31:
2022 (nine months remaining)	$9,677
2023	12,330
2024	11,137
2025	7,438
2026	1,131
Thereafter	112
$41,825

Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

time. As of March 31, 2022 and December 31, 2021, the Company had $1.4 million and $1.5 million in current portion of contract assets and $3.3 million and $3.4 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized $2.5 million during the three months ended March 31, 2022 of revenue that was previously included in the 2021 deferred revenue balance and recognized $0.9 million during the three months ended March 31, 2021 of revenue that was previously included in the 2020 deferred revenue balance.

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2021	$9,165
Revenue recognized	(6,409)
Revenue deferred	9,194
Balance at March 31, 2022	$11,950

The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue from sales-type leases	$1,312	$—
Interest income on lease receivables	190	—
Lease income - operating leases	3,020	1,300
Total lease revenue	$4,522	$1,300

The revenue from sales-type leases is related to the Evolv Express units where the lease term is for the major part of the economic life of the underlying equipment and is classified as product revenue in the condensed consolidated statements of operations and comprehensive loss. The interest income on lease receivables is classified as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2022	2021
Product revenue	5,194	2,502
Leased equipment	3,020	1,300
SaaS and Maintenance revenue	353	132
Professional services revenue	148	65
Total revenue	$8,715	$3,999

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Acquisition Costs

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $5.7 million and $5.4 million as of March 31, 2022 and December 31, 2021, respectively. The Company amortized commissions of $0.1 million during the three months ended March 31, 2022 which related to 2022 commissions and $0.3 million which related to 2021 commissions.

Give Evolv LLC

Upon the closing of the Merger, the NHIC Founders transferred 517,500 shares of its common stock to Evolv NewHold Benefit LLC (“ENHB”), which represented the initial contribution to be used to pay for the donation of Evolv’s Express units to public venues and institutions, primarily schools in locations that might not otherwise be able to afford weapon detection security screening systems and related products and services. In September 2021, ENHB was renamed to Give Evolv LLC (“Give Evolv”). Give Evolv is deemed an entity under common control and a consolidating entity as it is under the same management as the Company. As such, the shares held by Give Evolv are not considered outstanding or issued.

For such arrangements, Give Evolv generally purchases the related products and services from Evolv Technologies, Inc. through an intercompany transaction using the available donated proceeds from the transfer of common stock upon the closing of the Merger. Evolv Technologies, Inc. will be responsible for the delivery of the units, in addition to providing related services, such as installation, training, and maintenance. Consideration transferred to Evolv Technologies, Inc. for the related products and services may be in the form of common stock or cash. Shares of common stock may be sold to generate funds for the purposes of paying for the donated goods and services. The sales transactions between Evolv Technologies, Inc. and Give Evolv eliminate in consolidation.

During the three months ended March 31, 2022, the Company donated three Evolv Express units to schools, resulting in $0.2 million in general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

6. Leases

Company Headquarters (Waltham, MA)

In April 2021, the Company entered a sublease agreement for office and storage space for its corporate headquarters located at 500 Totten Pond Road in Waltham, MA. The sublease has an initial term of 42 months beginning on May 1, 2021, and expiring on October 31, 2024. The Company is required to maintain a minimum cash balance of $0.7 million as a security deposit on the space which is classified as restricted cash, current and restricted cash, non-current on the condensed consolidated balance sheets. The Company pays for its proportionate share of building operating expenses and taxes that are treated as variable costs and excluded from the measurement of the lease. The sublease grants the Company an option to extend the term for an additional three years at the then fair market rent by giving the landlord nine months’ written notice. The Company was not reasonably certain to exercise the option to extend the lease and therefore the extension term was excluded from the measurement of the lease.

Storage Facilities

The Company additionally leases three storage spaces on a month-to-month basis that are classified as short-term leases.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2022.

The components of lease cost under ASC 842 were as follows (in thousands):

Operating lease cost	$245

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities	$278

The weighted-average remaining lease term and discount rate were as follows:

Weighted average remaining lease term (in years)	2.6
Weighted average discount rate	6.95%

Future annual lease payments under non-cancelable operating leases as of March 31, 2022 were as follows (in thousands):

Year Ended December 31:
2022 (remaining nine months)	$838
2023	1,149
2024	982
Total future lease payments	$2,969
Less: imputed interest	(246)
Present value of operating lease liability	$2,723

Rent expense for the three months ended March 31, 2021 was approximately $0.1 million in accordance with ASC 840. Rent expense for the year ended December 31, 2021 was approximately $0.9 million in accordance with ASC 840.

Future annual lease payments under non-cancelable operating leases as of December 31, 2021 under ASC 840 were as follows (in thousands):

Year Ended December 31:
2022	$1,116
2023	1,150
2024	981
Total	$3,247

7. Accounts Receivable

Allowance for Doubtful Accounts

As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts of $0.1 million, respectively. Changes in the allowance for doubtful accounts were as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Doubtful Accounts
Balance at December 31, 2021	$(50)
Provisions	—
Write-offs, net of recoveries	—
Balance at March 31, 2022	$(50)

8. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,172	$1,050
Finished goods	6,009	4,090
Total	$7,181	$5,140

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid deposits	$13,479	$7,591
Prepaid insurance	1,625	2,803
Prepaid subscriptions	625	411
Other	1,523	242
Total	$17,252	$11,047

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computers and telecom equipment	$329	$40
Lab equipment	568	568
Purchased software	59	—
Furniture and fixtures	37	37
Leasehold improvements	538	491
Leased equipment	24,217	21,100
Internal-use software	1,820	1,029
Sales demo equipment	2,149	1,938
	29,717	25,203
Less: Accumulated depreciation and amortization	(4,435)	(3,611)
	$25,282	$21,592

As of March 31, 2022 and December 31, 2021, the net book value of internal-use software was $1.7 million and $1.0 million, respectively. Depreciation expense and amortization expense related to property and equipment was $0.9 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, which included amortization expense of internal-use software of less than $0.1 million and $0 for the three months ended March 31, 2022 and 2021, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leased equipment and the related accumulated depreciation were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Leased equipment	$24,217	$21,100
Accumulated depreciation	(3,390)	(2,761)
Leased equipment, net	$20,827	$18,339

Depreciation related to leased units was $0.8 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. Depreciable lives generally range from 4 to 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.

Impairment of property and equipment was $0.1 million for the three months ended March 31, 2022. There was no impairment recognized for the three months ended March 31, 2021. This related to Edge units and Express prototype units that were removed from service and retired. The Company is transitioning its domestic customers from the Edge units to the most current Express units, which also resulted in an impairment of the remaining economic value of such assets.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued employee compensation and benefits expense	$2,198	$5,536
Accrued professional services and consulting	1,438	1,441
Accrued sales tax	1,213	1,091
Accrued marketing	521	—
Accrued property tax	472	—
Accrued interest	48	64
Other	1,228	1,051
Total	$7,118	$9,183

12. Long-term Debt

The components of the Company’s long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term loans payable	$10,000	$10,000
Less: Unamortized discount	(50)	(55)
	9,950	9,945
Less: Current portion of long-term debt	3,000	2,000
Long-term debt, net of discount	$6,950	$7,945

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Term Loan Agreements

JPMorgan Chase Bank, N.A.(“JPM”) Credit Agreement

In December 2020, the Company entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024 and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022.

Principal and interest on the JPM Credit Agreement is payable monthly commencing on July 1, 2022. The JPM Credit Agreement accrues interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 2.25% or (B) 5.5%. The revolving line of credit accrues interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 1.25% or (B) 4.5%. Upon closing, the Company issued warrants to purchase 377,837 shares of common stock to the lender with an exercise price of $0.42 per share with a fair value of $0.1 million on the date of issuance. The Company incurred debt issuance costs of $0.1 million equal to the fair value of the warrants in connection with the JPM Credit Agreement. These costs were recorded as debt discount and are amortized to interest expense, using the effective interest method, over the term of the loan. Upon the closing of the Merger, the warrants were converted into shares of the Company’s common stock.

As of March 31, 2022, the unamortized debt discount was $0.1 million. As of March 31, 2022, the accrued interest on the JPM Credit Agreement was $0.1 million, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. Interest expense related to the JPM Credit Agreement totaled $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, which includes the amortization of the debt discount which totaled less than $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The interest rate in effect as of March 31, 2022 was 5.75% for the JPM Credit Agreement. During the year ended December 31, 2021, the Company fully repaid the $5.4 million drawn down on the revolving line of credit.

The Company’s obligations under the JPM Credit Agreement are secured by a first-priority security interest in all of its assets, including intellectual property.

As of March 31, 2022, future principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$2,000
2023	4,000
2024	4,000
$10,000

Convertible Note

In September 2020, the Company entered into a Convertible Note Purchase Agreement (the “2020 Convertible Notes”) with an investor for gross proceeds of $2.0 million with a stated interest rate of 6.0% per annum. An additional $2.0 million in gross proceeds were made available in December 2020 upon achievement of the integration milestone, whereby the Company successfully created software utilizing the investor’s application programming interface. The 2020 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds of the issuance of preferred stock totaled at least $10.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2020 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $1.0 million, and the notes, with an initial carrying value of $3.0 million, and included in long-

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

term liabilities on the Company’s condensed consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the Merger.

Interest expense for the 2020 Convertible Notes totaled $0 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

In January and February 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $7.0 million, and the notes, with an initial carrying value of $23.0 million, and included in long-term liabilities on the Company’s condensed consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the Merger.

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

Interest expense for the 2021 Convertible Notes totaled $0 and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

13. Warrants

In January 2021, in connection with a Business Development Agreement entered into with Finback Evolv II, LLC (“Finback BDA”), the Company issued a warrant to Finback for the purchase of 2,552,913 shares of common stock at an exercise price of $0.42 per share. The 2021 Finback common stock warrants vest upon meeting certain sales criteria as defined in the agreement and expires in January 2031. The warrants will be accounted for under ASC 718 Compensation – Stock Compensation as the warrants will vest upon certain performance conditions being met (see Note 16).

In connection with the closing of the Merger, the Company assumed the Public Warrants for the purchase of 14,325,000 shares of common stock at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and were recorded at its fair value of $23.6 million

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on the date of the closing of the Merger with an offset to additional paid-in-capital and is subsequently remeasured to fair value at each reporting date based on the publicly available trading price. The change in fair value of the public warrant liability of $5.6 million and $0 was recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, none of the vested 2021 Finback common stock warrants were exercised.

As of March 31, 2022 and December 31, 2021, warrants to purchase the following class of Common stock outstanding consisted of the following in the tables below:

March 31, 2022
	Contractual			Shares Issuable	Weighted
	Term	Underlying Equity	Balance Sheet	Upon Exercise	Average
Issuance Date	(in years)	Instrument	Classification	of Warrant	Exercise Price
January 13, 2021	10	Common stock	Equity	2,552,913	$0.42
July 16, 2021	5	Common stock	Liability	14,324,993	$11.50
				16,877,906

December 31, 2021
	Contractual			Shares Issuable	Weighted
	Term	Underlying Equity	Balance Sheet	Upon Exercise of	Average
Issuance Date	(in years)	Instrument	Classification	Warrant	Exercise Price
January 13, 2021	10	Common stock	Equity	2,552,913	$0.42
July 16, 2021	5	Common stock	Liability	14,324,994	$11.50
				16,877,907

14. Convertible Preferred Stock

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

15. Common Stock

As of March 31, 2022 and December 31, 2021, the Company had reserved 74,863,862 and 76,008,377 shares, respectively, of common stock for the conversion of the outstanding Preferred Stock, exercise of outstanding stock options, granting of awards under the Company’s 2021 Equity Incentive Plan and 2013 Equity Incentive Plan (see Note 16) and the exercise of outstanding warrants (see Note 13).

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Stock-Based Compensation

2021 Equity Incentive Plan

As of March 31, 2022 and December 31, 2021, shares of common stock that may be issued under the 2021 Plan were 21,177,295. As of March 31, 2022 and December 31, 2021, 11,938,665 and 19,511,916 shares remained available for future grant under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.

During the three months ended March 31, 2022, the Company granted 2,262,925 options.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.6%	0.5%
Expected term (in years)	6.1	4.6
Expected volatility	75.0%	23.9%
Expected dividend yield	0.0%	0.0%

The following tables summarize the Company’s stock option activity since December 31, 2021 (in thousands, except for share and per share data):

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	20,769,130	$0.39
Granted	2,262,925	2.32
Exercised	(499,767)	0.42
Forfeited	(567,979)	0.42
Outstanding as of March 31, 2022	21,964,309	0.59	7.70	$45,207

Vested and expected to vest as of March 31, 2022	21,964,309	$0.59	7.70	$45,207
Options exercisable as of March 31, 2022	12,025,749	$0.38	6.77	$27,356

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity since December 31, 2021:

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Number of	Grant Date Fair
	Shares	Value

Outstanding as of December 31, 2021	1,951,924	$6.76
Granted	4,425,142	3.50
Vested	(80,044)	7.95
Canceled	(46,020)	5.92
Outstanding as of March 31, 2022	6,251,002	$4.44

During the three months ended March 31, 2022, the Company issued 4,425,142 shares of restricted stock units with an aggregate grant-date fair value of $15.5 million under the 2021 Plan. The terms of the RSU’s under the 2021 Plan allow for the following vesting periods, which are determined on an individual basis on the date of grant:

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

(C) The restricted stock units will vest over one year from the Vesting Commencement Date, with the full amount vesting on the first anniversary of the Vesting Commencement Date, subject to the individual remaining a Service Provider (as defined in the 2021 Plan) through the applicable vesting date.

Performance Stock Units

The following table summarizes the Company’s performance stock units activity since December 31, 2021:

	Number of	Grant Date Fair
	Shares	Value

Outstanding as of December 31, 2021	—	$—
Granted	934,000	2.65
Vested	—	—
Canceled	—	—
Outstanding as of March 31, 2022	934,000	$2.65

During the three months ended March 31, 2022, the Company issued 934,000 shares of with an aggregate grant-date fair value of $2.5 million under the 2021 Plan. Based upon the terms of the award agreements, 50% of the applicable units shall vest on January 1, 2023, provided that the Company has achieved its annual bookings goal for fiscal year 2022; and the remaining 50% of the units shall vest on January 1, 2024 if and only if the 2022 fiscal year bookings goal was achieved and subject to the grantee’s continued service through the applicable vesting date.

2021 Employee Stock Purchase Plan

As of March 31, 2022 and December 31, 2021, 3,435,748 shares of the Company’s common stock were available for future issuance. The Company’s Board of Directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 Employee Stock Purchase Plan during a specific offering period. As of March 31, 2022, no offerings have been approved.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2022, 341,094 shares of the 2021 Finback common stock warrants were exercisable at a total aggregate intrinsic value of $2.6 million. The remaining 2,211,819 shares of the 2021 Finback common stock warrants are unvested and have a total aggregate intrinsic value of $16.9 million. As of March 31, 2022, none of the 2021 Finback common stock warrants were exercised. The Company will recognize compensation expense for the 2021 Finback common stock warrants when the warrants become vested based on meeting the certain sales criteria. During the three months ended March 31, 2022 and 2021, the Company recorded $0.4 million and $0.8 million, respectively, of stock-based compensation expense within sales and marketing expense for the 2021 Finback common stock warrants.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$60	$5
Sales and marketing	2,770	933
General and administrative	1,787	94
Research and development	573	50
Total stock-based compensation expense	$5,190	$1,082

Stock-based compensation expense was classified by award type in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$242	$203
Earn-out shares	2,699	—
Warrants	436	807
Restricted stock units	1,813	72
Total stock-based compensation expense	$5,190	$1,082

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Income Taxes

During the three months ended March 31, 2022 and 2021, the Company did not record income tax provisions or income tax benefits due to the net loss before income taxes expected to be incurred for the year ending December 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, and the net loss before income taxes incurred for the year ended December 31, 2021.

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

18. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss – basic and diluted	$(14,551)	$(13,755)

Denominator:
Weighted average common shares outstanding — basic and diluted	142,878,406	10,443,323
Net loss - basic and diluted	$(0.10)	$(1.32)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2022	2021
Options issued and outstanding	21,964,309	23,651,872
Public Warrants to purchase common stock	14,324,993	—
Convertible preferred stock (as converted to common stock)	—	80,833,007
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	—	1,014,963
Warrants to purchase common stock	—	922,297
Warrants to purchase common stock (Finback)**	2,552,913	2,552,913
Unvested restricted stock units	6,251,002	289,047
Unvested performance stock units	934,000	—
Earn-out shares**	15,000,000	—
Contingently issuable common stock**	1,897,500	—
Convertible notes (as converted to common stock)*	—	4,101,960
	62,924,717	113,366,059

* Conversion feature is only triggered upon the closing of a Qualified Financing Event.

** Issuance of Earn-out shares, Contingently issuable common stock and Finback warrants are contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. Related Party Transactions

Nonrecourse Promissory Note with Officer

In August 2020, the Company entered into a $0.4 million promissory note with an officer with the proceeds being used to exercise options for 1,469,366 shares of common stock at a price of $0.24 per share. The promissory note bore interest at the Wall Street Journal Prime Rate and was secured by the underlying shares of common stock that were issued upon the exercise of the stock options. The promissory note was treated as nonrecourse as the loan was only secured by the common stock issued from the exercise of the stock options. As such, (i) the underlying stock option grant was still considered to be outstanding and the shares of common stock were not considered issued and outstanding for accounting purposes until the loan was repaid in full or otherwise forgiven and (ii) no receivable was recorded for the promissory note on the Company’s condensed consolidated balance sheets. As such, the promissory note effectively extended the maturity date of the option grant for the life of the loan, this change is treated as a stock option modification. The incremental fair value from the stock option modification was deemed immaterial. The interest on this nonrecourse loan is also considered nonrecourse. As the Company has no intent to collect interest, no accrued interest was recorded.

In June 2021, the Company agreed to repurchase 43,665 shares of common stock valued at $8.05 per share of common stock held by the officer of the Company. In exchange for the repurchase of the common stock by the Company, the $0.4 million promissory note held by the officer was considered repaid in full.

Business Development Agreement with Finback

In March 2021, the Company granted a warrant exercisable for 2,552,913 shares of common stock to Finback, a consulting group who is an affiliate of one of the Company’s shareholders, with performance-based vesting conditions which vest upon certain sales being met under a Business Development agreement which has a term of three years. During the three months ended March 31, 2022 and 2021, the Company recorded $0.4 million and $0.8 million, respectively, of stock-based compensation expense within sales and marketing expense for the 2021 Finback common stock warrants.

In connection with the Merger and pursuant to the Merger Agreement, Finback is entitled to receive a proportional share of earn-out shares as an earn-out service provider, based upon the remaining unvested warrants as of the Merger Date. As of March 31, 2022 Finback can earn 280,410 earn-out shares subject to stock-based compensation, based on the achievement of certain milestones. During the three months ended March 31, 2022 and 2021, the Company recorded $1.5 million and $0, respectively, of stock-based compensation expense within sales and marketing expense for the earn-out shares allocated to Finback.

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement (the “Distribution Agreement”) with Motorola, an investor in the Company. In June 2021, the partnership agreement was amended by the Amended and Restated Distribution Agreement (the “Amended and Restated Distribution Agreement”). Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended March 31, 2022 and 2021, revenue from Motorola’s distributor services was $0.8 million and $0, respectively. As of March 31, 2022 and December 31, 2021, accounts receivable related to Motorola’s distributor services was $1.6 million and $1.2 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in other parts of this Quarterly Report on Form 10-Q.

On July 16, 2021, we consummated the business combination (the “Merger”), contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of NewHold Investment Corp. (“NHIC”), a special purpose acquisition company, which is our legal predecessor, and Evolv Technologies, Inc. dba Evolv Technology, Inc. (“Legacy Evolv”), as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 by and among NHIC, Merger Sub and Legacy Evolv (the “Amendment” and as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Evolv, with Legacy Evolv surviving the merger as a wholly owned subsidiary of NHIC. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. Evolv Technologies Holdings, Inc. became the successor entity to NHIC.

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

Our products have screened over 250 million visitors worldwide. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries including major sports teams, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, large school districts, and prominent houses of worship. We offer our products for purchase and primarily under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue and creates expansion and upsell opportunities.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $8.7 million and $4.0 million for the three months ended

March 31, 2022 and 2021, respectively. We generated a net loss of $14.6 million and $13.8 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products in both the United States and international markets, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

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

Additional information regarding the Merger Agreement appears in Note 3 of our condensed consolidated financial statements in Item 1. Part I of this Report.

COVID-19

We have taken, and will continue to take, actions to mitigate the impact of the COVID-19 pandemic on our cash flow and results of operations and financial condition. While we have experienced supply chain challenges during the three months ended March 31, 2022, we do see this being overcome in the near future. In the long-term, we believe that the COVID-19 pandemic may encourage organizations to continue to reassess their security screening processes and may continue to accelerate their adoption of solutions such as touchless security screening, which could create additional demand for our products.

Additional information regarding COVID-19 risks appear in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Pricing, Product Cost and Margins

Revenue generated by the sale of products represented 60% and 63% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. The remaining revenue was generated from subscription sales and services for our products. Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions. Subscription revenue was $3.0 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. With the further development, enhancement, and maintenance of Evolv Insights and its analytical platform during the three months ended December 31, 2021, we expect this source of subscription revenue to become a more significant portion of our total revenue in the year ended December 31, 2022, given its new features, functions and capabilities.

Pricing may also vary by region due to market-specific dynamics. As a result, our financial performance depends, in part, on the mix of sales/bookings/business in different markets during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce cost-effective touchless security screening products` to our customers.

Continued Investment and Innovation

We believe that we are a global leader in AI-based weapons detection for security screening, offering transformative technologies that enable higher throughput, a more frictionless visitor experience, and substantial cost savings through our product innovations. Our performance is significantly dependent on the investment we make in our research and development efforts and on our ability to be at the forefront of the security screening industry. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance existing products and generate customer demand for our products. We believe that investment in our security screening products will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.

Contingent Earn-out Shares

In connection with the Merger and pursuant to the Merger Agreement, certain of the Legacy Evolv shareholders and Legacy Evolv Service Providers are entitled to receive additional shares of the Company’s common stock (the “Earn-Out Shares”) upon the Company achieving certain milestones.

The Earn-Out Shares are classified as liabilities in our condensed consolidated balance sheets and were initially measured at fair value. Each reporting period, the Earn-Out Shares are remeasured and changes in the fair value of the contingent earn-out are recorded in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. When the Triggering Events have been achieved and the Earn-Out Shares are issued, the

Company will reclassify the corresponding amount from a liability to additional paid-in-capital and common stock at par value of $0.0001 per share.

Additional information regarding Contingent Earn-out Shares vesting provisions and accounting treatment appear in Note 2 of our consolidated financial statements for the year ended December 31, 2021 of our Annual Report on Form 10-K.

Contingently Issuable Common Stock

Prior to the Merger, certain NHIC shareholders owned 4,312,500 Founder Shares. 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC. The remaining 1,897,500 outstanding shares shall vest upon the Company achieving certain milestones.

The Founders Shares (the “Contingently Issuable Common Stock”) are classified as liabilities in our condensed consolidated balance sheets and were initially measured at fair value. Each reporting period, the Founders Shares are remeasured and changes in the fair value of the contingently issuable common stock are recorded in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. When the Triggering Events have been achieved and the Founders Shares are issued, the Company will reclassify the corresponding amount from a liability to additional paid-in-capital and common stock at par value of $0.0001 per share.

Additional information regarding Contingently Issuable Common Stock vesting provisions and accounting treatment appear in Note 2 of our consolidated financial statements for the year ended December 31, 2021 of our Annual Report on Form 10-K.

Components of Results of Operations

Revenue

We derive revenue from (1) subscription arrangements generally accounted for as operating leases, (2) from the sale of products, inclusive of SaaS and maintenance, and (3) professional services. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer for product sales and upon installation for subscriptions. Revenue is recognized net of sales tax.

Product Revenue

We derive a portion of our revenue from the sale of our Express and Edge equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We expect product revenue to decline as a percentage of our overall revenue overtime as more and more customers enter full subscription transactions with us and as our subscription becomes more valuable to our business.

Subscription Revenue

In addition to selling our products directly to customers, we also lease our Express and Edge equipment which we classify as subscription revenue. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (1) distinct services, such as SaaS, maintenance installation and training, and (2) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our condensed consolidated statements of operations and comprehensive loss.

Services Revenue

We provide SaaS, maintenance installation and training services for our products. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. Maintenance consists of technical support, bug fixes and when-and-if available threat updates. SaaS and maintenance revenue is recognized ratably over the period of the arrangement. We sell separately priced extended or nonstandard warranty services and preventative maintenance plans, which are recognized ratably over the associated service period.

Cost of Revenue

We recognize cost of revenue in the same manner that the related revenue is recognized.

Cost of Product Revenue

Cost of product revenue consists primarily of costs paid to third party manufacturers, labor costs, shipping costs, amortization expense related to internal-use software, and stock-based compensation expense.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of labor costs, shipping costs, amortization expense related to internal-use software, depreciation expense related to leased units, and stock-based compensation expense.

Cost of Services Revenue

Cost of services revenue consists of costs related to SaaS and maintenance services. Costs of services revenue related to SaaS consists of costs of maintaining the Evolv cloud portal and our internal-use software, associated with our Evolv Express units. Cost of services revenue related to maintenance consists primarily of labor, spare parts, shipping costs, field service repair costs, equipment, supplies, and stock-based compensation expense.

A provision for the estimated cost related to warranty is recorded to cost of product, subscription, or services revenue at the time the associated revenue is recognized as necessary. Our estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. As of March 31, 2022, the warranty accrual was less than $0.1 million.

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

Research and Development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, consulting and contractor costs, and the impact of the capitalization of costs associated with developing the Evolv cloud portal, our internal-use software. We expect research and development costs will increase on an absolute dollar basis for the year ended December 31, 2022 compared to the year ended December 31, 2021 as we continue to invest in advancing our portfolio of security screening products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success and global service, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will increase on an absolute dollar basis for the year ended December 31, 2022 compared to the year ended December 31, 2021 as we expand our headcount and initiate new marketing campaigns.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and sales tax contingencies. We expect our general and administrative expenses will increase on an absolute dollar basis for the year ended December 31, 2022 compared to the year ended December 31, 2021 as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for general and director and officer insurance, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.

Loss From Impairment of Property and Equipment

Impairment of property and equipment relates to Edge units and Express prototype units that were removed from service and retired. We are transitioning our domestic customers from the Edge units to our most current Express units, which also resulted in an impairment of the remaining economic value of such assets.

Interest Expense

Interest expense includes cash interest paid on our long-term debt and amortization of deferred financing fees and costs.

Interest Income

Interest income relates to interest earned on our lease receivables for our Evolv Express units.

Change in Fair Value of Derivative Liability

In August through September 2019 and in September 2020, we issued Convertible Notes to several investors (the “2020 Convertible Notes”) that provided a conversion option whereby upon the closing of a specified financing event the notes would automatically convert into shares of the same class and series of our capital stock issued to other investors in the financing at a conversion price equal to 85% and 80%, respectively, of the price per share of the securities paid by the other investors. This conversion option was determined to be an embedded derivative that was required to be bifurcated and accounted for separately from the notes. The derivative liability was initially recorded at fair value upon issuance of the notes and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized in the condensed consolidated statements of operations and comprehensive loss. In October 2019, the specified financing event was consummated, as such the 2020 Convertible Notes issued August through September 2019 were converted into shares of Series B-1 Preferred Stock and the derivative liability was extinguished.

In January and February 2021, we entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the 2021 Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability and included in long-term liabilities on the Company’s condensed consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method.

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

Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million, and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Contingent Earn-out Liability

In connection with the Merger and pursuant to the Merger Agreement, certain of Legacy Evolv’s initial shareholders are entitled to receive additional shares of our common stock upon us achieving certain milestones. The earn-out arrangement with the Legacy Evolv shareholders is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Contingently Issuable Common Stock Liability

Prior to the Merger, certain NHIC shareholders owned 4,312,500 shares of Founder Shares. 1,897,500 shares vested at the closing of the Merger, 1,897,500 shares shall vest upon us achieving certain milestones and 517,500 shares were contributed to Give Evolv LLC. Those 1,897,500 outstanding contingently issuable common shares are accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Change in Fair Value of Common Stock Warrant Liability

We classify certain warrants for the purchase of shares of our common stock as a liability on our condensed consolidated balance sheets as these warrants are freestanding financial instruments that may require us to adjust the exercise price and number of shares that is not consistent with a fixed-for-fixed option pricing model. The warrant liability is initially recorded at fair value on the issuance date of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the common stock warrant liability are recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. Changes in fair value of the common stock warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification. In connection with the closing of the Merger, all common stock warrants that were issued prior to the closing of the Merger were converted into shares of the Company’s common stock.

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three months ended March 31, 2022 and 2021 because we have historically incurred net operating losses and maintain a full valuation allowance against its deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:
Product revenue	$5,194	$2,502	$2,692	108%
Subscription revenue	3,020	1,300	1,720	132
Service revenue	501	197	304	154
Total revenue	8,715	3,999	4,716	118
Cost of revenue:
Cost of product revenue	5,576	2,229	3,347	150
Cost of subscription revenue	1,065	595	470	79
Cost of service revenue	448	127	321	253
Total cost of revenue	7,089	2,951	4,138	140
Gross profit	1,626	1,048	578	55
Operating expenses:
Research and development	4,286	3,612	674	19
Sales and marketing	12,053	3,684	8,369	227
General and administrative	11,093	2,899	8,194	283
Loss from impairment of property and equipment	96	—	96	*
Total operating expenses	27,528	10,195	17,333	170
Loss from operations	(25,902)	(9,147)	(16,755)	183
Other income (expense), net:
Interest expense	(142)	(2,447)	2,305	(94)
Interest income	209	—	209	*
Change in fair value of derivative liability	-	(1,425)	1,425	*
Change in fair value of contingent earn-out liability	4,226	—	4,226	*
Change in fair value of contingently issuable common stock liability	1,472	—	1,472	*
Change in fair value of public warrant liability	5,586	—	5,586	*
Change in fair value of common stock warrant liability	-	(736)	736	*
Total other income (expense), net	11,351	(4,608)	15,959	(346)
Net loss	$(14,551)	$(13,755)	$(796)	6%

* – Not meaningful

Revenue, Cost of Revenue and Gross Profit

Product Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Product revenue	$5,194	$2,502	$2,692	108%
Cost of product revenue	$5,576	$2,229	$3,347	150%
Gross profit - Product revenue	$(382)	$273	$(655)	(240)%
Gross profit margin - Product revenue	(7)%	11%	N/A	(18)%

The increase in product revenue and increase in cost of product revenue are primarily due to the increases in product sales of Evolv Express units, which included the significant increase in the adoption of Evolv Express units by schools, hotels and casinos, and professional sports arenas. The decreases in gross profit and gross profit margin are primarily driven by purchase price variances recorded on raw materials and the costs associated with the write-off of scrap inventory incurred without corresponding revenue. We expect to see improvement in our gross margins as we continue to engineer our product with lower cost components. As we continue to gain leverage in the marketplace with increased sales, we expect higher discounts from suppliers. We also expect to see improvements in gross margin to the extent shipping costs and high demand costs decline when global supply chain disruptions ease.

Subscription Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Subscription revenue	$3,020	$1,300	$1,720	132%
Cost of subscription revenue	$1,065	$595	$470	79%
Gross profit - Subscription revenue	$1,955	$705	$1,250	177%
Gross profit margin - Subscription revenue	65%	54%	N/A	11%

The increase in subscription revenue and increase in cost of subscription revenue are primarily due to a higher number of active Evolv Express units installed during the period, growth in our customer base and contribution from our channel partners. The increase in gross profit is primarily driven by our increased subscription revenue. The increase in gross profit margin was primarily driven by increased recurring revenue from increased active subscriptions and customer growth, which we expect to continue.

Service Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Service revenue	$501	$197	$304	154%
Cost of service revenue	$448	$127	$321	253%
Gross profit - Service revenue	$53	$70	$(17)	(24)%
Gross profit margin - Service revenue	11%	36%	N/A	(25)%

The increase in service revenue is primarily due to the increased number of purchase subscription units deployed in the preceding twelve months and increased installation and training related to the Evolv Express units. The decrease in gross profit is due the increase in field services costs associated with the Evolv Express units.

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$3,220	$990	$2,230	225%
Materials and prototypes	388	2,284	(1,896)	(83)
Professional fees	562	260	302	116
Facilities related and other	116	78	38	49
Total research and development expenses	$4,286	$3,612	$674	19%

The increase in personnel related expenses is due to an increase in additional personnel costs resulting from new hires in our research and development function during the second half of 2021 and the first three months in 2022, an increase in bonuses, an increase in stock-based compensation and an increase in recruiting costs, partially offset by of $0.3 million of wages capitalized in association with the development of internal-use software. The decrease in materials and prototype costs is due to the transition from prototype production to standard manufacturing of the Evolv Express, which results in lower prototyping costs. The increase in professional fees is due to an increase in consulting related to research and development efforts for Evolv Express units. The capitalization of the development of internal-use software is due to internal and external costs associated with further developing the Evolv cloud portal associated with our Evolv Express units.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$8,379	$2,767	$5,612	203%
Direct marketing and customer field services	2,082	401	1,681	419
Travel and entertainment	686	151	535	354
Professional fees	272	186	86	46
Facilities related and other	634	179	455	254
Total sales and marketing expenses	$12,053	$3,684	$8,369	227%

The increase in personnel related expenses is due to an increase in additional personnel costs resulting from new hires in our sales and marketing functions, which includes functions such as partner development, customer success, technical sales and support, and other business development, during the second half of 2021 and the first three months in 2022, an increase in bonuses and commissions, and an increase in stock-based compensation. The increase in direct marketing and customer field services is due to an increase in trade shows and events and an increase in sales volume. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. The increase in professional fees is due to an increase in consulting fees related to business development and marketing as part of efforts to drive sales growth. The increase in facilities related and other expenses is primarily due to an increase in subscriptions related to gathering market research.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$4,235	$574	$3,661	638%
Professional fees	3,314	2,004	1,310	65
Director and officer insurance	1,427	92	1,335	1,451
Non-income taxes	776	—	776	*
Facilities related and other	1,341	229	1,112	486
Total general and administrative expenses	$11,093	$2,899	$8,194	283%

* – Not meaningful

The increase in personnel related expenses is due to an increase in salaries and related costs resulting from expanding our administrative team, an increase in stock-based compensation, and severance. The increase in professional fees is due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. The increase in director and officer insurance expense is due to us operating as a public company. The increase in non-income taxes is due to an increase in property taxes as well as an increase in our sales tax contingency liability as we may owe additional sales and use taxes in various jurisdictions. The increase in facilities related and other expenses is due to us relocating to our new corporate headquarters with a larger office space to accommodate our growth and a $0.4 million one-time payment to a former employee.

Loss From Impairment of Property and Equipment

Loss from impairment of property and equipment was $0.1 million for the three months ended March 31, 2022. There was no impairment for the three months ended March 31, 2021. This related to Edge units and Express prototype units that were removed from service and retired. We are transitioning our domestic customers from the Edge units to our most current Express units, which also resulted in an impairment of the remaining economic value of such assets.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2022, compared to $2.4 million for the three months ended March 31, 2021. The decrease of $2.3 million was primarily due to the Convertible Notes and corresponding accrued interest being converted into the Company’s common stock upon closing of the Merger.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2022. There was no interest income for the three months ended March 31, 2021. This related to the interest earned our lease receivables for our Evolv Express units.

Change in Fair Value of Derivative Liability

Change in fair value of the derivative liability was $0 for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. The change in fair value of the derivative liability was due to mark to market fluctuations prior to the conversion of the Convertible Notes upon the closing of the Merger.

Change in Fair Value of Contingent Earn-out Liability

Change in fair value of the contingent earn-out liability was $4.2 million for the three months ended March 31, 2022, compared to $0 for the three months ended March 31, 2021. This was due to establishing the contingent earn-out liability in connection with the closing of the Merger. The change in fair value of the contingent earn-out liability from issuance through period end is due to mark to market fluctuations driven by a decrease in stock price, resulting in income recognized in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Contingently Issuable Common Stock Liability

Change in fair value of the contingently issuable common stock liability was $1.5 million for the three months ended March 31, 2022, compared to $0 for the three months ended March 31, 2021. This was due to establishing the contingently issuable common stock liability in connection with the closing of the Merger. The change in fair value of the contingently issuable common stock liability from issuance through period end is due to mark to market fluctuations driven by a decrease in stock price, resulting in income recognized in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Public Warrant Liability

Change in fair value of the public warrant liability was $5.6 million for the three months ended March 31, 2022, compared to $0 for the three months ended March 31, 2021. This was due to establishing the public warrant liability in connection with the closing of the Merger. The change in fair value of the public warrant liability from issuance through period end is due to mark to market fluctuations driven by a decrease in the publicly traded warrant price, resulting in income recognized in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Common Stock Warrant Liability

Change in fair value of the common stock warrant liability was $0 for the three months ended March 31, 2022, compared to $0.7 million for the three months ended March 31, 2021. The change in fair value of the common stock warrant liability was due mark to market fluctuations prior to the conversion of the common stock warrant liability upon the closing of the Merger.

Income Taxes

There is no provision for income taxes for the three months ended March 31, 2022 and 2021 because we have historically incurred net operating losses and maintain a full valuation allowance against our deferred tax assets. We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, as an early-stage company, we primarily obtained cash to fund our operations through preferred stock offerings and debt instruments. As of March 31, 2022, we had $270.9 million in cash and cash equivalents. We incurred a net loss of $14.6 million and $13.8 million for the three months ended March 31, 2022 and 2021, respectively. We incurred cash outflows from operating activities of $35.9 million and $12.0 million during the three months ended March 31, 2022 and 2021, respectively.

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

Financing Arrangements

In December 2020, we entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024, and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022, which extinguished the 2020 Silicon Valley Bank Term Loan. Under the terms of the JPM Credit Agreement, we received proceeds of $10.0 million. As of March 31, 2022, we had $9.9 million of debt outstanding. In September and December of 2020, we issued a total of $4.0 million of convertible notes (the “2020 Convertible Notes”). In January and February 2021, we issued a total of $30.0 million of convertible notes with a maturity date of September 2021.

Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense), net, which was recorded during the three and nine months ended September 30, 2021.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of March 31, 2022. We anticipate fulfilling such commitments with our existing cash and cash equivalents obtained through operations, proceeds from long-term debt, closing of the Merger, and issuance of common stock in connection with the PIPE investment. Cash and cash equivalents amounted to $270.9 million as of March 31, 2022.

We entered into a new lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. We are required to maintain a minimum cash balance of $0.7 million as a security deposit on the leased space which is classified as restricted cash, current and restricted cash, non-current on the condensed consolidated balance sheet as of March 31, 2022. Total future minimum lease payments under this noncancelable operating lease amount to $3.0 million. See Note 6 to our condensed consolidated financial statements for the three months ended March 31, 2022.

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(35,867)	$(12,038)
Net cash used in investing activities	(969)	(2,522)
Net cash provided by financing activities	216	31,978
Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,620)	$17,418

Operating Activities

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(14,551)	$(13,755)
Noncash (income) expense	(4,845)	5,976
Changes in operating assets and liabilities	(16,471)	(4,259)
Net cash used in operating activities	$(35,867)	$(12,038)

Net loss increased from $13.8 million for the three months ended March 31, 2021 to $14.6 million for the three months ended March 31, 2022 as a result of the factors discussed in the “Results of Operations” above.

Noncash income for the three months ended March 31, 2022 was primarily driven by $11.3 million of positive fair value adjustments to financial liabilities, partially offset by $5.2 million of stock-based compensation expense and $1.0 million of depreciation and amortization expense. Noncash expenses for the three months ended March 31, 2021 were primarily driven by $2.2 million of negative fair value adjustments to financial liabilities, $2.3 million of noncash interest expense primarily related to the accretion of the debt discount associated with the 2021 Convertible Notes and $1.1 million of stock-based compensation expense.

The $16.5 million change in operating assets and liabilities for the three months ended March 31, 2022 are primarily related to the following:

●	$7.0 million increase in inventory primarily due to increased production of units to meet customer demand;
●	$5.3 million increase in prepaid expenses and other current assets primarily due to an increase in prepaid deposits related to orders placed for Express units;
●	$2.1 million increase in accounts receivable primarily due to higher sales driven by an increase in customers and the timing of billings to customers;
●	$2.1 million decrease in accrued expenses and other current liabilities primarily due to the payment of 2021 compensation, bonuses and commissions paid during the three months ended March 31, 2022;
●	$1.9 million decrease in accounts payable due to the timing of invoicing and payments to vendors;
●	$0.5 million decrease in deferred rent due to the write-off of our deferred rent balances upon the adoption of the new lease standard;
●	$0.4 million increase in commission assets primarily due to a continued shift towards a subscription-based model;
●	$0.2 million decrease in operating lease liabilities due to the payments made on our operating lease, partially offset by
●	$2.8 million increase in deferred revenue primarily due to an increase in billings associated with higher sales.

The $4.3 million change in operating assets and liabilities for the three months ended March 31, 2021 are primarily related to the following:

●	$4.1 million increase in prepaid expenses and other current assets primarily due to prepaid subscriptions and insurance;
●	$1.0 million increase in commission assets and deferred revenue primarily due to a continued shift towards a subscription-based model;
●	$0.9 million increase in accounts receivable primarily due to higher sales driven by an increase in customers and the timing of billings to customers;
●	$0.4 million increase in inventory primarily due to lower shipments to customers in the first quarter of the year compared to the fourth quarter of the year and due to an increase in the production of Express units to meet customer demand, partially offset by
●	$2.3 million increase in accrued expenses and other current liabilities and accounts payable primarily due to an increase in research and development and general and administrative expenses due to the growth in our business, the anticipation of the closing of the Merger, and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $1.0 million, consisting of $0.3 million for the purchases of property and equipment and $0.6 million for the development of internal-use software.

During the three months ended March 31, 2021, cash used in investing activities was $2.5 million, consisting of the purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was $0.2 million,  consisting of $0.2 million from the exercise of stock options.

During the three months ended March 31, 2021, cash provided by financing activities was $32.0 million, consisting of $31.9 million from the issuance of long-term debt, net of issuance costs, and $0.5 million from the exercise of stock options, partially offset by $0.4 million in net cash out flows for the repayment of our finance obligations.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” for the year ended December 31, 2021 in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 outside of our critical accounting policies and estimates described below.

Leases

We lease our corporate headquarters under a non-cancelable operating lease that expires in October 2024. We determine if our arrangement contains a lease at inception. We do not separate lease and non-lease components of our arrangement determined to contain a lease.

We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, we use publicly available credit ratings for peer companies and estimate the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments.

To determine the residual value estimates and useful life of equipment that we lease to our customers, we are required to make judgments about future events that are subject to risks and uncertainties outside of their control, such as inventory levels of new equipment, changing consumer preferences, new technology and mandatory regulations. We have disciplines related to the management and maintenance of our leased equipment designed to manage the risk associated with the residual values of our revenue generating equipment. We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue generating equipment for the purposes of recording depreciation expense. Based on the results of our analysis, we may adjust the estimated residual values and useful lives of individual assets of our revenue generating equipment each year.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result of this election, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our condensed consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our operations are primarily within the United States and we transact only in United States dollars. Therefore, we do not have any material foreign currency exposure. We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Risk

We had cash, cash equivalents and restricted cash totaling $271.5 million as of March 31, 2022. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. At December 31, 2021, we had $9.9 million in variable rate debt outstanding. A hypothetical 10% change in interest rates would not have a material impact on annualized interest expense.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. We cannot assure you our business will not be affected in the future by inflation.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earnout liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of the entity acquired as part of the July 16, 2021 Merger Agreement related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

Remediation Plan for the Material Weaknesses

We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

•	We have hired, and are in the process of hiring additional accounting, internal audit and IT personnel, to bolster our reporting, technical accounting, internal control and IT capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties and have engaged outside consultants to assist us in these efforts.
•	We added, and continue to add, finance personnel, including a Chief Financial Officer and Chief Accounting Officer and Corporate Controller, to the organization to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures.
•	We are in the process of designing and implementing controls related to the period-end financial reporting process and controls over the classification of various accounts in our consolidated financial statements.
•	We are in the process of designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memorandum addressing these matters.
•	We are in the process of designing and implementing controls related to revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period.
•	We are in the process of designing and implementing controls over the completeness and accuracy of accounts payable and accrued liabilities.
•	We are in the process of designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
•	We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. During the three months ended March 31, 2022, our outside consultants continued to assist us in the evaluation and implementation of a new ERP system.

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

Changes in Internal Control over Financial Reporting

Other than changes to our internal control over financial reporting described in “Material Weaknesses in Internal Control over Financial Reporting” and “Remediation Plan for the Material Weakness” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation or criminal proceedings. See Note 20 (Commitments and Contingencies) to our condensed consolidated financial statements in Item 1. Part I of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022. For a discussion of potential risks and uncertainties related to us, see Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2022, we did not sell any securities that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
Date: May 13, 2022	By:	/s/ Mario Ramos
Mario Ramos
Chief Financial Officer and Chief Risk Officer (principal financial officer)