Form 10-Q/A
period 2022-03-31
Evolv Technologies Holdings, Inc.
filed 2022-05-16
CIK 1805385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Evolv Technologies Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the Securities and Exchange Commission on May 13, 2022 (the “Original Form 10-Q”), solely to correct certain explanations of out of period adjustments and provide additional information in support of the disaggregated revenue table contained in Note 2 and Note 5 to the Condensed Consolidated Financial Statements (Unaudited), respectively, of the Original Form 10-Q, which was inadvertently filed by the financial printer without management’s knowledge or authorization. This Form 10-Q/A corrects and supersedes the Original Form 10-Q in its entirety. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer.

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

Out-of-Period Adjustments

During the three months ended March 31, 2022, the Company recorded out-of-period adjustments primarily related to an error in the Company’s accounting for the contingent earn-out liability in prior periods. This adjustment together with other out of period adjustments resulted in a net $0.4 million increase to pre-tax loss and net loss for the three months ended March 31, 2022. Management has determined that these errors were not material to the current period or any of its previously issued financial statements.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Valuation of Contingent Earn-out

Pursuant to the Merger Agreement, the Legacy Evolv shareholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured at each reporting period. As of March 31, 2022, no milestones have been achieved.

The estimated fair value of the initial contingent earn-out was determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2022	2021
Product revenue	5,194	2,502
Leased equipment (1)	3,020	1,300
SaaS and Maintenance revenue	353	132
Professional services revenue	148	65
Total revenue	$8,715	$3,999

(1)	Leased equipment is inclusive of $0.3 million of maintenance revenue during the three months ended March 31, 2021, determined based on a relative fair value allocation as prescribed by ASC 606.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EVOLV TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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