Form 10-Q
period 2022-06-30
Evolv Technologies Holdings, Inc.
filed 2022-08-18
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to
Commission file number: 001-39417
___________________________________
Evolv Technologies Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)
___________________________________

Delaware	84-4473840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
500 Totten Pond Road, 4th Floor
Waltham, Massachusetts 02451
(Address of Principal Executive Offices)
(781) 374-8100
(Registrant’s Telephone Number, Including Area Code)

N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 17, 2022, there were 144,156,686 shares of Class A common stock, par value $0.0001 per share, outstanding.

i

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, macroeconomic and market trends, and plans and objectives of management for future operations and results.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, market opportunities and competition, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures; the Company’s history of losses and lack of profitability; the Company’s reliance on third party contract manufacturing; the rate of innovation required to maintain competitiveness in the markets in which the Company competes; the competitiveness of the market in which the Company competes; the ability for the Company to obtain, maintain, protect and enforce the Company’s intellectual property rights; the concentration of the Company’s revenues on a single solution; the Company’s ability to timely design, produce and launch its solutions, the Company’s ability to invest in growth initiatives and pursue acquisition opportunities; the limited liquidity and trading of the Company’s securities; the impact of and the Company's ability to remediate any identified material weakness in financial reporting; geopolitical risk and changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; operational risk; risk that the COVID-19 pandemic, including variants, vaccine roll-out efforts, and local, state, and federal responses to addressing the pandemic may have an adverse effect on the Company’s business operations, as well as the Company’s financial condition and results of operations; the impact of fluctuating economic conditions; litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on resources, and the important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
GENERAL
We may announce material business and financial information to our investors using our investor relations website at https://ir.evolvtechnology.com/. We therefore encourage investors and others interested in Evolv to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission (the "SEC"), webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q.
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$242,691	$307,492
Restricted cash	400	400
Accounts receivable, net	12,183	6,477
Inventory	6,010	2,890
Current portion of contract assets	3,070	1,459
Current portion of commission asset	2,079	1,645
Prepaid expenses and other current assets	20,920	10,757
Total current assets	287,353	331,120
Restricted cash, noncurrent	275	275
Contract assets, noncurrent	3,159	3,418
Commission asset, noncurrent	3,624	3,719
Property and equipment, net	34,379	23,783
Operating lease right-of-use assets	2,092	—
Other assets	2,172	542
Total assets	$333,054	$362,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,427	$6,045
Accrued expenses and other current liabilities	7,759	9,551
Current portion of deferred revenue	10,782	6,599
Current portion of deferred rent	—	135
Current portion of long-term debt	4,000	2,000
Current portion of operating lease liabilities	1,097	—
Total current liabilities	33,065	24,330
Deferred revenue, noncurrent	4,330	2,475
Deferred rent, noncurrent	—	333
Long-term debt, noncurrent	5,955	7,945
Operating lease liabilities, noncurrent	1,398	—
Contingent earn-out liability	18,697	21,206
Contingently issuable common stock liability	3,816	5,264
Public warrant liability	5,587	11,030
Total liabilities	72,848	72,583
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 143,829,995 and 142,745,021 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	405,493	396,064
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(145,291)	(105,804)
Stockholders’ equity	260,206	290,274
Total liabilities and stockholders’ equity	$333,054	$362,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$4,146	$2,617	$9,340	$4,884
Subscription revenue	4,006	1,521	7,010	2,748
Service revenue	918	540	1,430	739
Total revenue	9,070	4,678	17,780	8,371
Cost of revenue:
Cost of product revenue	5,347	2,203	10,553	4,419
Cost of subscription revenue	1,981	1,060	3,523	1,803
Cost of service revenue	1,189	687	2,254	972
Total cost of revenue	8,517	3,950	16,330	7,194
Gross profit	553	728	1,450	1,177
Operating expenses:
Research and development	4,156	1,047	8,331	4,787
Sales and marketing	11,751	5,124	21,423	7,732
General and administrative	9,612	1,471	20,429	4,523
Loss from impairment of property and equipment	316	—	412	—
Total operating expenses	25,835	7,642	50,595	17,042
Loss from operations	(25,282)	(6,914)	(49,145)	(15,865)
Other income (expense), net:
Interest expense	(159)	(3,263)	(301)	(5,657)
Interest income	491	—	559	—
Loss on extinguishment of debt	—	(11,820)	—	(11,820)
Change in fair value of derivative liability	—	(795)	—	(2,220)
Change in fair value of contingent earn-out liability	(569)	—	2,509	—
Change in fair value of contingently issuable common stock liability	(24)	—	1,448	—
Change in fair value of public warrant liability	(143)	—	5,443	—
Change in fair value of common stock warrant liability	—	(185)	—	(921)
Total other income (expense), net	(404)	(16,063)	9,658	(20,618)
Net loss	$(25,686)	$(22,977)	$(39,487)	$(36,483)

Weighted average common shares outstanding - basic and diluted	143,552,032	11,922,270	143,220,268	11,186,204
Net loss per share - basic and diluted	$(0.18)	$(1.93)	$(0.28)	$(3.26)

Net loss	$(25,686)	$(22,977)	$(39,487)	$(36,483)
Other comprehensive loss
Cumulative translation adjustment	(10)	—	(10)	—
Total other comprehensive loss	(10)	—	(10)	—
Total comprehensive loss	$(25,696)	$(22,977)	$(39,497)	$(36,483)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2021	—	$—	142,745,021	$14	$396,064	$—	$(105,804)	$290,274
Issuance of common stock upon net exercise of stock options	—	—	496,971	—	227	—	—	227
Issuance of common stock upon vesting of restricted stock units	—	—	80,044	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	3,952	—	—	3,952
Net loss	—	—	—	—	—	—	(13,801)	(13,801)
Balances at March 31, 2022	—	—	143,322,036	14	400,243	—	(119,605)	280,652
Issuance of common stock upon net exercise of stock options	—	—	350,092	—	157	—	—	157
Issuance of common stock upon vesting of restricted stock units	—	—	157,867	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	5,093	—	—	5,093
Cumulative translation adjustment	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(25,686)	(25,686)
Balances at June 30, 2022	—	$—	143,829,995	$14	$405,493	$(10)	$(145,291)	$260,206

Balances at December 31, 2020	77,340,057	$75,877	9,846,830	$1	$10,110	—	$(94,916)	$(84,805)
Issuance of warrant to purchase common stock	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	1,563,281	—	453	—	—	453
Stock-based compensation cost	—	—	—	—	322	—	—	322
Net loss	—	—	—	—	—	—	(13,506)	(13,506)
Balances at March 31, 2021	77,340,057	75,877	11,410,111	1	10,886	—	(108,422)	(97,535)
Issuance of warrant to purchase common stock	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,993,936	—	206	—	—	206
Repurchase of common stock upon settlement of related party note	—	—	(43,665)	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	1,080	—	—	1,080
Net loss	—	—	—	—	—	—	(22,977)	(22,977)
Balances at June 30, 2021	77,340,057	75,877	13,360,382	1	12,172	—	(131,399)	(119,226)

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(39,487)	$(36,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,350	1,102
Write-off of inventory	425	—
Adjustment to property and equipment for sales type leases	(625)	—
Loss from impairment of property and equipment	412	—
Stock-based compensation	8,988	1,376
Noncash interest expense	10	5,455
Noncash lease expense	392	—
Provision recorded for allowance for doubtful accounts	80	(63)
Loss on extinguishment of debt	—	11,820
Change in fair value of derivative liability	—	2,220
Change in fair value of common stock warrant liability	—	921
Change in fair value of earn-out liability	(2,509)	—
Change in fair value of contingently issuable common stock	(1,448)	—
Change in fair value of public warrant liability	(5,443)	—
Changes in operating assets and liabilities
Accounts receivable	(5,786)	(1,335)
Inventory	(3,545)	(453)
Commission assets	(339)	(742)
Contract assets	(1,352)	(239)
Other assets	(756)	13
Prepaid expenses and other current assets	(9,707)	(7,287)
Accounts payable	2,147	3,499
Deferred revenue	6,031	153
Deferred rent	—	152
Accrued expenses and other current liabilities	(1,876)	1,599
Operating lease liability	(457)	—
Net cash used in operating activities	(52,495)	(18,292)
Cash flows from investing activities:
Development of internal-use software	(1,301)	—
Purchases of property and equipment	(11,379)	(7,954)
Net cash used in investing activities	(12,680)	(7,954)
Cash flows from financing activities:
Proceeds from exercise of stock options	384	657
Repayment of financing obligations	—	(359)
Proceeds from long-term debt, net of issuance costs	—	31,882
Net cash provided by financing activities	384	32,180
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(64,801)	5,934
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	4,704
Cash, cash equivalents and restricted cash at end of period	$243,366	$10,638
Supplemental disclosure of cash flow information
Cash paid for interest	$277	$247
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$—	$46

Capital expenditures incurred but not yet paid	4,256	2,962
Capitalization of stock compensation	57	27
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$242,691	$9,963
Restricted cash	400	400
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$243,366	$10,638
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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Revision of Prior Period Financial Statements

In preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company identified errors in its previously issued financial statements whereby (a) certain expenses that were cost of subscription revenue related and cost of service revenue related were inaccurately classified as sales and marketing expenses on the consolidated statements of operations and comprehensive loss, (b) certain equipment under lease or held for lease was inaccurately classified as inventory on the consolidated balance sheets and a portion of the cash outflows related to the equipment under lease or held for lease were misclassified between operating and investing cash flows on the consolidated statements of cash flows, and (c) the vesting of warrants related to the Business Development Agreement disclosed in Note 16 were not accounted for accurately. The identified errors impacted the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. The Company has made adjustments to the prior period amounts presented in these financial statements accordingly. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors. The Company evaluated the errors and determined that the related impacts were not material

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to any previously issued annual or interim financial statements. A summary of the revisions to the previously reported financial information is included in Note 21.
2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies during the three months ended June 30, 2022 outside of the items as described below.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subscription Revenue - Leases as Lessor

In addition to selling our products directly to customers, we also derive revenue from leasing our equipment, which we classify as subscription revenue. Lease terms are typically four years, generally do not include unilateral options by either the Company or our customer to extend, terminate or to purchase the underlying asset, and customers generally pay either a quarterly or annual fixed payment for the lease and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and recognized ratably over the duration of the lease. There are no variable lease payments as a part of these arrangements.

The accounting provisions we use to classify transactions as sales-type are: (i) whether the lease transfers ownership of the equipment by the end of the lease term, (ii) whether the lease grants the customer an option to purchase the equipment and the customer is reasonably certain to do so, (iii) whether the lease term is for the major part of the economic life of the underlying equipment, (iv) whether the present value of the lease payments, and any residual value guaranteed by the customer that is not already reflected in the lease payments, is equal to or greater than substantially all of the fair market value of the equipment at the commencement of the lease, and (v) whether the equipment is specific to the customer and of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. Leasing arrangements meeting any of these conditions are accounted for as sales-type leases and revenue attributable to the lease component is recognized in a manner consistent with product revenue and the related equipment is derecognized with the associated expense presented as a cost of revenue. Leasing arrangements that do not meet the criteria for classification as a sales-type lease will be accounted for as a direct-financing lease if the following two conditions are met: (i) the present value of the lease payments, and any residual value guaranteed by the customer that is not already reflected in the lease payments and any other third party unrelated to the Company, is equal to or greater than substantially all of the fair market value of the equipment at the commencement of the lease, and (ii) it is probable that the Company will collect the lease payments and amounts necessary to satisfy a residual value guarantee. Leasing arrangements that do not meet any of the sales-type lease or direct-financing lease classification criteria are accounted for as operating leases and revenue is recognized straight-line over the term of the lease.

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

Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the equipment over the lease term. The non-lease components relate to (1) distinct services, such as SaaS and maintenance, (2) any add-on accessories, and (3) installation and training. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an operating lease for all underlying asset classes. In the evaluation of whether the lease component (equipment) or the non-lease components associated with the lease component (SaaS and maintenance) is the predominant component, the Company determined that the lease component is predominant as we believe the customer would ascribe more value to the use of the security equipment than that of the SaaS and maintenance services. Therefore, the Company will account for the combined lease component under ASC 842. The equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in the condensed consolidated statements of operations and comprehensive loss. The installation and training services represent distinct services provided to customers. These activities are considered separate performance obligations to the customer and therefore are considered non-lease components. As installation and training services are performed prior to lease commencement, the timing and pattern of transfer for these services differ from that of the lease component (i.e., security hardware) and are not eligible to be combined.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We exclude from variable payments all lessor costs that are explicitly required to be paid directly by a lessee on behalf of the lessor to a third party. Revenue related to leases entered into with related parties were $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU 2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. ASU 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this guidance effective January 1, 2022 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities and smaller reporting companies to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company expects to adopt this guidance effective January 1, 2023, and it is currently evaluating the impact on its condensed consolidated financial statements and related disclosures.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Upon closing of the Merger:
•all of 24,359,107 shares of Legacy Evolv’s Series A-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis;
•all of 3,484,240 shares of Legacy Evolv’s Series A convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a two-to-one basis;
•all of 34,129,398 shares of Legacy Evolv’s Series B-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis; and
•all of 15,367,312 shares of Legacy Evolv’s Series B convertible preferred stock were converted into an equivalent number of shares of Legacy Evolv common stock on a one-to-one basis
On the closing date of the Merger, each share of Legacy Evolv common stock then issued and outstanding was cancelled and the holders thereof in exchange received 94,192,534 shares of the Company’s Class A common stock, which is equal to 0.378 newly-issued shares of the Company’s Class A common stock for each share of Legacy Evolv common stock (the “Exchange Ratio”).
All outstanding warrants exercisable for common stock in Legacy Evolv (other than warrants that expired, were exercised or were deemed automatically net exercised immediately prior to the Merger) were exchanged for warrants exercisable for the Company’s Class A common stock with the same terms and conditions except adjusted by the Exchange Ratio.
All outstanding stock options of Legacy Evolv common stock, totaling 57,938,375 stock options, were cancelled and the holders thereof in exchange received options to receive 0.378 shares of the Company’s Class A common stock for a total of 21,891,254 stock options. The modification of the stock options to reflect the exchange ratio did not result in an incremental compensation expense upon closing of the Merger.
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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$232,785	$—	$—	$232,785
	$232,785	$—	$—	$232,785
Liabilities:
Contingent earn-out liability	$—	$—	$18,697	$18,697
Contingently issuable common stock liability	—	—	3,816	3,816
Public Warrant liability	—	—	5,587	5,587
	$—	$—	$28,100	$28,100

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$297,536	$—	$—	$297,536
	$297,536	$—	$—	$297,536
Liabilities:
Contingent earn-out liability	$—	$—	21,206	$21,206
Contingently issuable common stock liability	—	—	5,264	5,264
Public Warrant liability	—	—	11,030	11,030
	$—	$—	$37,500	$37,500
As of June 30, 2022 and December 31, 2021, money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets.
During each of the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv shareholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of June 30, 2022, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of June 30, 2022 were as follows: 95% expected stock price volatility, a drift rate of 3%, a 25% likelihood of change in control and a remaining term of 3.7 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

December 31, 2021	$21,206
Change in fair value	(2,509)
June 30, 2022	$18,697
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC shareholders owned 4,312,500 Founder Shares. 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares shall vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s contingently issuable common stock was recorded at fair value as contingent shares on the closing of the Merger and are remeasured each reporting period. As of June 30, 2022, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of June 30, 2022 were as follows: 95% expected stock price volatility, a drift rate of 3%, a 25% likelihood of change in control and a remaining term of 4.0 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

December 31, 2021	$5,264
Change in fair value	(1,448)
June 30, 2022	$3,816
Valuation of Public Warrant Liability
Upon the closing of the Merger, the Company assumed the Public Warrants to purchase shares of the Company’s common stock (see Note 13). The Public Warrants are publicly traded and the initial fair value of the public warrants were based on the closing price as reported by Nasdaq on the date of the Merger and remeasured at each reporting period.
The following table provides a rollforward of the public warrant liability (in thousands):

December 31, 2021	$11,030
Change in fair value	(5,443)
June 30, 2022	$5,587

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2022.

	Less than 1 year	Greater than 1 year	Total
Product revenue	$220	$79	$299
Subscription revenue	16,992	37,615	54,607
Service revenue	3,423	7,909	11,332
Total revenue	$20,635	$45,603	$66,238
The amount of minimum future leases is based on expected income recognition. As of June 30, 2022, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2022 (six months remaining)	$8,556
2023	16,649
2024	15,380
2025	11,424
2026	2,505
Thereafter	93
$54,607
Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of June 30, 2022 and December 31, 2021, the Company had $3.1 million and $1.5 million in current portion of contract assets and $3.2 million and $3.4 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $2.2 million and $4.7 million during the three and six months ended June 30, 2022, respectively, that was included in the 2021 deferred revenue balance. The Company recognized revenue of $0.6 million and $1.8 million during the three and six months ended June 30, 2021, respectively, that was included in the 2020 deferred revenue balance.

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2021	$9,074
Revenue recognized	(4,658)
Revenue deferred	10,696
Balance at June 30, 2022	$15,112
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from sales-type leases	$—	$—	$1,312	$—
Interest income on lease receivables	61	—	110	—
Lease income - operating leases	4,006	1,521	7,010	2,748
Total lease revenue	$4,067	$1,521	$8,432	$2,748
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

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$4,146	$2,617	$9,340	$4,884
Leased equipment	4,006	1,521	7,010	2,748
SaaS and Maintenance revenue	729	230	1,097	362
Professional services revenue	189	310	333	377
Total revenue	$9,070	$4,678	$17,780	$8,371

Contract Acquisition Costs

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $5.7 million and $5.4 million as of June 30, 2022 and December 31, 2021, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended June 30, 2022 and 2021, the Company amortized commission expense of $0.9 million and $0.5 million, respectively. During the six months ended June 30, 2022 and 2021, the Company amortized commission expense of $1.2 million and $0.6 million, respectively.

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

During the six months ended June 30, 2022, the Company donated three Evolv Express units to schools, resulting in $0.2 million in general and administrative expense, respectively, in the Company’s condensed consolidated statements of operations and comprehensive loss.
6. Leases
Company Headquarters (Waltham, MA)

In April 2021, the Company entered a sublease agreement for office and storage space for its corporate headquarters located at 500 Totten Pond Road in Waltham, MA. The sublease has an initial term of 42 months beginning on May 1, 2021 and expiring on October 31, 2024. The Company is required to maintain a minimum cash balance of $0.7 million as a security deposit on the space which is classified as restricted cash, current and restricted cash, non-current on the condensed consolidated balance sheets. The Company pays for its proportionate share of building operating expenses and taxes that are treated as variable costs and excluded from the measurement of the lease. The sublease grants the Company an option to extend the term for an additional three years at the then fair market rent by giving the landlord nine months’ written notice. The Company was not reasonably certain to exercise the option to extend the lease and therefore the extension term was excluded from the measurement of the lease.

Storage Facilities

The Company additionally leases three storage spaces on a month-to-month basis that are classified as short-term leases.

Operating lease cost recognized during the three and six months ended June 30, 2022 was $0.2 million and $0.5 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022 was $0.6 million.

The weighted-average remaining lease term and discount rate as of June 30, 2022 were as follows:

Weighted average remaining lease term	2.3 years
Weighted average discount rate	6.95%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future annual lease payments under non-cancelable operating leases as of June 30, 2022 were as follows (in thousands):

Year Ended December 31:
2022 (remaining six months)	$561
2023	1,149
2024	982
Total future lease payments	2,692
Less: imputed interest	(197)
Present value of operating lease liability	$2,495
Rent expense recognized in accordance with ASC 840 for the three and six months ended June 30, 2021 was approximately $0.3 million and $0.4 million, respectively.
Future annual lease payments under non-cancelable operating leases as of December 31, 2021 under ASC 840 were as follows (in thousands):

Year Ended December 31:
2022	$1,116
2023	1,150
2024	981
Total	$3,247
7. Accounts Receivable
Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2021	$(50)
Provisions	(80)
Write-offs, net of recoveries	—
Balance at June 30, 2022	$(130)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Inventory
Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$2,126	$1,050
Finished goods	3,884	1,840
Total	$6,010	$2,890
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid deposits	$18,470	$7,273
Prepaid subscriptions	557	411
Current portion of net investment in sales-type leases	452	206
Prepaid insurance	243	2,625
Other	1,198	242
Total	$20,920	$10,757
10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computers and telecom equipment	$441	$40
Lab equipment	638	568
Furniture and fixtures	58	37
Leasehold improvements	538	491
Leased equipment	28,603	20,797
Internal-use software	2,773	1,146
Sales demo equipment	2,015	1,938
Equipment held for lease[1]	4,748	2,250
Construction in progress	143	—
	39,957	27,267
Less: Accumulated depreciation and amortization	(5,578)	(3,484)
	$34,379	$23,783
1Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
Depreciation and amortization expense related to property and equipment was $1.3 million and $0.6 million for the three months ended June 30, 2022 and 2021, and $2.4 million and $1.1 million for the six months ended June 30, 2022, and 2021, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leased equipment and the related accumulated depreciation were as follows:

	June 30, 2022	December 31, 2021
Leased equipment	$28,603	$20,797
Accumulated depreciation	(4,263)	(2,631)
Leased equipment, net	$24,340	$18,166
Depreciation related to leased units was $1.0 million and $0.6 million during the three months ended June 30, 2022 and 2021, respectively. Depreciation expense related to leased units was $1.9 million and $1.0 million during the six months ended June 30, 2022 and 2021, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
Impairment of property and equipment was $0.3 million and $0.4 million for the three and six months ended June 30, 2022, respectively. This impairment related to Edge units and prototype versions of Express that were removed from service and retired. The Company is transitioning domestic customers to Express units which decreased the economic value of Edge units and Express prototypes and resulted in impairment. There was no impairment for the three and six months ended June 30, 2021.
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits expense	$3,665	$5,692
Accrued professional services and consulting	1,012	1,114
Accrued sales tax	1,402	1,204
Accrued property tax	472	302
Accrued interest	54	64
Other	1,154	1,175
	$7,759	$9,551
12. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loans payable	$10,000	$10,000
Less: Unamortized discount	(45)	(55)
	9,955	9,945
Less: Current portion of long-term debt	4,000	2,000
Long-term debt, net of discount	$5,955	$7,945

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Term Loan Agreements
JPMorgan Chase Bank, N.A.(“JPM”) Credit Agreement
In December 2020, the Company entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024 and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022.
Principal and interest on the JPM Credit Agreement is payable monthly commencing on July 1, 2022. The JPM Credit Agreement accrues interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 2.25% or (B) 5.5%. The revolving line of credit accrues interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 1.25% or (B) 4.5%. Upon closing, the Company issued warrants to purchase 377,837 shares of common stock to the lender with an exercise price of $0.42 per share with a fair value of $0.1 million on the date of issuance. The Company incurred debt issuance costs of $0.1 million equal to the fair value of the warrants in connection with the JPM Credit Agreement. These costs were recorded as debt discount and are amortized to interest expense, using the effective interest method, over the term of the loan. Upon the closing of the Merger, the warrants were converted into shares of the Company's common stock.
As of June 30, 2022, the unamortized debt discount was less than $0.1 million. As of June 30, 2022, the accrued interest on the JPM Credit Agreement was $0.1 million, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. Interest expense related to the JPM Credit Agreement totaled $0.2 million and $0.2 million for the three months ended June 30, 2022 and June 30, 2021, respectively, which includes the amortization of the debt discount which totaled less than $0.1 million in each period. Interest expense related to the JPM Credit Agreement totaled $0.3 million and $0.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively, which includes the amortization of the debt discount which totaled less than $0.1 million in each period. The interest rate in effect as of June 30, 2022 was 5.75% for the JPM Credit Agreement.
The Company’s obligations under the JPM Credit Agreement are secured by a first-priority security interest in all of its assets, including intellectual property.
As of June 30, 2022, future principal payments on long-term debt are as follows (in thousands):

December 31,
2022 (remaining six months)	$2,000
2023	4,000
2024	4,000
$10,000
Convertible Note
In September 2020, the Company entered into a Convertible Note Purchase Agreement (the “2020 Convertible Notes”) with an investor for gross proceeds of $2.0 million with a stated interest rate of 6.0% per annum. An additional $2.0 million in gross proceeds were made available in December 31, 2020 upon achievement of the integration milestone, whereby the Company successfully created software utilizing the investor’s application programming interface. The 2020 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds of the issuance of preferred stock totaled at least $10.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2020 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $1.0 million, and the notes, with an initial carrying value of $3.0 million, and included in long-term liabilities on the Company’s condensed consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the merger.
Interest expense related to the 2020 Convertible Notes totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively. No interest expense was recognized related to the 2020 Convertible Notes for the three and six months ended June 30, 2022.
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
Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million, and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 recorded in other income (expense).
Interest expense related to the 2021 Convertible Notes totaled $2.8 million and $4.7 million for the three and six months ended June 30, 2021, respectively. No interest expense was recognized related to the 2021 Convertible Notes for the three and six months ended June 30, 2022.
13. Warrants
In January 2021, in connection with a Business Development Agreement entered into with Finback Evolv II, LLC (“Finback BDA”), the Company issued a warrant to Finback for the purchase of 2,552,913 shares of common stock at an exercise price of $0.42 per share. The 2021 Finback common stock warrants vest upon meeting certain sales criteria as defined in the agreement and expire in January 2031. The warrants will be accounted for under ASC 718 Compensation – Stock Compensation as the warrants will vest upon certain performance conditions being met (see Note 16).
In connection with the closing of the Merger, the Company assumed the Public Warrants for the purchase of 14,325,000 shares of common stock at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and recorded at their fair value of $23.6 million on the date of closing of the Merger with an offset to additional paid-in-capital and are subsequently remeasured to fair value at each reporting date based on the publicly available trading price. The change in fair value of the public warrant liability of $(0.1) million and $5.4 million for the three and six months ended June 30, 2022, respectively, was recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2022 and December 31, 2021, warrants to purchase the following classes of Common Stock outstanding consisted of the following in the table below:

June 30, 2022
Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
January 13, 2021	10	Common stock	Equity	2,552,913	$0.42
July 16, 2021	5	Common stock	Liability	14,324,994	$11.50
				16,877,907

December 31, 2021
Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
January 13, 2021	10	Common stock	Equity	2,552,913	$0.42
July 16, 2021	5	Common stock	Liability	14,324,994	$11.50
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
15. Common Stock
As of June 30, 2022 and December 31, 2021, the Company had reserved 74,920,606 and 76,008,377 shares, respectively, of common stock for the conversion of the outstanding Preferred Stock, exercise of outstanding stock options, granting of awards under the Company’s 2021 Equity Incentive Plan and 2013 Equity Incentive Plan (see Note 16) and the exercise of outstanding warrants (see Note 13).
16. Stock-Based Compensation
2021 Equity Incentive Plan
The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, performance stock units, and other stock-based awards to employees, officers, directors and non-employees of the Company. A total of 21,177,295 shares of common stock may be issued under the 2021 Plan. As of June 30, 2022 and December 31, 2021, 11,217,480 and 19,511,916 shares, respectively, remained available for future grant under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.6%	0.7%
Expected term (in years)	6.1	6.0
Expected volatility	75.0%	31.4%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2021 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	20,769,130	$0.39
Granted	2,262,925	2.32
Exercised	(849,859)	0.43
Forfeited	(614,619)	0.42
Outstanding as of June 30, 2022	21,567,577	0.59	7.6	$44,548

Vested and expected to vest as of June 30, 2022	21,567,577	$0.59	7.6	$44,548
Options exercisable as of June 30, 2022	12,643,339	$0.38	6.8	$28,870
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2021:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2021	1,951,924	$6.76
Granted	6,897,234	3.32
Vested	(237,911)	6.96
Cancelled	(1,165,104)	5.37
Outstanding as of June 30, 2022	7,446,143	$3.79
During the three and six months ended June 30, 2022, the aggregate grant-date fair value of restricted stock units issued under the 2021 Plan was $7.4 million and $22.9 million, respectively. Restricted stock units generally vest ratably over a three year period subject to the grantee's continued service through the applicable vesting date.
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2021:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2021	—	$—
Granted	939,000	2.65
Vested	—	—
Canceled	(25,000)	2.65
Outstanding as of June 30, 2022	914,000	$2.65
During the three and six months ended June 30, 2022, the aggregate grant-date value of performance stock units issued under the 2021 Plan was less than $0.1 million and $2.5 million, respectively. Based upon the terms of the award agreements, 50% of the applicable units shall vest on January 1, 2023 and 50% on January 1, 2024, provided that the Company has achieved its annual bookings goal for fiscal year 2022 and subject to the grantee’s continued service through the applicable vesting date.
2021 Employee Stock Purchase Plan
As of June 30, 2022 and December 31, 2021, 3,435,748 shares of the Company’s common stock were available for future issuance. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 Employee Stock Purchase Plan during a specific offering period. As of June 30, 2022, no offerings have been approved.
Warrants to Non-Employee Service Provider
In January 2021, in connection with a Business Development Agreement entered into with Finback Evolv II, LLC (“Finback BDA”), the Company issued a warrant to Finback for the purchase of 2,552,913 shares of common stock at an exercise price of $0.42 per share. The 2021 Finback common stock warrants vest upon meeting certain sales criteria as defined in the agreement and expire in January 2031. The warrants will be accounted for under ASC 718 Compensation – Stock Compensation as the warrants will vest upon certain performance conditions being met.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company utilized a Black-Scholes pricing model to determine the grant-date fair value of the 2021 Finback common stock warrants granted. The assumptions used are presented in the following table:

Warrants - Black Scholes
Risk-free interest rate	$0.4%
Expected term (in years)	3.0
Expected volatility	23.9%
Expected dividend yield	0.0%
On the date of issuance, the total value of the 2021 Finback common stock warrants was $19.5 million.
As of June 30, 2022, 532,038 shares of the 2021 Finback common stock warrants were exercisable at a total aggregate intrinsic value of $1.2 million. The remaining 2,020,875 shares of 2021 Finback common stock warrants are unvested and have a total unrecognized grant date fair value of $15.4 million. As of June 30, 2022, none of the 2021 Finback common stock warrants had been exercised. The Company recognizes compensation expense for the 2021 Finback common stock warrants when the warrants become vested based on meeting the certain sales criteria. During the three and six months ended June 30, 2022, the Company recorded $0.6 million and $0.8 million, respectively, of stock-based compensation expense within sales and marketing expense related to the 2021 Finback common stock warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$52	$5	$112	$10
Research and development	931	40	1,479	77
Sales and marketing	2,572	920	4,104	1,093
General and administrative	1,506	102	3,293	196
Total stock-based compensation expense	$5,061	$1,067	$8,988	$1,376
Stock-based compensation expense by award type recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$454	$248	$693	$442
Earn-out shares	1,916	—	3,603	—
Warrants	631	748	841	794
RSUs and PSUs	2,060	71	3,851	140
Total stock-based compensation expense	$5,061	$1,067	$8,988	$1,376
17. Income Taxes
During the three and six months ended June 30, 2022 and 2021, the Company did not record income tax provisions or income tax benefits due to the net loss before income taxes expected to be incurred for the year ending December 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, and the net loss before income taxes incurred for the year ended December 31, 2021.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
18. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss - basic and diluted	$(25,686)	$(22,977)	$(39,487)	$(36,483)

Denominator:
Weighted average common shares outstanding - basic and diluted	143,552,032	11,922,270	143,220,268	11,186,204
Net loss per share - basic and diluted	$(0.18)	$(1.93)	$(0.28)	$(3.26)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	June 30,
	2022	2021
Options issued and outstanding	21,567,577	21,600,629
Public Warrants to purchase common stock	14,324,994	—
Convertible preferred stock (as converted to common stock)	—	80,833,007
Warrants to purchase preferred stock	—	1,014,963
Warrants to purchase common stock	—	1,053,933
Warrants to purchase common stock (Finback)***	2,552,913	2,552,913
Unvested restricted stock units	7,446,143	289,047
Unvested performance stock units	914,000	—
Earn-out shares**	15,000,000	—
Contingently issuable common stock**	1,897,500	—
Convertible notes (as converted to common stock)*	—	3,788,671
	63,703,127	111,133,163
*Conversion feature is only triggered upon the closing of a Qualified Financing Event
**Issuance of Earn-out shares and Contingently issuable common stock are contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period
***Includes 532,038 vested warrants and 2,020,875 unvested warrants as of June 30, 2022

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Business Development Agreement with Finback
In January 2021, the Company granted a warrant exercisable for 2,552,913 shares of common stock to Finback, a consulting group who is an affiliate of one of the Company’s shareholders, with performance-based vesting conditions which vest upon certain sales being met under a Business Development agreement which has a term of three years. During the three months ended June 30, 2022 and 2021, the Company recorded $0.6 million and $0.7 million, respectively, of stock-based compensation expense within sales and marketing expense for the 2021 Finback common stock warrants. During the six months ended June 30, 2022 and 2021, the Company recorded $0.8 million and $0.8 million, respectively, of stock-based compensation expense within sales and marketing expense for the 2021 Finback common stock warrants.
In connection with the Merger and pursuant to the Merger Agreement, Finback is entitled to receive a proportional share of earn-out shares as an earn-out service provider, based upon the remaining unvested warrants as of the Merger Date. As of June 30, 2022, Finback can earn 283,926 earn-out shares subject to stock-based compensation, based on the achievement of certain milestones. During the three months ended June 30, 2022 and 2021, no stock-based compensation expense within sales and marketing expense for the earn-out shares allocated to Finback was recorded. During the six months ended June 30, 2022 and 2021, no stock-based compensation expense within sales and marketing expense for the earn-out shares allocated to Finback was recorded.

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement (the “Distribution Agreement”) with Motorola, an investor in the Company. In June 2021, the partnership agreement was amended by the Amended and Restated Distribution Agreement (the “Amended and Restated Distribution Agreement”). Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended June 30, 2022 and 2021, revenue from Motorola’s distributor services was $1.9 million and $0, respectively. During the six months ended June 30, 2022 and 2021, revenue from Motorola’s distributor services was $2.8 million and $0, respectively. As of June 30, 2022 and December 31, 2021, accounts receivable related to Motorola’s distributor services was $3.0 million and $1.2 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.
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
21. Revision of Prior Period Financial Statements
As discussed in Note 1, in preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company identified errors in its previously issued financial statements whereby (a) certain expenses that were cost of subscription revenue related and cost of service revenue related were inaccurately classified as sales and marketing expenses on the consolidated statements of operations and comprehensive loss, (b) certain equipment under lease or held for lease was inaccurately classified as inventory on the consolidated balance sheets and a portion of the cash outflows related to the equipment under lease or held for lease were misclassified between operating and investing cash flows on the consolidated statements of cash flows, and (c) the vesting of warrants related to the Business Development Agreement disclosed in Note 16 were not accounted for accurately. The identified errors impacted the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. The Company has made adjustments to the prior period amounts presented in these financial statements accordingly. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors. The Company evaluated the errors and determined that the related impacts were not material to any previously issued annual or interim financial statements. The impact of the revisions is as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revised Condensed Consolidated Balance Sheets

	December 31, 2021
	As Previously Reported	Adjustment	As Revised
Assets
Current assets:
Cash and cash equivalents	$307,492	$—	$307,492
Restricted cash	400	—	400
Accounts receivable, net	6,477	—	6,477
Inventory	5,140	(2,250)	2,890
Current portion of contract assets	1,459	—	1,459
Current portion of commission asset	1,645	—	1,645
Prepaid expenses and other current assets	11,047	(290)	10,757
Total current assets	333,660	(2,540)	331,120
Restricted cash, noncurrent	275	—	275
Contract assets, noncurrent	3,418	—	3,418
Commission asset, noncurrent	3,719	—	3,719
Property and equipment, net	21,592	2,191	23,783
Other assets	401	141	542
Total assets	$363,065	$(208)	$362,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,363	$(318)	$6,045
Accrued expenses and other current liabilities	9,183	368	9,551
Current portion of deferred revenue	6,690	(91)	6,599
Current portion of deferred rent	135	—	135
Current portion of long-term debt	2,000	—	2,000
Total current liabilities	24,371	(41)	24,330
Deferred revenue, noncurrent	2,475	—	2,475
Deferred rent, noncurrent	333	—	333
Long-term debt, noncurrent	7,945	—	7,945
Contingent earn-out liability	20,809	397	21,206
Contingently issuable common stock liability	5,264	—	5,264
Public warrant liability	11,030	—	11,030
Total liabilities	72,227	356	72,583

Stockholders’ equity:
Convertible preferred stock	—	—	—
Common stock	14	—	14
Additional paid-in capital	395,563	501	396,064
Accumulated deficit	(104,739)	(1,065)	(105,804)
Stockholders’ equity	290,838	(564)	290,274
Total liabilities and stockholders’ equity	$363,065	$(208)	$362,857

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2020
	As Previously Reported	Adjustment	As Revised
Assets
Current assets:
Cash and cash equivalents	$4,704	$—	$4,704
Accounts receivable, net	1,401	—	1,401
Inventory	2,742	(1,156)	1,586
Current portion of commission asset	562	—	562
Prepaid expenses and other current assets	900	641	1,541
Total current assets	10,309	(515)	9,794
Commission asset, noncurrent	1,730	—	1,730
Property and equipment, net	9,316	752	10,068
Other assets	—	173	173
Total assets	$21,355	$410	$21,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,437	$—	$4,437
Accrued expenses and other current liabilities	3,727	484	4,211
Current portion of deferred revenue	3,717	45	3,762
Current portion of deferred rent	11	—	11
Current portion of financing obligations	227	—	227
Total current liabilities	12,119	529	12,648
Deferred revenue, noncurrent	480	—	480
Financing obligation, noncurrent	132	—	132
Long-term debt, noncurrent	16,432	—	16,432
Derivative Liability	1,000	—	1,000
Common stock warrant liability	1	—	1
Total liabilities	30,164	529	30,693

Stockholders’ equity:
Convertible preferred stock	75,877	—	75,877
Common stock	1	—	1
Additional paid-in capital	9,194	916	10,110
Accumulated deficit	(93,881)	(1,035)	(94,916)
Stockholders’ equity	(84,686)	(119)	(84,805)
Total liabilities and stockholders’ equity	$21,355	$410	$21,765

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revised Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised
Revenue:
Product revenue	$5,194	$—	$5,194
Subscription revenue	3,020	(16)	3,004
Service revenue	501	11	512
Total revenue	8,715	(5)	8,710
Cost of revenue:
Cost of product revenue	5,576	(370)	5,206
Cost of subscription revenue	1,065	477	1,542
Cost of service revenue	448	617	1,065
Total cost of revenue	7,089	724	7,813
Gross profit	1,626	(729)	897
Operating expenses:
Research and development	4,286	(111)	4,175
Sales and marketing expense	12,053	(2,381)	9,672
General and administrative	11,093	(276)	10,817
Loss from impairment of property and equipment	96	—	96
Total operating expenses	27,528	(2,768)	24,760
Loss from operations	(25,902)	2,039	(23,863)
Other income (expense), net:
Interest expense	(142)	—	(142)
Interest income	209	(141)	68
Change in fair value of contingent earn-out liability	4,226	(1,148)	3,078
Change in fair value of contingently issuable common stock liability	1,472	—	1,472
Change in fair value of public warrant liability	5,586	—	5,586
Total other income (expense), net	11,351	(1,289)	10,062
Net loss	$(14,551)	$750	$(13,801)

Weighted average common shares outstanding - basic and diluted	142,878,406	—	142,878,406
Net loss per share - basic and diluted	$(0.10)	$—	$(0.10)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year Ended December 31, 2021
	As Previously Reported	Adjustment	As Revised
Revenue:
Product revenue	$13,917	$(286)	$13,631
Subscription revenue	7,855	(52)	7,803
Service revenue	1,920	39	1,959
Total revenue	23,692	(299)	23,393
Cost of revenue:
Cost of product revenue	12,471	(192)	12,279
Cost of subscription revenue	3,644	857	4,501
Cost of service revenue	936	1,648	2,584
Total cost of revenue	17,051	2,313	19,364
Gross profit	6,641	(2,612)	4,029
Operating expenses:
Research and development	11,416	42	11,458
Sales and marketing expense	27,404	(1,305)	26,099
General and administrative	20,013	(144)	19,869
Loss from impairment of property and equipment	1,869	—	1,869
Total operating expenses	60,702	(1,407)	59,295
Loss from operations	(54,061)	(1,205)	(55,266)
Other income (expense), net:
Interest expense, net	(6,095)	27	(6,068)
Interest income	—	—	—
Loss on disposal of property and equipment	(617)	—	(617)
Loss on extinguishment of debt	(12,685)	—	(12,685)
Change in fair value of derivative liability	(1,745)	—	(1,745)
Change in fair value of contingent earn-out liability	46,212	1,148	47,360
Change in fair value of contingently issuable common stock liability	6,406	—	6,406
Change in fair value of public warrant liability	12,606	—	12,606
Change in fair value of common stock warrant liability	(879)	—	(879)
Total other income (expense), net	43,203	1,175	44,378
Net loss	$(10,858)	$(30)	$(10,888)

Weighted average common shares outstanding - basic and diluted	71,662,694	—	71,662,694
Net loss per share - basic and diluted	$(0.15)	$—	$(0.15)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue:
Product revenue	$5,345	$50	$5,395	$10,299	$(20)	$10,279
Subscription revenue	2,305	7	2,312	5,118	(58)	5,060
Service revenue	717	—	717	1,429	27	1,456
Total revenue	8,367	57	8,424	16,846	(51)	16,795
Cost of revenue:
Cost of product revenue	2,933	34	2,967	7,237	149	7,386
Cost of subscription revenue	1,086	191	1,277	2,542	538	3,080
Cost of service revenue	192	521	713	732	953	1,685
Total cost of revenue	4,211	746	4,957	10,511	1,640	12,151
Gross profit	4,156	(689)	3,467	6,335	(1,691)	4,644
Operating expenses:
Research and development	3,641	(29)	3,612	8,330	69	8,399
Sales and marketing expense	8,510	1,514	10,024	17,284	472	17,756
General and administrative	6,983	552	7,535	11,162	896	12,058
Loss from impairment of property and equipment	1,656	—	1,656	1,656	—	1,656
Total operating expenses	20,790	2,037	22,827	38,432	1,437	39,869
Loss from operations	(16,634)	(2,726)	(19,360)	(32,097)	(3,128)	(35,225)
Other income (expense), net:
Interest expense, net	(286)	(9)	(295)	(5,988)	36	(5,952)
Other expense, net	(669)	—	(669)	(669)	—	(669)
Loss on extinguishment of debt	(865)	—	(865)	(12,685)	—	(12,685)
Change in fair value of derivative liability	475	—	475	(1,745)	—	(1,745)
Change in fair value of contingent earn-out liability	31,818	791	32,609	31,818	791	32,609
Change in fair value of contingently issuable common stock liability	5,718	—	5,718	5,718	—	5,718
Change in fair value of public warrant liability	3,152	—	3,152	3,152	—	3,152
Change in fair value of common stock warrant liability	42	—	42	(879)	—	(879)
Total other income (expense), net	39,385	782	40,167	18,722	827	19,549
Net income (loss) attributable to common stockholders - basic	$22,751	$(1,944)	$20,807	$(13,375)	$(2,301)	$(15,676)
Net income (loss) attributable to common stockholders - diluted	$23,222	$(1,944)	$21,278	$(13,375)	$(2,301)	$(15,676)
Weighted average common shares outstanding
Basic	119,745,196	—	119,745,196	47,772,253	—	47,772,253
Diluted	153,867,300	69,136	153,936,436	47,772,253	—	47,772,253
Net income (loss) per share
Basic	$0.19	$(0.02)	$0.17	$(0.28)	$(0.05)	$(0.33)
Diluted	$0.15	$(0.01)	$0.14	$(0.28)	$(0.05)	$(0.33)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue:
Product revenue	$2,452	$165	$2,617	$4,954	$(70)	$4,884
Subscription revenue	1,513	8	1,521	2,813	(65)	2,748
Service revenue	515	25	540	712	27	739
Total revenue	4,480	198	4,678	8,479	(108)	8,371
Cost of revenue:
Cost of product revenue	2,075	128	2,203	4,304	115	4,419
Cost of subscription revenue	861	199	1,060	1,456	347	1,803
Cost of service revenue	413	274	687	540	432	972
Total cost of revenue	3,349	601	3,950	6,300	894	7,194
Gross profit	1,131	(403)	728	2,179	(1,002)	1,177
Operating expenses:
Research and development	1,077	(30)	1,047	4,689	98	4,787
Sales and marketing expense	5,090	34	5,124	8,774	(1,042)	7,732
General and administrative	1,280	191	1,471	4,179	344	4,523
Total operating expenses	7,447	195	7,642	17,642	(600)	17,042
Loss from operations	(6,316)	(598)	(6,914)	(15,463)	(402)	(15,865)
Other income (expense), net:
Interest expense, net	(3,255)	(8)	(3,263)	(5,702)	45	(5,657)
Interest income	—	—	—	—	—	—
Loss on extinguishment of debt	(11,820)	—	(11,820)	(11,820)	—	(11,820)
Change in fair value of derivative liability	(795)	—	(795)	(2,220)	—	(2,220)
Change in fair value of common stock warrant liability	(185)	—	(185)	(921)	—	(921)
Total other income (expense), net	(16,055)	(8)	(16,063)	(20,663)	45	(20,618)
Net loss	$(22,371)	$(606)	$(22,977)	$(36,126)	$(357)	$(36,483)

Weighted average common shares outstanding - basic and diluted	11,922,270	—	11,922,270	11,186,204	—	11,186,204
Net loss per share - basic and diluted	$(1.88)	$(0.05)	$(1.93)	$(3.23)	$(0.03)	$(3.26)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised
Revenue:
Product revenue	$2,502	$(235)	$2,267
Subscription revenue	1,300	(73)	1,227
Service revenue	197	2	199
Total revenue	3,999	(306)	3,693
Cost of revenue:
Cost of product revenue	2,229	(13)	2,216
Cost of subscription revenue	595	148	743
Cost of service revenue	127	158	285
Total cost of revenue	2,951	293	3,244
Gross profit	1,048	(599)	449
Operating expenses:
Research and development	3,612	128	3,740
Sales and marketing expense	3,684	(1,076)	2,608
General and administrative	2,899	153	3,052
Total operating expenses	10,195	(795)	9,400
Loss from operations	(9,147)	196	(8,951)
Other income (expense), net:
Interest expense, net	(2,447)	53	(2,394)
Change in fair value of derivative liability	(1,425)	—	(1,425)
Change in fair value of common stock warrant liability	(736)	—	(736)
Total other income (expense), net	(4,608)	53	(4,555)
Net loss	$(13,755)	$249	$(13,506)

Weighted average common shares outstanding - basic and diluted	10,443,323	—	10,443,323
Net loss per share - basic and diluted	$(1.32)	$0.03	$(1.29)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Revenue:
Product revenue	$1,279	$503	$1,782
Subscription revenue	2,637	93	2,730
Service revenue	869	—	869
Total revenue	4,785	596	5,381
Cost of revenue:
Cost of product revenue	1,177	562	1,739
Cost of subscription revenue	1,824	—	1,824
Cost of service revenue	495	1	496
Total cost of revenue	3,496	563	4,059
Gross profit	1,289	33	1,322
Operating expenses:
Research and development	15,710	(157)	15,553
Sales and marketing expense	7,365	919	8,284
General and administrative	5,110	420	5,530
Total operating expenses	28,185	1,182	29,367
Loss from operations	(26,896)	(1,149)	(28,045)
Other income (expense), net:
Interest expense, net	(430)	114	(316)
Loss on extinguishment of debt	(66)	—	(66)
Total other income (expense), net	(496)	114	(382)
Net loss	$(27,392)	$(1,035)	$(28,427)

Weighted average common shares outstanding - basic and diluted	8,932,404	—	8,932,404
Net loss per share - basic and diluted	$(3.07)	$(0.11)	$(3.18)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revised Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(14,551)	$750	$(13,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	948	138	1,086
Write-off of inventory	324	—	324
Adjustment to property and equipment for sales type leases	(321)	(304)	(625)
Loss from impairment of property and equipment	96	—	96
Stock-based compensation	5,190	(1,263)	3,927
Noncash interest expense	5	—	5
Noncash lease expense	197	—	197
Change in fair value of earn-out liability	(4,226)	1,148	(3,078)
Change in fair value of contingently issuable common stock	(1,472)	—	(1,472)
Change in fair value of public warrant liability	(5,586)	—	(5,586)
Changes in operating assets and liabilities
Accounts receivable	(2,112)	—	(2,112)
Inventory	(6,985)	5,675	(1,310)
Commission assets	(351)	—	(351)
Contract assets	108	—	108
Other assets	—	141	141
Prepaid expenses and other current assets	(5,280)	(291)	(5,571)
Accounts payable	(1,867)	1,012	(855)
Deferred revenue	2,778	(201)	2,577
Deferred rent	(468)	468	—
Accrued expenses and other current liabilities	(2,065)	(368)	(2,433)
Operating lease liability	(229)	(468)	(697)
Net cash used in operating activities	(35,867)	6,437	(29,430)
Cash flows from investing activities:
Development of internal-use software	(646)	(82)	(728)
Purchases of property and equipment	(323)	(6,366)	(6,689)
Net cash used in investing activities	(969)	(6,448)	(7,417)
Cash flows from financing activities:
Proceeds from exercise of stock options	216	11	227
Net cash provided by financing activities	216	11	227
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,620)	—	(36,620)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	—	308,167
Cash, cash equivalents and restricted cash at end of period	$271,547	$—	$271,547
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$4,620	$(4,620)	$—
Capital expenditures incurred but not yet paid	1,693	698	2,391

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year Ended December 31, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(10,858)	$(30)	$(10,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,895	—	2,895
Write-off of inventory	2,132	—	2,132
Adjustment to property and equipment for sales type leases	(91)	—	(91)
Loss from impairment of property and equipment	1,869	—	1,869
Loss on disposal of property and equipment	617	—	617
Stock-based compensation	8,511	1,085	9,596
Noncash interest expense	5,245	—	5,245
Provision recorded for allowance for doubtful accounts	(13)	—	(13)
Loss on extinguishment of debt	12,685	—	12,685
Change in fair value of derivative liability	1,745	—	1,745
Change in fair value of common stock warrant liability	879	—	879
Change in fair value of earn-out liability	(46,212)	(1,148)	(47,360)
Change in fair value of contingently issuable common stock	(6,406)	—	(6,406)
Change in fair value of public warrant liability	(12,606)	—	(12,606)
Changes in operating assets and liabilities
Accounts receivable	(5,063)	—	(5,063)
Inventory	(17,479)	14,043	(3,436)
Commission assets	(3,072)	—	(3,072)
Contract assets	(4,877)	—	(4,877)
Other assets	—	32	32
Prepaid expenses and other current assets	(10,079)	931	(9,148)
Accounts payable	(7)	772	765
Deferred revenue	4,968	(136)	4,832
Deferred rent	457	—	457
Warranty reserve	(42)	—	(42)
Accrued expenses and other current liabilities	5,174	(2,702)	2,472
Net cash used in operating activities	(69,628)	12,847	(56,781)
Cash flows from investing activities:
Development of internal-use software	(1,028)	—	(1,028)
Purchases of property and equipment	(3,710)	(12,847)	(16,557)
Net cash used in investing activities	(4,738)	(12,847)	(17,585)
Cash flows from financing activities:
Proceeds from exercise of stock options	915	—	915
Proceeds from issuance of common stock from the PIPE Investment	300,000	—	300,000
Proceeds from the closing of the Merger	84,945	—	84,945
Payment of offering costs from the closing of the Merger and PIPE Investment	(34,132)	—	(34,132)
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Repayment of principal on long-term debt	(5,422)	—	(5,422)
Net cash provided by financing activities	377,829	—	377,829
Net increase (decrease) in cash, cash equivalents and restricted cash	303,463	—	303,463
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$308,167	$—	$308,167
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$12,949	$(12,949)	$—
Capital expenditures incurred but not yet paid	347	2,589	2,936
Issuance of equity classified warrants	1	(1)	—

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred offering costs included in accounts payable	1,932	11	1,943
Conversion of convertible preferred stock to common stock	75,877	—	75,877
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	67,021	—	67,021
Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	11,670	—	11,670
Conversion of common stock warrants to common stock in connection with the closing of the Merger	880	—	880
Initial fair value of public warrants in connection with the closing of the Merger	23,636	—	23,636

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(13,375)	$(2,301)	$(15,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,948	—	1,948
Write-off of inventory	400	—	400
Loss from impairment of property and equipment	1,656	—	1,656
Loss on disposal of property and equipment	659	—	659
Stock-based compensation	4,013	2,019	6,032
Noncash interest expense	5,561	—	5,561
Provision recorded for allowance for doubtful accounts	(63)	—	(63)
Loss on extinguishment of debt	12,685	—	12,685
Change in fair value of derivative liability	1,745	—	1,745
Change in fair value of common stock warrant liability	879	—	879
Change in fair value of earn-out liability	(31,818)	(791)	(32,609)
Change in fair value of contingently issuable common stock	(5,718)	—	(5,718)
Change in fair value of public warrant liability	(3,152)	—	(3,152)
Changes in operating assets and liabilities
Accounts receivable	(5,866)	—	(5,866)
Inventory	(10,836)	10,100	(736)
Commission assets	(1,102)	—	(1,102)
Contract assets	(2,582)	(895)	(3,477)
Other assets	—	23	23
Prepaid expenses and other current assets	(12,772)	1,237	(11,535)
Accounts payable	2,264	(2,024)	240
Deferred revenue	2,459	(107)	2,352
Deferred rent	397	—	397
Warranty reserve	(42)	—	(42)
Accrued expenses and other current liabilities	2,183	651	2,834
Net cash used in operating activities	(50,477)	7,912	(42,565)
Cash flows from investing activities:
Purchases of property and equipment	(3,082)	(7,912)	(10,994)
Net cash used in investing activities	(3,082)	(7,912)	(10,994)
Cash flows from financing activities:
Proceeds from exercise of stock options	777	—	777
Proceeds from issuance of common stock from the PIPE Investment	300,000	—	300,000
Proceeds from the closing of the Merger	84,945	—	84,945
Payment of offering costs from the closing of the Merger and PIPE Investment	(33,968)	—	(33,968)
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Net cash provided by financing activities	383,277	—	383,277
Net increase (decrease) in cash, cash equivalents and restricted cash	329,718	—	329,718
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$334,422	$—	$334,422
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$9,648	$(9,648)	$—
Capital expenditures incurred but not yet paid	—	3,123	3,123
Deferred offering costs included in accounts payable	1,760	10	1,770
Conversion of convertible preferred stock to common stock	75,877	—	75,877
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	66,845	176	67,021

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	11,670	—	11,670
Conversion of common stock warrants to common stock in connection with the closing of the Merger	880	—	880
Initial fair value of public warrants in connection with the closing of the Merger	23,636	—	23,636

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(36,126)	$(357)	$(36,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,102	—	1,102
Stock-based compensation	1,617	(241)	1,376
Noncash interest expense	5,455	—	5,455
Provision recorded for allowance for doubtful accounts	(63)	—	(63)
Loss on extinguishment of debt	11,820	—	11,820
Change in fair value of derivative liability	2,220	—	2,220
Change in fair value of common stock warrant liability	921	—	921
Changes in operating assets and liabilities
Accounts receivable	(1,335)	—	(1,335)
Inventory	(1,173)	720	(453)
Commission assets	(742)	—	(742)
Contract assets	(239)	—	(239)
Other assets	—	13	13
Prepaid expenses and other current assets	(7,495)	208	(7,287)
Accounts payable	5,361	(1,862)	3,499
Deferred revenue	253	(100)	153
Deferred rent	152	—	152
Warranty reserve	(42)	—	(42)
Accrued expenses and other current liabilities	1,360	281	1,641
Net cash used in operating activities	(16,954)	(1,338)	(18,292)
Cash flows from investing activities:
Purchases of property and equipment	(9,292)	1,338	(7,954)
Net cash used in investing activities	(9,292)	1,338	(7,954)
Cash flows from financing activities:
Proceeds from exercise of stock options	657	—	657
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Net cash provided by financing activities	32,180	—	32,180
Net increase (decrease) in cash, cash equivalents and restricted cash	5,934	—	5,934
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$10,638	$—	$10,638
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$46	$—	$46
Capital expenditures incurred but not yet paid	—	2,962	2,962
Capitalization of stock compensation	—	27	27

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(13,755)	$249	$(13,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	—	452
Stock-based compensation	1,082	(773)	309
Noncash interest expense	2,344	—	2,344
Provision recorded for allowance for doubtful accounts	(63)	—	(63)
Change in fair value of derivative liability	1,425	—	1,425
Change in fair value of common stock warrant liability	736	—	736
Changes in operating assets and liabilities
Accounts receivable	(874)	—	(874)
Inventory	(433)	(47)	(480)
Commission assets	(391)	—	(391)
Contract assets	(119)	—	(119)
Other assets	—	7	7
Prepaid expenses and other current assets	(4,104)	377	(3,727)
Accounts payable	1,194	(235)	959
Deferred revenue	(621)	(185)	(806)
Deferred rent	(11)	—	(11)
Accrued expenses and other current liabilities	1,100	206	1,306
Net cash used in operating activities	(12,038)	(401)	(12,439)
Cash flows from investing activities:
Purchases of property and equipment	(2,522)	401	(2,121)
Net cash used in investing activities	(2,522)	401	(2,121)
Cash flows from financing activities:
Proceeds from exercise of stock options	455	—	455
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Net cash provided by financing activities	31,978	—	31,978
Net increase (decrease) in cash, cash equivalents and restricted cash	17,418	—	17,418
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$22,122	$—	$22,122
Supplemental disclosure of non-cash activities
Capital expenditures incurred but not yet paid	—	1,335	1,335
Issuance of equity classified warrants	1	—	1

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(27,392)	$(1,035)	$(28,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,065	—	1,065
Stock-based compensation	662	917	1,579
Noncash interest expense	25	—	25
Provision recorded for allowance for doubtful accounts	47	—	47
Loss on extinguishment of debt	66	—	66
Changes in operating assets and liabilities
Accounts receivable	(464)	—	(464)
Inventory	(1,471)	1,156	(315)
Commission assets	(1,785)	—	(1,785)
Other assets	—	(173)	(173)
Prepaid expenses and other current assets	(375)	(641)	(1,016)
Accounts payable	1,915	(1,100)	815
Deferred revenue	2,341	45	2,386
Deferred rent	(34)	—	(34)
Warranty reserve	(14)	—	(14)
Accrued expenses and other current liabilities	2,160	483	2,643
Operating lease liability	—	—	—
Net cash used in operating activities	(23,254)	(348)	(23,602)
Cash flows from investing activities:
Purchases of property and equipment	(6,609)	348	(6,261)
Net cash used in investing activities	(6,609)	348	(6,261)
Cash flows from financing activities:
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	2,994	—	2,994
Proceeds from exercise of stock options	442	—	442
Repayment of financing obligations	(244)	—	(244)
Proceeds from long-term debt, net of issuance costs	22,438	—	22,438
Repayment of principal on long-term debt	(8,404)	—	(8,404)
Net cash provided by financing activities	17,226	—	17,226
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,637)	—	(12,637)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	17,341	—	17,341
Cash, cash equivalents and restricted cash at end of period	$4,704	$—	$4,704
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$86	$—	$86
Capital expenditures incurred but not yet paid	—	1,100	1,100
Issuance of equity classified warrants	112	—	112
Issuance of a nonrecourse promissory note with officer	350	—	350

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
In preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 2 accordingly. Please refer to Notes 1 and 21 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Our products have screened over 350 million visitors worldwide. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, schools in large districts, and prominent houses of worship. We offer our products for purchase and primarily under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue and creates expansion and upsell opportunities.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $9.1 million and $4.7 million for the three months ended

June 30, 2022 and 2021, respectively. We generated a net loss of $25.7 million and $23.0 million for the three months ended June 30, 2022 and 2021, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products in both the United States and international markets, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

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

Additional information regarding the Merger Agreement appears in Note 3 of our condensed consolidated financial statements for the three and six months ended June 30, 2022.

COVID-19

We have taken, and will continue to take, actions to mitigate the impact of the COVID-19 pandemic on our cash flow and results of operations and financial condition. While we have experienced supply chain challenges during the three and six months ended June 30, 2022, we do see this being overcome in the near future. In the long-term, we believe that the COVID-19 pandemic may encourage organizations to continue to reassess their security screening processes and may continue to accelerate their adoption of solutions such as touchless security screening, which could create additional demand for our products.

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

Pricing, Product Cost and Margins

Revenue generated by the sale of products represented 46% and 56% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. The remaining revenue was generated from subscription sales and services for our products. Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions. Subscription revenue was $4.0 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. With the further recent development, enhancement, and maintenance of Evolv Insights and its analytical platform, as well as our plan to lead increasingly with our subscription offering, we expect subscription revenue as a percentage of total revenue to increase in future periods.

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

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (1) distinct services, such as SaaS, maintenance, installation and training, and (2) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our condensed consolidated statements of operations and comprehensive loss.

Services Revenue

We provide SaaS, maintenance, installation and training services for our products. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. Maintenance consists of technical support, bug fixes and when-and-if available threat updates. SaaS and maintenance revenue is recognized ratably over the period of the arrangement.

Cost of Revenue

We recognize cost of revenue in the same manner that the related revenue is recognized.

Cost of Product Revenue

Cost of product revenue consists primarily of costs paid to third party manufacturers, labor costs (including stock-based compensation), and shipping costs.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of shipping costs, an allocated portion of internal-use software amortization expense related to the Evolv cloud portal, depreciation expense related to leased units, and maintenance costs related to leased units. Maintenance costs consist primarily of labor (including stock-based compensation), spare parts, shipping costs, field service repair costs, equipment, and supplies.

Cost of Services Revenue

Cost of services revenue consists of costs related to installation and training services, an allocated portion of internal-use software amortization expense related to the Evolv cloud portal, and maintenance costs related to units purchased by customers. Maintenance costs consists primarily of labor (including stock-based compensation), spare parts, shipping costs, field service repair costs, equipment, and supplies.

A provision for the estimated cost related to warranty is recognized as necessary. Our estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. As of June 30, 2022, the warranty accrual was less than $0.1 million.

Gross Profit and Gross Margin

Our gross profit is calculated based on the difference between our revenues and cost of revenues. Gross margin is the percentage obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by a number of factors, including:

•Market conditions that may impact our pricing;
•Product mix changes between established products and new products;
•Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;
•Our ability to maintain our costs on the components that go into the manufacture of our product; and
•Write-offs of inventory.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will increase on an absolute dollar basis for the year ended December 31, 2022 compared to the year ended December 31, 2021 as we expand our headcount and initiate new marketing campaigns.

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

Interest Income

Interest income relates to interest earned on money market funds and interest earned on our lease receivables for our Evolv Express units.

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

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three and six months ended June 30, 2022 and 2021 because we have historically incurred net operating losses and maintain a full valuation allowance against its deferred tax assets.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Product revenue	$4,146	$2,617	$1,529	58%
Subscription revenue	4,006	1,521	2,485	163
Service revenue	918	540	378	70
Total revenue	9,070	4,678	4,392	94
Cost of revenue:
Cost of product revenue	5,347	2,203	3,144	143
Cost of subscription revenue	1,981	1,060	921	87
Cost of service revenue	1,189	687	502	73
Total cost of revenue	8,517	3,950	4,567	116
Gross profit	553	728	(175)	(24)
Operating expenses:
Research and development	4,156	1,047	3,109	297
Sales and marketing	11,751	5,124	6,627	129
General and administrative	9,612	1,471	8,141	553
Loss from impairment of property and equipment	316	—	316	*
Total operating expenses	25,835	7,642	18,193	238
Loss from operations	(25,282)	(6,914)	(18,368)	266
Other income (expense), net:
Interest expense	(159)	(3,263)	3,104	(95)
Interest income	491	—	491	*
Loss on extinguishment of debt	—	(11,820)	11,820	*
Change in fair value of derivative liability	—	(795)	795	*
Change in fair value of contingent earn-out liability	(569)	—	(569)	*
Change in fair value of contingently issuable common stock liability	(24)	—	(24)	*
Change in fair value of public warrant liability	(143)	—	(143)	*
Change in fair value of common stock warrant liability	—	(185)	185	*
Total other income (expense), net	(404)	(16,063)	15,659	(97)
Net loss	$(25,686)	$(22,977)	$(2,709)	12%
* – Not meaningful

Revenue, Cost of Revenue and Gross Profit
Product Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Product revenue	$4,146	$2,617	$1,529	58%
Cost of product revenue	$5,347	$2,203	$3,144	143%
Gross profit - Product revenue	$(1,201)	$414	$(1,615)	(390)%
Gross profit margin - Product revenue	(29)%	16%	N/A	(45)%
The increases in product revenue and cost of product revenue are primarily due to the increase in product sales of Evolv Express units, which include the significant increase in the adoption of Evolv Express units by schools, hotels and casinos, and professional sports arenas. We experienced strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets. These configurations generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price. Further, a higher percentage of sales were made through our channel partners, which are generally at a lower average sale price, during the three months ended June 30, 2022 compared to the prior year period. Gross profit and gross profit margin were also adversely impacted by purchase price variances recorded on raw materials and the costs associated with the write-off of scrap inventory incurred without corresponding revenue. We expect to see improvement in our gross margins as we continue to engineer our product with lower cost components. We also expect to see improvements in gross margin to the extent shipping costs and high demand materials costs decline when global supply chain disruptions ease.
Subscription Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Subscription revenue	$4,006	$1,521	$2,485	163%
Cost of subscription revenue	$1,981	$1,060	$921	87%
Gross profit - Subscription revenue	$2,025	$461	$1,564	339%
Gross profit margin - Subscription revenue	51%	30%	N/A	20%
The increases in subscription revenue and cost of subscription revenue are primarily due to growth in our customer base and a higher number of active Evolv Express units deployed in the preceding twelve months. The increase in gross profit is primarily driven by our increased subscription revenue. The increase in gross profit margin was primarily driven by increased recurring revenue from increased active subscriptions and customer growth, which we expect to continue.
Service Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Service revenue	$918	$540	$378	70%
Cost of service revenue	$1,189	$687	$502	73%
Gross profit - Service revenue	$(271)	$(147)	$(124)	84%
Gross profit margin - Service revenue	(30)%	(27)%	N/A	(2)%
The increase in service revenue is primarily due to the increased number of purchase subscription units deployed in the preceding twelve months and increased installation and training related to the Evolv Express units. The negative gross profit and gross profit margin in each period are due primarily to field services costs associated with the Evolv Express units. We expect we would see leverage in these expense investments as we work to achieve further levels of scale.

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$3,596	$1,457	$2,139	147%
Materials and prototypes	(109)	(832)	723	(87)%
Professional fees	423	321	102	32%
Facilities related and other	246	101	145	144%
	$4,156	$1,047	$3,109	297%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from new hires in our research and development function during the second half of 2021 and the first half of 2022. The $0.8 million of income recognized during the three months ended June 30, 2021 related to materials and prototypes is due to capitalization of prototypes during the period which had been expensed in prior periods.
Sales and Marketing Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$7,583	$3,512	$4,071	116%
Direct marketing	1,045	671	374	56%
Travel and entertainment	852	341	511	150%
Professional fees	280	187	93	50%
Facilities related and other	1,991	413	1,578	382%
	$11,751	$5,124	$6,627	129%
The increase in personnel related expenses is due to an increase in payroll costs, commissions and stock-based compensation resulting from new hires in our sales and marketing functions, which includes functions such as partner development, customer success, and other business development, during the second half of 2021 and the first six months of 2022. The increase in direct marketing is due to an increase in trade shows and events, which have begun to return to pre-pandemic levels, and an increase in sales volume. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. The increase in facilities related and other expenses is primarily due to $1.0 million of certain one-time expenses as well as an increase in shipping costs related to demo units.
General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$4,019	$805	$3,214	399%
Professional fees	2,042	(294)	2,336	(795)%
Director and officer insurance	1,380	96	1,284	1338%
Non-income taxes	13	30	(17)	(57)%
Facilities related and other	2,158	834	1,324	159%
	$9,612	$1,471	$8,141	553%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team. The increase in professional fees is due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. The increase in insurance costs is due primarily to director and officer insurance expense in relation to the Merger. The increase in facilities related and other expenses is due primarily to $1.2 million of certain one-time expenses, as well as increases in software subscriptions and rent expense.

Loss From Impairment of Property and Equipment
Impairment of property and equipment was $0.3 million for the three months ended June 30, 2022. This related to Edge units and Express prototype units that were removed from service and retired. We are transitioning our domestic customers from the Edge units to our most current Express units, which also resulted in an impairment of the remaining economic value of such assets. There was no impairment for the three months ended June 30, 2021.
Interest Expense
Interest expense was $0.2 million for the three months ended June 30, 2022, compared to $3.3 million for the three months ended June 30, 2021. The decrease was primarily due to interest expense on the Convertible Notes during the three months ended June 30, 2021. The Convertible Notes converted to the Company’s stock upon closing of the Merger in July 2021.
Interest Income
Interest income of $0.5 million for the three months ended June 30, 2022 related primarily to interest earned on money market funds. No interest income was earned for the three months ended June 30, 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $11.8 million for the three months ended June 30, 2021 related to a modification of the 2021 Convertible Notes due to an agreement with noteholders to receive an additional 1,000,000 shares of NHIC common stock as further consideration for the conversion of such notes.
Change in Fair Value of Derivative Liability
Change in fair value of the derivative liability was $(0.8) million for the three months ended June 30, 2021, resulting from an increase in the fair value of the Company's stock given the pending Merger. The derivative liability was derecognized in connection with the closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability
Change in fair value of the contingent earn-out liability was $(0.6) million for the three months ended June 30, 2022, resulting from a quarterly mark-to-market adjustment. The contingent earn-out liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability was less than $(0.1) million for the three months ended June 30, 2022, resulting from a quarterly mark-to-market adjustment. The contingently issuable common stock liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability was $(0.1) million for the three months ended June 30, 2022, resulting from a quarterly mark-to-market adjustment. The public warrant liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability was $(0.2) million for the three months ended June 30, 2021, resulting from a quarterly mark-to-market adjustment. The common stock warrant liability was derecognized in connection with the closing of the Merger in July 2021.

Comparison of the Six Months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Product revenue	$9,340	$4,884	$4,456	91%
Subscription revenue	7,010	2,748	4,262	155
Service revenue	1,430	739	691	94
Total revenue	17,780	8,371	9,409	112
Cost of revenue:
Cost of product revenue	10,553	4,419	6,134	139
Cost of subscription revenue	3,523	1,803	1,720	95
Cost of service revenue	2,254	972	1,282	132
Total cost of revenue	16,330	7,194	9,136	127
Gross profit	1,450	1,177	273	23
Operating expenses:
Research and development	8,331	4,787	3,544	74
Sales and marketing	21,423	7,732	13,691	177
General and administrative	20,429	4,523	15,906	352
Loss from impairment of property and equipment	412	—	412	*
Total operating expenses	50,595	17,042	33,553	197
Loss from operations	(49,145)	(15,865)	(33,280)	210
Other income (expense), net:
Interest expense	(301)	(5,657)	5,356	(95)
Interest income	559	—	559	*
Loss on extinguishment of debt	—	(11,820)	11,820	*
Change in fair value of derivative liability	—	(2,220)	2,220	*
Change in fair value of contingent earn-out liability	2,509	—	2,509	*
Change in fair value of contingently issuable common stock liability	1,448	—	1,448	*
Change in fair value of public warrant liability	5,443	—	5,443	*
Change in fair value of common stock warrant liability	—	(921)	921	*
Total other income (expense), net	9,658	(20,618)	30,276	(147)
Net loss	$(39,487)	$(36,483)	$(3,004)	8%
* – Not meaningful
Revenue, Cost of Revenue and Gross Profit
Product Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Product revenue	$9,340	$4,884	$4,456	91%
Cost of product revenue	$10,553	$4,419	$6,134	139%
Gross profit - Product revenue	$(1,213)	$465	$(1,678)	(361)%
Gross profit margin - Product revenue	(13)%	10%	N/A	(23)%

The increases in product revenue and cost of product revenue are primarily due to the increase in product sales of Evolv Express units, which included the significant increase in the adoption of Evolv Express units by schools, hotels and casinos, and professional sports arenas. We experienced strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets. These configurations generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price. Further, a higher percentage of sales were made through our channel partners, which are generally at a lower average sale price, during the six months ended June 30, 2022 compared to the prior year period. Gross profit and gross profit margin were also adversely impacted by purchase price variances recorded on raw materials and the costs associated with the write-off of scrap inventory incurred without corresponding revenue. We expect to see improvement in our gross margins as we continue to engineer our product with lower cost components. We also expect to see improvements in gross margin to the extent shipping costs and high demand materials costs decline when global supply chain disruptions ease.
Subscription Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Subscription revenue	$7,010	$2,748	$4,262	155%
Cost of subscription revenue	$3,523	$1,803	$1,720	95%
Gross profit - Subscription revenue	$3,487	$945	$2,542	269%
Gross profit margin - Subscription revenue	50%	34%	N/A	15%
The increases in subscription revenue and cost of subscription revenue are primarily due to growth in our customer base and a higher number of active Evolv Express units deployed in the preceding twelve months. The increase in gross profit is primarily driven by our increased subscription revenue. The increase in gross profit margin was primarily driven by increased recurring revenue from increased active subscriptions and customer growth, which we expect to continue.
Service Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Service revenue	$1,430	$739	$691	94%
Cost of service revenue	$2,254	$972	$1,282	132%
Gross profit - Service revenue	$(824)	$(233)	$(591)	254%
Gross profit margin - Service revenue	(58)%	(32)%	N/A	(26)%
The increase in service revenue is primarily due to the increased number of purchase subscription units deployed in the preceding twelve months and increased installation and training related to the Evolv Express units. The negative gross profit and gross profit margin in each period are due primarily to field services costs associated with the Evolv Express units. We expect we would see leverage in these expense investments as we work to achieve further levels of scale.
Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$6,962	$2,432	$4,530	186%
Materials and prototypes	236	1,444	(1,208)	(84)%
Professional fees	732	580	152	26%
Facilities related and other	401	331	70	21%
	$8,331	$4,787	$3,544	74%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from new hires in our research and development function during the second half of 2021 and the first half of

2022. The decrease in materials and prototype costs is due to the transition from prototype production to standard manufacturing of the Evolv Express, which results in lower prototyping costs.
Sales and Marketing Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$13,613	$5,203	$8,410	162%
Direct marketing	2,889	1,071	1,818	170%
Travel and entertainment	1,538	492	1,046	213%
Professional fees	552	372	180	48%
Facilities related and other	2,831	594	2,237	377%
	$21,423	$7,732	$13,691	177%
The increase in personnel related expenses is due to an increase in payroll costs, commissions and stock-based compensation resulting from new hires in our sales and marketing functions, which includes functions such as partner development, customer success, and other business development, during the second half of 2021 and the first six months in 2022. The increase in direct marketing is due to an increase in trade shows and events, which have begun to return to pre-pandemic levels, and an increase in sales volume. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. The increase in facilities related and other expenses is primarily due to $1.0 million of certain one-time expenses as well as an increase in shipping costs related to demo units.
General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$7,965	$1,381	$6,584	477%
Professional fees	5,339	1,674	3,665	219%
Insurance costs	2,630	188	2,442	1299%
Non-income taxes	487	39	448	1149%
Facilities related and other	4,008	1,241	2,767	223%
	$20,429	$4,523	$15,906	352%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team. The increase in professional fees is due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. The increase in insurance costs is due primarily to director and officer insurance expense in relation to the Merger. The increase in non-income taxes is due to a sales tax contingency liability as we may owe additional sales and use taxes in various jurisdictions. The increase in facilities related and other expenses is due primarily to $1.3 million of certain one-time expenses, a $0.4 million one-time payment to a former employee, and increases in software subscription fees, board of director compensation and facility-related costs.
Loss From Impairment of Property and Equipment
Impairment of property and equipment was $0.4 million for the six months ended June 30, 2022. This related to Edge units and Express prototype units that were removed from service and retired. We are transitioning our domestic customers from the Edge units to our most current Express units, which also resulted in an impairment of the remaining economic value of such assets. There was no impairment for the six months ended June 30, 2021.
Interest Expense
Interest expense was $0.3 million for the six months ended June 30, 2022, compared to $5.7 million for the six months ended June 30, 2021. The decrease was primarily due to interest expense on the Convertible Notes during the six months ended June 30, 2021. The Convertible Notes converted to the Company’s common stock upon closing of the Merger in July 2021.
Interest Income
Interest income of $0.6 million for the six months ended June 30, 2022 related primarily to interest earned on money market funds. No interest income was earned for the six months ended June 30, 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $11.8 million for the six months ended June 30, 2021 related to a modification of the 2021 Convertible Notes due to an agreement with noteholders to receive an additional 1,000,000 shares of NHIC common stock as further consideration for the conversion of such notes.
Change in Fair Value of Derivative Liability
Change in fair value of the derivative liability was $(2.2) million for the six months ended June 30, 2021, resulting from an increase in the fair value of the Company's stock given the pending Merger. The derivative liability was derecognized in connection with the closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability
Change in fair value of the contingent earn-out liability was $2.5 million for the six months ended June 30, 2022, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability was $1.4 million for the six months ended June 30, 2022, resulting from quarterly market-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability was $5.4 million for the six months ended June 30, 2022, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability was $(0.9) million for the six months ended June 30, 2021, resulting from quarterly mark-to-market adjustments. The common stock warrant liability was derecognized in connection with the closing of the Merger in July 2021.
Income Taxes
There is no provision for income taxes for the three and six months ended June 30, 2022 and 2021 because we have historically incurred net operating losses and maintain a full valuation allowance against our deferred tax assets. We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.

Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, as an early-stage company, we primarily obtained cash to fund our operations through preferred stock offerings and debt instruments. As of June 30, 2022, we had $242.7 million in cash and cash equivalents. We incurred a net loss of $25.7 million and $23.0 million for the three months ended June 30, 2022 and 2021, respectively, and a net loss of $39.5 million and $36.5 million for the six months ended June 30, 2022 and 2021, respectively. We incurred cash outflows from operating activities of $52.5 million and $18.3 million during the six months ended June 30, 2022 and 2021, respectively.
We expect our cash and cash equivalents, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to the expected growth in the demand for equipment purchases to support our "leased equipment" offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as the ongoing COVID-19 pandemic, including variants, international political turmoil, including Russia's invasion of Ukraine, ongoing supply chain disruptions, and increases in inflation and interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
PIPE Investment and Proceeds from the closing of the Merger

In July 2021, we received gross proceeds of $300.0 million from our PIPE Investment, as well as $84.9 million in proceeds, net of redemptions received in connection with the closing of the Merger.

Financing Arrangements

In December 2020, we entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024, and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022, which extinguished the 2020 Silicon Valley Bank Term Loan. Under the terms of the JPM Credit Agreement, we received proceeds of $10.0 million. As of June 30, 2022, we had $10.0 of debt outstanding. In September and December of 2020, we issued a total of $4.0 million of convertible notes (the “2020 Convertible Notes”). In January and February 2021, we issued a total of $30.0 million of convertible notes with a maturity date of September 2021.

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

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of June 30, 2022. We anticipate fulfilling such commitments with our existing cash and cash equivalents obtained through operations, proceeds from long-term debt, closing of the Merger, and issuance of common stock in connection with the PIPE investment. Cash and cash equivalents amounted to $242.7 million as of June 30, 2022.

We entered into a lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. We are required to maintain a minimum cash balance of $0.7 million as a security deposit on the leased space which is classified as restricted cash, current and restricted cash, non-current on the condensed consolidated balance sheet as of June 30, 2022. Total future minimum lease payments under this noncancelable operating lease amount to $2.7. See Note 6 to our condensed consolidated financial statements for the six months ended June 30, 2022.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(52,495)	$(18,292)
Net cash used in investing activities	(12,680)	(7,954)
Net cash provided by financing activities	384	32,180
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(64,801)	$5,934
Operating Activities

	Six Months Ended June 30,
	2022	2021
Net loss	$(39,487)	$(36,483)
Noncash (income) expense	2,632	22,831
Changes in operating assets and liabilities	(15,640)	(4,640)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(52,495)	$(18,292)
Net loss increased from $36.5 million for the six months ended June 30, 2021 to $39.5 million for the six months ended June 30, 2022, as a result of the factors described in "Results of Operations" above.
Noncash expenses for the six months ended June 30, 2022 are primarily attributable to $9.0 million of stock-based compensation expense and $2.4 million of depreciation and amortization, offset by $9.4 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock and public warrant liability. Noncash expenses for the six months ended June 30, 2021 are primarily attributable to an $11.8 million loss on debt extinguishment related to the 2021 Convertible Notes, $5.5 million of noncash interest expense primarily related to the accretion of the debt discount associated with the 2021 Convertible Notes, $1.4 million of stock-based compensation expense, $1.1 million of depreciation and amortization, and $3.1 million of an aggregate change in fair value of the derivative liability and common stock warrant liability.
Changes in operating assets and liabilities for the six months ended June 30, 2022 are primarily related to the following:
•$5.8 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$3.5 million increase in inventory primarily due to increased production of units to meet customer demand;
•$9.7 million increase in prepaid expense and other current assets primarily due to deposits paid to the Company's contract manufacturer, offset by
•$6.0 million increase in deferred revenue due to a higher volume of sales.
Changes in operating assets and liabilities for the six months ended June 30, 2021 are primarily related to the following:
•$1.3 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$7.3 million increase in prepaid expense and other current assets primarily due to prepaid subscriptions and insurance, offset by
•$3.5 million increase in accounts payable due to increased sales and marketing and general and administrative expenses due to the growth in business and anticipation of the Merger, as well as timing of vendor payments.

Investing Activities
During the six months ended June 30, 2022, cash used in investing activities was $12.7 million, consisting of $11.4 million for the purchases of property and equipment and $1.3 million for the development of internal-use software.

During the six months ended June 30, 2021, cash used in investing activities was $8.0 million, consisting of the purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2022, cash provided by financing activities was $0.4 million, consisting of proceeds from the exercise of stock options.

During the six months ended June 30, 2021, cash provided by financing activities was $32.2, consisting of $31.9 million from the issuance of long-term debt, net of issuance costs, and $0.7 million from the exercise of stock options, partially offset by $0.4 million in net cash out flows for the repayment of our finance obligations.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” for the year ended December 31, 2021 in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2022 outside of our critical accounting policies and estimates described below.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Our operations are primarily within the United States, and we transact primarily in United States dollars. Therefore, we do not have any material foreign currency exposure. We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Risk

We had cash, cash equivalents and restricted cash totaling $243.4 million as of June 30, 2022. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. At June 30, 2022, we had $9.9 million in variable rate debt outstanding. A hypothetical 10% change in interest rates would not have a material impact on annualized interest expense.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. We cannot assure that our business will not be affected in the future by inflation.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting as described below.

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

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

•We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statements of cash flows.
•We did not design and maintain processes and controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls to timely analyze and account for debt modifications and extinguishments, convertible notes, warrant instruments, non-routine complex revenue transactions including the leasing of products and transfer of inventory for leased assets into property plant and equipment, merger transactions, and the accounting and valuation of earn out liabilities.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries.
•We did not design and maintain effective controls to ensure the recording of revenue transactions in the appropriate period.
•We did not design and maintain effective controls over the completeness and accuracy of accounts payable and accrued liabilities.
These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earnout liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weakness related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statements of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. See Note 1 to our condensed consolidated financial statements for the three and six months ended June 30, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•In addition to the foregoing, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation Plan for the Material Weaknesses

We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

•We have hired additional accounting, internal audit and IT personnel, to bolster our reporting, technical accounting, internal control and IT capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties and have engaged outside consultants to assist us in these efforts.
•We added finance personnel, including a Chief Financial Officer and Chief Accounting Officer and Corporate Controller, to the organization to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures.
•We are in the process of designing and implementing controls related to the period-end financial reporting process and controls over the classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows.
•We are in the process of designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memorandum addressing these matters.
•We are in the process of designing and implementing controls related to revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period.
•We are in the process of designing and implementing controls over the completeness and accuracy of accounts payable and accrued liabilities.
•We are in the process of designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
•We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. During the three months ended June 30, 2022, we went live on a new ERP system and have implemented, and continue to implement, IT general controls related to the new system.

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

Changes in Internal Control over Financial Reporting

Other than changes to our internal control over financial reporting described in “Material Weaknesses in Internal Control over Financial Reporting” and “Remediation Plan for the Material Weakness” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation or criminal proceedings. See Note 20 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and six months ended June 30, 2022.
ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022. For a discussion of potential risks and uncertainties related to us, see Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

•We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statement of cash flows.
•We did not design and maintain processes and controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls to timely analyze and account for debt modifications and extinguishments, convertible notes, warrant instruments, non-routine complex revenue transactions including the leasing of products and transfer of inventory for leased assets into property plant and equipment, merger transactions, and the accounting and valuation of earn out liabilities.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries.

•We did not design and maintain effective controls to ensure the recording of revenue transactions in the appropriate period.
•We did not design and maintain effective controls over the completeness and accuracy of accounts payable and accrued liabilities.

These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earnout liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weakness related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statement of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. See Note 1 to our condensed consolidated financial statements for the three and six months ended June 30, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•In addition to the foregoing, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional finance, accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities. We are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties. We have engaged outside consultants to assist us in these efforts. We added, and continue to add, finance personnel, including a Chief Financial Officer and a Chief Accounting Officer and Corporate Controller, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. We are in the process of designing and implementing controls related to the period-end financial reporting process and controls over the classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows. We are in the process of designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters. We are in the process of designing and implementing controls related to revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products, the recording of revenue transactions in the appropriate period, and the completeness and accuracy of accounts payable and accrued liabilities. We are in the process of designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries. We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. We have engaged outside consultants to assist us in the evaluation and implementation of a new Enterprise Resource Planning (“ERP”) system.

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

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent declines in the global economy, rising inflation and interest rates in the U.S. and around the world, widespread and prolonged closures of public and private sports, entertainment and other venues, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. During weak economic times, our available pool of potential customers may decline as potential customers reduce their security-related budget allocations and, in turn, our growth prospects may be negatively impacted. Prolonged economic slowdowns may result in diminished sales of our products and services. Further worsening, broadening or protracted extension of an economic downturn could have a material negative impact on our business, revenue, results of operations and cash flows.

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, channel partners or other third parties on which we rely. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed. In addition, military conflict such as that between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2022, we did not sell any securities that were not registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated By-Laws	8-K	001-39417	3.2	July 22, 2021
10.1	Executive Employment Agreement, dated as of May 18, 2022, between Evolv Technologies Holdings, Inc. and Mark Donohue#	8-K	001-39417	10.1	May 19, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
_________________________________
*Filed herewith.
**Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 18, 2022

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Mark Donohue
Name:	Mark Donohue
Title:	Chief Financial Officer
(Principal Financial Officer)