Form 10-Q
period 2022-09-30
Evolv Technologies Holdings, Inc.
filed 2022-11-09
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2022, there were 144,623,576 shares of Class A common stock, par value $0.0001 per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, market opportunities and competition, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures; the Company’s history of losses and lack of profitability; the Company’s reliance on third party contract manufacturing; the rate of innovation required to maintain competitiveness in the markets in which the Company competes; the competitiveness of the market in which the Company competes; the ability for the Company to obtain, maintain, protect and enforce the Company’s intellectual property rights; the concentration of the Company’s revenues on a single solution; the Company’s ability to timely design, produce and launch its solutions, the Company’s ability to invest in growth initiatives and pursue acquisition opportunities; the limited liquidity and trading of the Company’s securities; the impact of and the Company's ability to remediate any identified material weakness in financial reporting; geopolitical risk and changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; operational risk; risk that the COVID-19 pandemic, including variants, vaccine roll-out efforts, and local, state, and federal responses to addressing the pandemic may have an adverse effect on the Company’s business operations, as well as the Company’s financial condition and results of operations; the impact of fluctuating economic conditions; litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on resources, and the important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, as any such factors may be updated from time to time in its other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$218,499	$307,492
Restricted cash	400	400
Accounts receivable, net	21,199	6,477
Inventory	6,732	2,890
Current portion of contract assets	5,291	1,459
Current portion of commission asset	2,413	1,645
Prepaid expenses and other current assets	20,223	10,757
Total current assets	274,757	331,120
Restricted cash, noncurrent	275	275
Contract assets, noncurrent	1,524	3,418
Commission asset, noncurrent	4,607	3,719
Property and equipment, net	40,532	23,783
Operating lease right-of-use assets	1,882	—
Other assets	2,045	542
Total assets	$325,622	$362,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,139	$6,045
Accrued expenses and other current liabilities	8,884	9,551
Current portion of deferred revenue	15,852	6,599
Current portion of deferred rent	—	135
Current portion of long-term debt	4,000	2,000
Current portion of operating lease liabilities	1,106	—
Total current liabilities	40,981	24,330
Deferred revenue, noncurrent	9,234	2,475
Deferred rent, noncurrent	—	333
Long-term debt, noncurrent	4,959	7,945
Operating lease liabilities, noncurrent	1,147	—
Contingent earn-out liability	11,452	21,206
Contingently issuable common stock liability	2,735	5,264
Public warrant liability	6,733	11,030
Total liabilities	77,241	72,583
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 144,434,717 and 142,745,021 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	412,238	396,064
Accumulated other comprehensive income	35	—
Accumulated deficit	(163,906)	(105,804)
Stockholders’ equity	248,381	290,274
Total liabilities and stockholders’ equity	$325,622	$362,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$9,839	$5,395	$19,179	$10,279
Subscription revenue	5,198	2,312	12,208	5,060
Service revenue	1,493	717	2,923	1,456
Total revenue	16,530	8,424	34,310	16,795
Cost of revenue:
Cost of product revenue	12,960	2,967	23,513	7,386
Cost of subscription revenue	2,207	1,277	5,730	3,080
Cost of service revenue	1,138	713	3,392	1,685
Total cost of revenue	16,305	4,957	32,635	12,151
Gross profit	225	3,467	1,675	4,644
Operating expenses:
Research and development	5,616	3,612	13,947	8,399
Sales and marketing	11,746	10,024	33,169	17,756
General and administrative	8,839	7,535	29,268	12,058
Loss from impairment of property and equipment	626	1,656	1,038	1,656
Total operating expenses	26,827	22,827	77,422	39,869
Loss from operations	(26,602)	(19,360)	(75,747)	(35,225)
Other income (expense), net:
Interest expense	(188)	(295)	(489)	(5,952)
Interest income	1,052	—	1,611	—
Other expense, net	(57)	(669)	(57)	(669)
Loss on extinguishment of debt	—	(865)	—	(12,685)
Change in fair value of derivative liability	—	475	—	(1,745)
Change in fair value of contingent earn-out liability	7,245	32,609	9,754	32,609
Change in fair value of contingently issuable common stock liability	1,081	5,718	2,529	5,718
Change in fair value of public warrant liability	(1,146)	3,152	4,297	3,152
Change in fair value of common stock warrant liability	—	42	—	(879)
Total other income (expense), net	7,987	40,167	17,645	19,549
Net income (loss) attributable to common stockholders – basic	$(18,615)	$20,807	$(58,102)	$(15,676)
Net income (loss) attributable to common stockholders – diluted	$(18,615)	$21,278	$(58,102)	$(15,676)

Weighted average common shares outstanding
Basic	144,117,273	119,745,196	143,522,555	47,772,253
Diluted	144,117,273	153,936,436	143,522,555	47,772,253
Net income (loss) per share
Basic	$(0.13)	$0.17	$(0.40)	$(0.33)
Diluted	$(0.13)	$0.14	$(0.40)	$(0.33)

Net income (loss)	$(18,615)	$20,807	$(58,102)	$(15,676)
Cumulative translation adjustment	45	—	35	—
Total other comprehensive income	45	—	35	—
Total comprehensive income (loss)	$(18,570)	$20,807	$(58,067)	$(15,676)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2021	—	$—	142,745,021	$14	$396,064	$—	$(105,804)	$290,274
Issuance of common stock upon net exercise of stock options	—	—	496,971	—	226	—	—	226
Issuance of common stock upon vesting of restricted stock units	—	—	80,044	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	3,953	—	—	3,953
Net loss	—	—	—	—	—	—	(13,801)	(13,801)
Balances at March 31, 2022	—	—	143,322,036	14	400,243	—	(119,605)	280,652
Issuance of common stock upon net exercise of stock options	—	—	350,092	—	157	—	—	157
Issuance of common stock upon vesting of restricted stock units	—	—	157,867	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	5,093	—	—	5,093
Cumulative translation adjustment	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(25,686)	(25,686)
Balances at June 30, 2022	—	—	143,829,995	14	405,493	(10)	(145,291)	260,206
Issuance of common stock upon net exercise of stock options	—	—	428,155	—	188	—	—	188
Issuance of common stock upon vesting of restricted stock units	—	—	176,567	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	6,557	—	—	6,557
Cumulative translation adjustment	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(18,615)	(18,615)
Balances at September 30, 2022	—	$—	144,434,717	$14	$412,238	$35	$(163,906)	$248,381

Balances at December 31, 2020	77,340,057	$75,877	9,846,830	$1	$10,110	—	$(94,916)	$(84,805)
Issuance of warrant to purchase common stock	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	1,563,281	—	455	—	—	455
Stock-based compensation cost	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	—	(13,506)	(13,506)
Balances at March 31, 2021	77,340,057	75,877	11,410,111	1	10,887	—	(108,422)	(97,534)
Issuance of warrant to purchase common stock	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,993,081	—	202	—	—	202
Repurchase of common stock upon settlement of related party note	—	—	(43,665)	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	1,083	—	—	1,083
Net loss	—	—	—	—	—	—	(22,977)	(22,977)
Balances at June 30, 2021	77,340,057	75,877	13,359,527	1	12,172	—	(131,399)	(119,226)
Conversion of convertible preferred stock into common stock in connection with the closing of the Merger	(77,340,057)	(75,877)	80,833,007	8	75,869	—	—	75,877
Issuance of common stock in connection with the closing of the Merger	—	—	10,391,513	1	84,944	—	—	84,945
Issuance of common stock in connection with the consummation of the PIPE Investment	—	—	30,000,000	3	299,997	—	—	300,000
Issuance of common stock for net settlement of common stock and preferred stock warrants upon settlement of the Merger	—	—	2,029,712	—	880	—	—	880

Issuance of common stock for the conversion of convertible notes	—	—	5,408,672	1	53,644	—	—	53,645
Issuance of public warrant in connection with the closing of the Merger	—	—	—		(23,636)	—	—	(23,636)
Payment of deferred offering costs in connection with the closing of the Merger and PIPE Investment	—	—	—	—	(35,738)	—	—	(35,738)
Initial fair value of contingent earn-out liability recognized upon the closing of the Merger	—	—	—	—	(67,021)	—	—	(67,021)
Initial fair value of contingently issuable common stock liability recognized upon the closing of the Merger	—	—	—	—	(11,670)	—	—	(11,670)
Issuance of common stock upon exercise of stock options	—	—	311,722	—	120	—	—	120
Issuance of common stock upon vesting of restricted stock units	—	—	1,837	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,124	—	—	3,124
Net income	—	—	—	—	—	—	20,807	20,807
Balances at September 30, 2021	—	$—	142,335,990	$14	$392,685	$—	$(110,592)	$282,107

(1)
The shares of the Company’s convertible preferred stock and common stock, prior to the Merger (as defined in Note 3) have been retrospectively restated to reflect the exchange ratio of 0.378 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(58,102)	$(15,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,782	1,948
Write-off of inventory	559	400
Adjustment to property and equipment for sales type leases	(625)	—
Loss from impairment of property and equipment	1,038	1,656
Loss on disposal of property and equipment	—	659
Stock-based compensation	15,513	6,032
Non-cash interest expense	14	5,561
Non-cash lease expense	602	—
Provision recorded for allowance for doubtful accounts	100	(63)
Loss on extinguishment of debt	—	12,685
Change in fair value of derivative liability	—	1,745
Change in fair value of common stock warrant liability	—	879
Change in fair value of earn-out liability	(9,754)	(32,609)
Change in fair value of contingently issuable common stock	(2,529)	(5,718)
Change in fair value of public warrant liability	(4,297)	(3,152)
Changes in operating assets and liabilities
Accounts receivable	(14,822)	(5,866)
Inventory	(4,401)	(736)
Commission assets	(1,656)	(1,102)
Contract assets	(1,938)	(3,477)
Other assets	(629)	23
Prepaid expenses and other current assets	(9,009)	(11,535)
Accounts payable	2,177	240
Deferred revenue	16,005	2,352
Deferred rent	—	397
Warranty Reserve	—	(42)
Accrued expenses and other current liabilities	(750)	2,834
Operating lease liability	(699)	—
Net cash used in operating activities	(69,421)	(42,565)
Cash flows from investing activities:
Development of internal-use software	(1,936)	—
Purchases of property and equipment	(17,554)	(10,994)
Proceeds from sale of property and equipment	312	—
Net cash used in investing activities	(19,178)	(10,994)
Cash flows from financing activities:
Proceeds from exercise of stock options	571	777
Proceeds from issuance of common stock from the PIPE Investment	—	300,000
Proceeds from the closing of the Merger	—	84,945
Payment of offering costs from the closing of the Merger and PIPE Investment	—	(33,968)
Repayment of financing obligations	—	(359)
Proceeds from long-term debt, net of issuance costs	—	31,882
Repayment of principal on long-term debt	(1,000)	—
Net cash provided by (used in) financing activities	(429)	383,277
Effect of exchange rate changes on cash and cash equivalents	35	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(88,993)	329,718
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	4,704
Cash, cash equivalents and restricted cash at end of period	$219,174	$334,422
Supplemental disclosure of cash flow information
Cash paid for interest	$478	$427
Supplemental disclosure of non-cash activities

Capital expenditures incurred but not yet paid	$5,935	$3,123
Capitalization of stock compensation	90	40
Deferred offering costs included in accounts payable	—	1,770
Conversion of convertible preferred stock to common stock	—	75,877
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	—	67,021
Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	—	11,670
Conversion of common stock warrants to common stock in connection with the closing of the Merger	—	880
Initial fair value of public warrants in connection with the closing of the Merger	—	23,636
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$218,499	$333,747
Restricted cash	400	400
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$219,174	$334,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to any previously issued annual or interim financial statements. A summary of the revisions to the previously reported financial information is included in Note 21.
2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2022 outside of the items as described below.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We exclude from variable payments all lessor costs that are explicitly required to be paid directly by a lessee on behalf of the lessor to a third party. Revenue related to leases entered into with related parties were $0.2 million and $0.4 million during the three and nine months ended September 30, 2022, respectively.

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities and smaller reporting companies to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company expects to adopt this guidance effective January 1, 2023, and does not expect that adoption of the guidance will have a material impact on its condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company expects to adopt this guidance effective January 1, 2023, and does not expect that adoption of the guidance will have a material impact on its condensed consolidated financial statements.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$198,610	$—	$—	$198,610
	$198,610	$—	$—	$198,610
Liabilities:
Contingent earn-out liability	$—	$—	$11,452	$11,452
Contingently issuable common stock liability	—	—	2,735	2,735
Public Warrant liability	6,733	—	—	6,733
	$6,733	$—	$14,187	$20,920

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$297,536	$—	$—	$297,536
	$297,536	$—	$—	$297,536
Liabilities:
Contingent earn-out liability	$—	$—	21,206	$21,206
Contingently issuable common stock liability	—	—	5,264	5,264
Public Warrant liability	11,030	—	—	11,030
	$11,030	$—	$26,470	$37,500
As of September 30, 2022 and December 31, 2021, money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets.
The fair value classification of the public warrant liability as of December 31, 2021 and September 30, 2022 has been updated to Level 1. During each of the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv shareholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of September 30, 2022, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of September 30, 2022 were as follows: 90% expected stock price volatility, a risk-free rate of return of 4.2%, a 25% likelihood of change in control and a remaining term of 3.4 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

December 31, 2021	$21,206
Change in fair value	(9,754)
September 30, 2022	$11,452
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC shareholders owned 4,312,500 Founder Shares. 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares shall vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s contingently issuable common stock was recorded at fair value as contingent shares on the closing of the Merger and are remeasured each reporting period. As of September 30, 2022, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of September 30, 2022 were as follows: 90% expected stock price volatility, a risk-free rate of return of 4.2%, a 25% likelihood of change in control and a remaining term of 3.8 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

December 31, 2021	$5,264
Change in fair value	(2,529)
September 30, 2022	$2,735
Valuation of Public Warrant Liability
Upon the closing of the Merger, the Company assumed the Public Warrants to purchase shares of the Company’s common stock (see Note 13). The Public Warrants are publicly traded and the fair value is remeasured each reporting period based on the closing price as reported by Nasdaq on the last date of the reporting period.
The following table provides a rollforward of the public warrant liability (in thousands):

December 31, 2021	$11,030
Change in fair value	(4,297)
September 30, 2022	$6,733

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2022.

	Less than 1 year	Greater than 1 year	Total
Product revenue	$4,087	$—	$4,087
Subscription revenue	22,682	49,935	72,617
Service revenue	9,061	23,642	32,703
Total revenue	$35,830	$73,577	$109,407
The amount of minimum future leases is based on expected income recognition. As of September 30, 2022, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2022 (three months remaining)	$5,734
2023	22,403
2024	20,956
2025	17,067
2026	6,377
Thereafter	80
$72,617
Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of September 30, 2022 and December 31, 2021, the Company had $5.3 million and $1.5 million in current portion of contract assets and $1.5 million and $3.4 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $1.3 million and $6.0 million during the three and nine months ended September 30, 2022, respectively, that was included in the 2021 deferred revenue balance. The Company recognized revenue of $0.5 million and $2.3 million during the three and nine months ended September 30, 2021, respectively, that was included in the 2020 deferred revenue balance.

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2021	$9,074
Revenue recognized	5,995
Revenue deferred	10,017
Balance at September 30, 2022	$25,086
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from sales-type leases	$29	$—	$1,341	$—
Interest income on lease receivables	60	—	170	—
Lease income - operating leases	5,198	2,312	12,208	5,060
Total lease revenue	$5,287	$2,312	$13,719	$5,060
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

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$9,839	$5,395	$19,179	$10,279
Leased equipment	5,198	2,312	12,208	5,060
SaaS and Maintenance revenue	1,180	300	2,277	662
Professional services and other revenue	313	417	646	794
Total revenue	$16,530	$8,424	$34,310	$16,795

Contract Acquisition Costs

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $7.0 million and $5.4 million as of September 30, 2022 and December 31, 2021,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
respectively. During the three months ended September 30, 2022 and 2021, the Company amortized commission expense of $1.2 million and $1.4 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company amortized commission expense of $2.4 million and $2.0 million, respectively.

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

During the nine months ended September 30, 2022, the Company donated six Evolv Express units to schools, resulting in $0.2 million in general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive loss. No Evolv Express units were donated during the nine months ended September 30, 2021.
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

Operating lease cost recognized during the three and nine months ended September 30, 2022 was $0.3 million and $0.7 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2022 was $0.8 million.

The weighted-average remaining lease term and discount rate as of September 30, 2022 were as follows:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted average remaining lease term	2.1 years
Weighted average discount rate	6.95%

Future annual lease payments under non-cancelable operating leases as of September 30, 2022 were as follows (in thousands):

Year Ended December 31:
2022 (remaining three months)	$283
2023	1,149
2024	981
Total future lease payments	2,413
Less: imputed interest	(160)
Present value of operating lease liability	$2,253
Rent expense recognized in accordance with ASC 840 for the three and nine months ended September 30, 2021 was approximately $0.3 million and $0.7 million, respectively.
Future annual lease payments under non-cancelable operating leases as of December 31, 2021 under ASC 840 were as follows (in thousands):

Year Ended December 31:
2022	$1,116
2023	1,150
2024	981
Total	$3,247
7. Accounts Receivable
Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2021	$(50)
Provisions	(100)
Write-offs, net of recoveries	—
Balance at September 30, 2022	$(150)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Inventory
Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$2,617	$1,050
Finished goods	4,115	1,840
Total	$6,732	$2,890
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid deposits	$15,397	$7,273
Prepaid subscriptions	573	411
Current portion of net investment in sales-type leases	340	206
Prepaid insurance	2,771	2,625
Other	1,142	242
Total	$20,223	$10,757
10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computers and telecom equipment	$466	$40
Lab equipment	690	568
Furniture and fixtures	87	37
Leasehold improvements	542	491
Leased equipment	34,888	20,797
Internal-use software	3,255	1,146
Sales demo equipment	2,085	1,938
Equipment held for lease[1]	4,847	2,250
Construction in progress	180	—
	47,040	27,267
Less: Accumulated depreciation and amortization	(6,508)	(3,484)
	$40,532	$23,783
1Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
Depreciation and amortization expense related to property and equipment was $1.4 million and $0.8 million for the three months ended September 30, 2022 and 2021, and $3.8 million and $1.9 million for the nine months ended September 30, 2022, and 2021, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leased equipment and the related accumulated depreciation were as follows:

	September 30, 2022	December 31, 2021
Leased equipment	$34,888	$20,797
Accumulated depreciation	(4,868)	(2,631)
Leased equipment, net	$30,020	$18,166
Depreciation related to leased units was $1.1 million and $0.8 million during the three months ended September 30, 2022 and 2021, respectively. Depreciation expense related to leased units was $3.0 million and $1.8 million during the nine months ended September 30, 2022 and 2021, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
Impairment of property and equipment was $0.6 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. This impairment related to Edge units and prototype versions of Express that were removed from service and retired. The Company is transitioning domestic customers to current model Express units which decreased the economic value of Edge units and Express prototypes and resulted in impairment. Impairment of property and equipment was $1.7 million and $1.7 million for the three and nine months ended September 30, 2021.
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits expense	$4,240	$5,692
Accrued professional services and consulting	1,011	1,114
Accrued sales tax	1,671	1,204
Accrued property tax	604	302
Other	1,358	1,239
	$8,884	$9,551
12. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loans payable	$9,000	$10,000
Less: Unamortized discount	(41)	(55)
	8,959	9,945
Less: Current portion of long-term debt	4,000	2,000
Long-term debt, net of discount	$4,959	$7,945

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of September 30, 2022, the unamortized debt discount was less than $0.1 million. As of September 30, 2022, the accrued interest on the JPM Credit Agreement was $0.1 million, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. Interest expense related to the JPM Credit Agreement totaled $0.2 million and $0.2 million for the three months ended September 30, 2022 and September 30, 2021, respectively, which includes the amortization of the debt discount which totaled less than $0.1 million in each period. Interest expense related to the JPM Credit Agreement totaled $0.5 million and $0.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, which includes the amortization of the debt discount which totaled less than $0.1 million in each period. The interest rate in effect as of September 30, 2022 was 8.50% for the JPM Credit Agreement.
The Company’s obligations under the JPM Credit Agreement are secured by a first-priority security interest in all of its assets, including intellectual property.
As of September 30, 2022, future principal payments on long-term debt are as follows (in thousands):

December 31,
2022 (remaining three months)	$1,000
2023	4,000
2024	4,000
$9,000
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the merger.
Interest expense related to the 2020 Convertible Notes totaled less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. No interest expense was recognized related to the 2020 Convertible Notes for the three and nine months ended September 30, 2022.
In January and February 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”) with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled at least $100.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80.0% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $7.0 million, and the notes, with an initial carrying value of $23.0 million, and included in long-term liabilities on the Company’s condensed consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the Merger.
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
Interest expense related to the 2021 Convertible Notes totaled $0.1 million and $4.9 million for the three and nine months ended September 30, 2021, respectively. No interest expense was recognized related to the 2021 Convertible Notes for the three and nine months ended September 30, 2022.
13. Warrants
In January 2021, the Company granted warrants (the "Finback Common Stock Warrants") for the purchase of 2,552,913 shares of the Company's common stock at an exercise price of $0.42 per share to Finback Evolv II, LLC ("Finback"), a consulting group affiliated with one of the Company's shareholders. The Finback Common Stock Warrants vest upon meeting certain sales criteria as defined in a business development agreement (the "Finback BDA") and expire in January 2031. The Finback Common Stock Warrants are accounted for under ASC 718 Compensation – Stock Compensation as the warrants vest upon certain performance conditions being met (see Note 16).
In connection with the closing of the Merger, the Company assumed the Public Warrants for the purchase of 14,325,000 shares of common stock at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and recorded at their fair value of $23.6 million on the date of closing of the Merger with an offset to additional paid-in-capital and are subsequently remeasured to fair value at each reporting date based on the publicly available trading price. The change in fair value of the public warrant liability of

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$(1.1) million and $4.3 million for the three and nine months ended September 30, 2022, respectively, was recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2022 and December 31, 2021, warrants to purchase the following classes of Common Stock outstanding consisted of the following in the table below:

September 30, 2022
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
15. Common Stock
As of September 30, 2022 and December 31, 2021, the Company had reserved 74,315,885 and 76,008,377 shares of common stock, respectively, for exercise of outstanding stock options, granting of awards under the Company’s 2021 Equity Incentive Plan and 2013 Equity Incentive Plan (see Note 16) and the exercise of outstanding warrants (see Note 13).
16. Stock-Based Compensation
2021 Incentive Award Plan
The Company’s 2021 Incentive Award Plan (the “2021 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, restricted stock units, performance stock units, and other stock-based awards to employees, officers, directors and non-employees of the Company. A total of 21,177,295 shares of common stock may be issued under the 2021 Plan. As of September 30, 2022 and December 31, 2021, 11,287,459 and 19,511,916 shares, respectively, remained available for future grant under the 2021 Plan. Shares, units, and options that are

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.6%	0.7%
Expected term (in years)	6.1	6.0
Expected volatility	75.0%	31.4%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2021 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	20,769,130	$0.39
Granted	2,262,925	3.49
Exercised	(1,278,014)	0.43
Forfeited	(726,201)	0.42
Outstanding as of September 30, 2022	21,027,840	0.72	7.3	$32,445

Vested and expected to vest as of September 30, 2022	21,027,840	$0.72	7.3	$32,445
Options exercisable as of September 30, 2022	13,190,147	$0.38	6.7	$22,981
The weighted average exercise price of the stock options granted in 2022 in the table above has been updated to align with the terms of the stock option awards.
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2021:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2021	1,951,924	$6.76
Granted	7,136,963	3.30
Vested	(414,478)	7.02
Cancelled	(1,338,230)	5.24
Outstanding as of September 30, 2022	7,336,179	$3.65
During the three and nine months ended September 30, 2022, the aggregate grant-date fair value of restricted stock units issued under the 2021 Plan was $0.6 million and $23.5 million, respectively. Restricted stock units generally vest ratably over a three year period subject to the grantee's continued service through the applicable vesting date.
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2021:

	Number of Shares	Grant Date Fair Value

December 31, 2021	—	$—
Granted	947,000	2.65
Vested	—	—
Canceled	(58,000)	2.65
September 30, 2022	889,000	$2.65
During the three and nine months ended September 30, 2022, the aggregate grant-date value of performance stock units issued under the 2021 Plan was less than $0.1 million and $2.5 million, respectively. Based upon the terms of the award agreements, 50% of the applicable units shall vest on January 1, 2023 and 50% on January 1, 2024, provided that the Company has achieved its annual bookings goal for fiscal year 2022 and subject to the grantee’s continued service through the applicable vesting date.
2021 Employee Stock Purchase Plan
As of September 30, 2022 and December 31, 2021, 3,435,748 shares of the Company’s common stock remained available for future issuance under the 2021 Employee Stock Purchase Plan. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 Employee Stock Purchase Plan during a specific offering period. As of September 30, 2022, no offerings have been approved.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Finback Common Stock Warrants
The Company utilized a Black-Scholes pricing model to determine the grant-date fair value of the Finback Common Stock Warrants. The assumptions used are presented in the following table:

Warrants - Black Scholes
Risk-free interest rate	$0.4%
Expected term (in years)	3.0
Expected volatility	23.9%
Expected dividend yield	0.0%
On the date of issuance, the total value of the Finback Common Stock Warrants was $19.5 million.
As of September 30, 2022, 700,575 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $1.2 million. The remaining 1,852,338 Finback Common Stock Warrants are unvested and have a total unrecognized grant date fair value of $14.1 million. As of September 30, 2022, none of the Finback Common Stock Warrants had been exercised. The Company recognizes compensation expense for the Finback Common Stock Warrants when the warrants become vested based on meeting the certain sales criteria. During the three and nine months ended September 30, 2022, the Company recorded $1.3 million and $2.1 million, respectively, of stock-based compensation expense within sales and marketing expense related to the 2021 Finback common stock warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$227	$66	$615	$91
Research and development	1,664	319	3,143	396
Sales and marketing	2,482	3,226	6,310	4,305
General and administrative	2,152	1,044	5,445	1,240
Total stock-based compensation expense	$6,525	$4,655	$15,513	$6,032
Stock-based compensation expense by award type recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$458	$123	$1,151	$565
Earn-out shares	1,832	3,269	5,435	3,269
Warrants	1,285	1,012	2,126	1,806
RSUs and PSUs	2,950	251	6,801	392
Total stock-based compensation expense	$6,525	$4,655	$15,513	$6,032
17. Income Taxes
During the three and nine months ended September 30, 2022 and 2021, the Company did not record income tax provisions or income tax benefits due to the net loss before income taxes expected to be incurred for the year ending

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, and the net loss before income taxes incurred for the year ended December 31, 2021.
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
18. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders – basic	$(18,615)	$20,807	$(58,102)	$(15,676)
Change in fair value for warrant liability	—	(42)	—	—
Interest to convertible notes	—	123	—	—
Loss on extinguishment of debt	—	865	—	—
Change in fair value of derivative liability	—	(475)	—	—
Net income (loss) attributable to common stockholders – diluted	$(18,615)	$21,278	$(58,102)	$(15,676)

Denominator:
Weighted average common shares outstanding – basic	144,117,273	119,745,196	143,522,555	47,772,253
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive convertible preferred stock	—	14,065,012	—	—
Effect of potentially dilutive warrants	—	423,271	—	—
Effect of potentially dilutive stock options	—	19,696,440	—	—
Effect of potentially dilutive restricted stock units	—	6,517	—	—
Total potentially dilutive securities	—	34,191,240	—	—
Weighted average common shares outstanding — diluted	144,117,273	153,936,436	143,522,555	47,772,253
Net income (loss) per share attributable to common stockholders - basic	$(0.13)	$0.17	$(0.40)	$(0.33)
Net income (loss) per share attributable to common stockholders - diluted	$(0.13)	$0.14	$(0.40)	$(0.33)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options issued and outstanding	21,027,840	1,589,357	21,027,840	21,285,797
Public Warrants to purchase common stock	14,324,994	14,325,000	14,324,994	14,325,000
Warrants to purchase common stock (Finback)***	2,552,913	2,214,879	2,552,913	2,552,913
Unvested restricted stock units	7,336,179	1,664,567	7,336,179	1,671,084
Unvested performance stock units	889,000	—	889,000	—
Earn-out shares**	15,000,000	15,000,000	15,000,000	15,000,000
Contingently issuable common stock**	1,897,500	1,897,500	1,897,500	1,897,500
Convertible notes (as converted to common stock)*	—	5,408,672	—	5,408,672
	63,028,426	42,099,975	63,028,426	62,140,966
*Conversion feature is only triggered upon the closing of a Qualified Financing Event
**Issuance of Earn-out shares and Contingently issuable common stock are contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period
***Includes 700,575 vested warrants and 1,852,338 unvested warrants as of September 30, 2022
19. Related Party Transactions
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
Business Development Agreement with Finback
In January 2021, the Company granted the Finback Common Stock Warrants. During the three months ended September 30, 2022 and 2021, the Company recorded $1.3 million and $1.0 million, respectively, of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants. During the nine months ended September 30, 2022 and 2021, the Company recorded $2.1 million and $1.8 million, respectively, of stock-based compensation expense within sales and marketing expense for the Finback Common Stock Warrants.
In connection with the Merger and pursuant to the Merger Agreement, Finback is entitled to receive a proportional share of earn-out shares as an earn-out service provider, based upon the remaining unvested warrants as of the Merger

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Date. As of September 30, 2022, Finback can earn 284,511 earn-out shares subject to stock-based compensation, based on the achievement of certain milestones. During the three and nine months ended September 30, 2021, $1.5 million stock-based compensation expense was recorded within sales and marketing expense for the earn-out shares allocated to Finback. During the three and nine months ended September 30, 2022, no stock-based compensation expense was recorded within sales and marketing expense for the earn-out shares allocated to Finback.

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement (the “Distribution Agreement”) with Motorola, an investor in the Company. In June 2021, the partnership agreement was amended by the Amended and Restated Distribution Agreement (the “Amended and Restated Distribution Agreement”). Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended September 30, 2022 and 2021, revenue from sales to Motorola was $2.3 million and less than $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, revenue from sales to Motorola was $5.0 million and less than $0.1 million, respectively. As of September 30, 2022 and December 31, 2021, accounts receivable related to Motorola’s distributor services was $4.1 million and $1.2 million, respectively.
20. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
impacts were not material to any previously issued annual or interim financial statements. The impact of the revisions is as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revised Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(14,551)	$750	$(13,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	948	138	1,086
Write-off of inventory	324	—	324
Adjustment to property and equipment for sales type leases	(321)	(304)	(625)
Loss from impairment of property and equipment	96	—	96
Stock-based compensation	5,190	(1,263)	3,927
Non-cash interest expense	5	—	5
Non-cash lease expense	197	—	197
Change in fair value of earn-out liability	(4,226)	1,148	(3,078)
Change in fair value of contingently issuable common stock	(1,472)	—	(1,472)
Change in fair value of public warrant liability	(5,586)	—	(5,586)
Changes in operating assets and liabilities
Accounts receivable	(2,112)	—	(2,112)
Inventory	(6,985)	5,675	(1,310)
Commission assets	(351)	—	(351)
Contract assets	108	—	108
Other assets	—	141	141
Prepaid expenses and other current assets	(5,280)	(291)	(5,571)
Accounts payable	(1,867)	1,012	(855)
Deferred revenue	2,778	(201)	2,577
Deferred rent	(468)	468	—
Accrued expenses and other current liabilities	(2,065)	(368)	(2,433)
Operating lease liability	(229)	(468)	(697)
Net cash used in operating activities	(35,867)	6,437	(29,430)
Cash flows from investing activities:
Development of internal-use software	(646)	(82)	(728)
Purchases of property and equipment	(323)	(6,366)	(6,689)
Net cash used in investing activities	(969)	(6,448)	(7,417)
Cash flows from financing activities:
Proceeds from exercise of stock options	216	11	227
Net cash provided by financing activities	216	11	227
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,620)	—	(36,620)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	—	308,167
Cash, cash equivalents and restricted cash at end of period	$271,547	$—	$271,547
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$4,620	$(4,620)	$—
Capital expenditures incurred but not yet paid	1,693	698	2,391

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year Ended December 31, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(10,858)	$(30)	$(10,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,895	—	2,895
Write-off of inventory	2,132	—	2,132
Adjustment to property and equipment for sales type leases	(91)	—	(91)
Loss from impairment of property and equipment	1,869	—	1,869
Loss on disposal of property and equipment	617	—	617
Stock-based compensation	8,511	1,085	9,596
Non-cash interest expense	5,245	—	5,245
Provision recorded for allowance for doubtful accounts	(13)	—	(13)
Loss on extinguishment of debt	12,685	—	12,685
Change in fair value of derivative liability	1,745	—	1,745
Change in fair value of common stock warrant liability	879	—	879
Change in fair value of earn-out liability	(46,212)	(1,148)	(47,360)
Change in fair value of contingently issuable common stock	(6,406)	—	(6,406)
Change in fair value of public warrant liability	(12,606)	—	(12,606)
Changes in operating assets and liabilities
Accounts receivable	(5,063)	—	(5,063)
Inventory	(17,479)	14,043	(3,436)
Commission assets	(3,072)	—	(3,072)
Contract assets	(4,877)	—	(4,877)
Other assets	—	32	32
Prepaid expenses and other current assets	(10,079)	931	(9,148)
Accounts payable	(7)	772	765
Deferred revenue	4,968	(136)	4,832
Deferred rent	457	—	457
Warranty reserve	(42)	—	(42)
Accrued expenses and other current liabilities	5,174	(2,702)	2,472
Net cash used in operating activities	(69,628)	12,847	(56,781)
Cash flows from investing activities:
Development of internal-use software	(1,028)	—	(1,028)
Purchases of property and equipment	(3,710)	(12,847)	(16,557)
Net cash used in investing activities	(4,738)	(12,847)	(17,585)
Cash flows from financing activities:
Proceeds from exercise of stock options	915	—	915
Proceeds from issuance of common stock from the PIPE Investment	300,000	—	300,000
Proceeds from the closing of the Merger	84,945	—	84,945
Payment of offering costs from the closing of the Merger and PIPE Investment	(34,132)	—	(34,132)
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Repayment of principal on long-term debt	(5,422)	—	(5,422)
Net cash provided by financing activities	377,829	—	377,829
Net increase (decrease) in cash, cash equivalents and restricted cash	303,463	—	303,463
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$308,167	$—	$308,167
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$12,949	$(12,949)	$—
Capital expenditures incurred but not yet paid	347	2,589	2,936
Issuance of equity classified warrants	1	(1)	—

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred offering costs included in accounts payable	1,932	11	1,943
Conversion of convertible preferred stock to common stock	75,877	—	75,877
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	67,021	—	67,021
Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	11,670	—	11,670
Conversion of common stock warrants to common stock in connection with the closing of the Merger	880	—	880
Initial fair value of public warrants in connection with the closing of the Merger	23,636	—	23,636

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(13,375)	$(2,301)	$(15,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,948	—	1,948
Write-off of inventory	400	—	400
Loss from impairment of property and equipment	1,656	—	1,656
Loss on disposal of property and equipment	659	—	659
Stock-based compensation	4,013	2,019	6,032
Non-cash interest expense	5,561	—	5,561
Provision recorded for allowance for doubtful accounts	(63)	—	(63)
Loss on extinguishment of debt	12,685	—	12,685
Change in fair value of derivative liability	1,745	—	1,745
Change in fair value of common stock warrant liability	879	—	879
Change in fair value of earn-out liability	(31,818)	(791)	(32,609)
Change in fair value of contingently issuable common stock	(5,718)	—	(5,718)
Change in fair value of public warrant liability	(3,152)	—	(3,152)
Changes in operating assets and liabilities
Accounts receivable	(5,866)	—	(5,866)
Inventory	(10,836)	10,100	(736)
Commission assets	(1,102)	—	(1,102)
Contract assets	(2,582)	(895)	(3,477)
Other assets	—	23	23
Prepaid expenses and other current assets	(12,772)	1,237	(11,535)
Accounts payable	2,264	(2,024)	240
Deferred revenue	2,459	(107)	2,352
Deferred rent	397	—	397
Warranty reserve	(42)	—	(42)
Accrued expenses and other current liabilities	2,183	651	2,834
Net cash used in operating activities	(50,477)	7,912	(42,565)
Cash flows from investing activities:
Purchases of property and equipment	(3,082)	(7,912)	(10,994)
Net cash used in investing activities	(3,082)	(7,912)	(10,994)
Cash flows from financing activities:
Proceeds from exercise of stock options	777	—	777
Proceeds from issuance of common stock from the PIPE Investment	300,000	—	300,000
Proceeds from the closing of the Merger	84,945	—	84,945
Payment of offering costs from the closing of the Merger and PIPE Investment	(33,968)	—	(33,968)
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Net cash provided by financing activities	383,277	—	383,277
Net increase (decrease) in cash, cash equivalents and restricted cash	329,718	—	329,718
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$334,422	$—	$334,422
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$9,648	$(9,648)	$—
Capital expenditures incurred but not yet paid	—	3,123	3,123
Deferred offering costs included in accounts payable	1,760	10	1,770
Conversion of convertible preferred stock to common stock	75,877	—	75,877
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	66,845	176	67,021

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	11,670	—	11,670
Conversion of common stock warrants to common stock in connection with the closing of the Merger	880	—	880
Initial fair value of public warrants in connection with the closing of the Merger	23,636	—	23,636

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(36,126)	$(357)	$(36,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,102	—	1,102
Stock-based compensation	1,617	(241)	1,376
Non-cash interest expense	5,455	—	5,455
Provision recorded for allowance for doubtful accounts	(63)	—	(63)
Loss on extinguishment of debt	11,820	—	11,820
Change in fair value of derivative liability	2,220	—	2,220
Change in fair value of common stock warrant liability	921	—	921
Changes in operating assets and liabilities
Accounts receivable	(1,335)	—	(1,335)
Inventory	(1,173)	720	(453)
Commission assets	(742)	—	(742)
Contract assets	(239)	—	(239)
Other assets	—	13	13
Prepaid expenses and other current assets	(7,495)	208	(7,287)
Accounts payable	5,361	(1,862)	3,499
Deferred revenue	253	(100)	153
Deferred rent	152	—	152
Warranty reserve	(42)	—	(42)
Accrued expenses and other current liabilities	1,360	281	1,641
Net cash used in operating activities	(16,954)	(1,338)	(18,292)
Cash flows from investing activities:
Purchases of property and equipment	(9,292)	1,338	(7,954)
Net cash used in investing activities	(9,292)	1,338	(7,954)
Cash flows from financing activities:
Proceeds from exercise of stock options	657	—	657
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Net cash provided by financing activities	32,180	—	32,180
Net increase (decrease) in cash, cash equivalents and restricted cash	5,934	—	5,934
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$10,638	$—	$10,638
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$46	$—	$46
Capital expenditures incurred but not yet paid	—	2,962	2,962
Capitalization of stock compensation	—	27	27

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(13,755)	$249	$(13,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	—	452
Stock-based compensation	1,082	(773)	309
Non-cash interest expense	2,344	—	2,344
Provision recorded for allowance for doubtful accounts	(63)	—	(63)
Change in fair value of derivative liability	1,425	—	1,425
Change in fair value of common stock warrant liability	736	—	736
Changes in operating assets and liabilities
Accounts receivable	(874)	—	(874)
Inventory	(433)	(47)	(480)
Commission assets	(391)	—	(391)
Contract assets	(119)	—	(119)
Other assets	—	7	7
Prepaid expenses and other current assets	(4,104)	377	(3,727)
Accounts payable	1,194	(235)	959
Deferred revenue	(621)	(185)	(806)
Deferred rent	(11)	—	(11)
Accrued expenses and other current liabilities	1,100	206	1,306
Net cash used in operating activities	(12,038)	(401)	(12,439)
Cash flows from investing activities:
Purchases of property and equipment	(2,522)	401	(2,121)
Net cash used in investing activities	(2,522)	401	(2,121)
Cash flows from financing activities:
Proceeds from exercise of stock options	455	—	455
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Net cash provided by financing activities	31,978	—	31,978
Net increase (decrease) in cash, cash equivalents and restricted cash	17,418	—	17,418
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$22,122	$—	$22,122
Supplemental disclosure of non-cash activities
Capital expenditures incurred but not yet paid	—	1,335	1,335
Issuance of equity classified warrants	1	—	1

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(27,392)	$(1,035)	$(28,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,065	—	1,065
Stock-based compensation	662	917	1,579
Non-cash interest expense	25	—	25
Provision recorded for allowance for doubtful accounts	47	—	47
Loss on extinguishment of debt	66	—	66
Changes in operating assets and liabilities
Accounts receivable	(464)	—	(464)
Inventory	(1,471)	1,156	(315)
Commission assets	(1,785)	—	(1,785)
Other assets	—	(173)	(173)
Prepaid expenses and other current assets	(375)	(641)	(1,016)
Accounts payable	1,915	(1,100)	815
Deferred revenue	2,341	45	2,386
Deferred rent	(34)	—	(34)
Warranty reserve	(14)	—	(14)
Accrued expenses and other current liabilities	2,160	483	2,643
Operating lease liability	—	—	—
Net cash used in operating activities	(23,254)	(348)	(23,602)
Cash flows from investing activities:
Purchases of property and equipment	(6,609)	348	(6,261)
Net cash used in investing activities	(6,609)	348	(6,261)
Cash flows from financing activities:
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	2,994	—	2,994
Proceeds from exercise of stock options	442	—	442
Repayment of financing obligations	(244)	—	(244)
Proceeds from long-term debt, net of issuance costs	22,438	—	22,438
Repayment of principal on long-term debt	(8,404)	—	(8,404)
Net cash provided by financing activities	17,226	—	17,226
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,637)	—	(12,637)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	17,341	—	17,341
Cash, cash equivalents and restricted cash at end of period	$4,704	$—	$4,704
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$86	$—	$86
Capital expenditures incurred but not yet paid	—	1,100	1,100
Issuance of equity classified warrants	112	—	112
Issuance of a nonrecourse promissory note with officer	350	—	350

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of our 2021 Form 10-K and in other parts of this Quarterly Report on Form 10-Q.
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

Our products have screened over 425 million visitors worldwide since our inception. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, schools in large districts, and prominent houses of worship. We offer our products for lease or purchase, and utilize a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $16.5 million and $8.4 million for the three months ended September 30, 2022 and 2021, respectively. We generated net income (loss) of $(18.6) million and $20.8 million for the three months ended September 30, 2022 and 2021, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

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

Additional information regarding the Merger Agreement appears in Note 3 of our condensed consolidated financial statements for the three and nine months ended September 30, 2022.

COVID-19

We have taken, and will continue to take, actions to mitigate the impact of the COVID-19 pandemic on our cash flow and results of operations and financial condition. While we have experienced supply chain challenges during the three and nine months ended September 30, 2022, we have taken steps to prioritize product availability and diversify our supply partners. In the long-term, we believe that the COVID-19 pandemic may encourage organizations to continue to reassess their security screening processes and may continue to accelerate their adoption of solutions such as touchless security screening, which could create additional demand for our products.

Additional information regarding COVID-19 risks appear in the “Risk Factors” section of our 2021 Form 10-K.
Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the "Risk Factors" section of our 2021 Form 10-K, as updated by the "Risk Factors" section in this Quarterly Report on Form 10-Q. We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; the continued effects of the COVID-19 pandemic and other public health emergencies; the military conflict between Russia and Ukraine and related geopolitical impacts; and a possible economic recession. While these factors continue to evolve, we plan to remain flexible and to optimize our business as appropriate and allocate resources as necessary.

Adoption of our Security Screening Products

We believe the world will continue to focus on the safety and security of people in the places where they gather. Many of these locations, such as professional sports venues, educational institutions, and healthcare facilities, are moving toward a more frictionless security screening experience. We believe that we are well-positioned to take advantage of this opportunity due to our proprietary technologies and global distribution capabilities. Our products are designed to empower venues and facilities to realize the full benefits of touchless security screening, including a rapid visitor throughput and minimal security staff to screened visitor physical contact. We expect that our results of operations, including revenue, will fluctuate for the foreseeable future as venues and facilities continue to shift away from conventional security screening processes towards touchless security screening or consider security screening processes for the first time. The degree to which potential and current customers recognize these benefits and invest in our products will affect our financial results.

Pricing, Product Cost and Margins

Revenue generated by the sale of products represented 60% and 64% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. The remaining revenue was generated from subscription sales and services for our products. Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions, primarily within the United States. With the further recent development, enhancement, and maintenance of our analytics platform, which we refer to as Evolv Insights, as well as our plan to lead increasingly with our subscription offering, we expect subscription revenue as a percentage of total revenue to increase in future periods.

Pricing may also vary by region due to market-specific dynamics. As a result, our financial performance depends, in part, on the mix of sales, bookings, and business in different markets during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce cost-effective touchless security screening products to our customers.

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

Product Revenue

We derive a portion of our revenue from the sale of our Express equipment (and prior to 2022, our Edge equipment) and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We expect product revenue to decline as a percentage of our overall revenue overtime as more and more customers enter full subscription transactions with us and as our subscription becomes more valuable to our business.

Subscription Revenue

Subscription revenue is comprised of revenue derived from leasing Express and Edge units to our customers. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

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

A provision for the estimated cost related to warranty is recognized as necessary. Our estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. As of September 30, 2022, the warranty accrual was less than $0.1 million.

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

Research and Development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, and consulting and contractor costs. We expect research and development costs will increase on an absolute dollar basis for the year ended December 31, 2022 compared to the year ended December 31, 2021 as we continue to invest in advancing our portfolio of security screening products.

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

Loss From Impairment of Property and Equipment

Impairment of property and equipment relates to Edge units and Express prototype units that are removed from service and retired as we transition our domestic customers to our most current Express units.

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

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three and nine months ended September 30, 2022 and 2021 because we have historically incurred net operating losses and maintain a full valuation allowance against its deferred tax assets.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Product revenue	$9,839	$5,395	$4,444	82%
Subscription revenue	5,198	2,312	2,886	125
Service revenue	1,493	717	776	108
Total revenue	16,530	8,424	8,106	96
Cost of revenue:
Cost of product revenue	12,960	2,967	9,993	337
Cost of subscription revenue	2,207	1,277	930	73
Cost of service revenue	1,138	713	425	60
Total cost of revenue	16,305	4,957	11,348	229
Gross profit	225	3,467	(3,242)	(94)
Operating expenses:
Research and development	5,616	3,612	2,004	55
Sales and marketing	11,746	10,024	1,722	17
General and administrative	8,839	7,535	1,304	17
Loss from impairment of property and equipment	626	1,656	(1,030)	(62)
Total operating expenses	26,827	22,827	4,000	18
Loss from operations	(26,602)	(19,360)	(7,242)	37
Other income (expense), net:
Interest expense	(188)	(295)	107	(36)
Interest income	1,052	—	1,052	*
Other expense, net	(57)	(669)	612	(91)
Loss on extinguishment of debt	—	(865)	865	*
Change in fair value of derivative liability	—	475	(475)	*
Change in fair value of contingent earn-out liability	7,245	32,609	(25,364)	(78)
Change in fair value of contingently issuable common stock liability	1,081	5,718	(4,637)	(81)
Change in fair value of public warrant liability	(1,146)	3,152	(4,298)	(136)
Change in fair value of common stock warrant liability	—	42	(42)	*
Total other income (expense), net	7,987	40,167	(32,180)	(80)
Net income (loss) attributable to common stockholders – basic	$(18,615)	$20,807	$(39,422)	(189)%
* – Not meaningful

Revenue, Cost of Revenue and Gross Profit
Product Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Product revenue	$9,839	$5,395	$4,444	82%
Cost of product revenue	$12,960	$2,967	$9,993	337%
Gross profit - Product revenue	$(3,121)	$2,428	$(5,549)	(229)%
Gross profit margin - Product revenue	(32)%	45%	N/A	(77)%
The increases in product revenue and cost of product revenue are primarily due to the increase in product sales of Evolv Express units, which include the significant increase in the adoption of Evolv Express units by schools, healthcare facilities, hotels, casinos, and professional sports arenas. We believe there are several key trends driving increased adoption of our solutions and growth in our product sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 92 new customers during the three months ended September 30, 2022 compared to 23 new customers during the three months ended September 30, 2021, (iii) the expansion of our customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
The decrease in gross profit and gross profit margin during the three months ended September 30, 2022 compared to the prior year period is attributable to several factors. We experienced strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets. These configurations generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price. Further, a higher percentage of sales were made through our channel partners, which are generally at a lower average sale price, and therefore a lower gross margin, during the three months ended September 30, 2022 compared to the prior year period. Gross profit and gross profit margin were also adversely impacted by marketing and sponsorship arrangements with certain customers, increases in shipping costs, and the costs associated with the write-off of scrap inventory incurred without corresponding revenue. We expect to see improvement in our gross margins as we continue to engineer our product with lower cost components. We also expect to see improvements in gross margin to the extent shipping costs and high demand materials costs decline when global supply chain disruptions ease.
Subscription Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Subscription revenue	$5,198	$2,312	$2,886	125%
Cost of subscription revenue	$2,207	$1,277	$930	73%
Gross profit - Subscription revenue	$2,991	$1,035	$1,956	189%
Gross profit margin - Subscription revenue	58%	45%	N/A	13%
The increases in subscription revenue and cost of subscription revenue are primarily due to growth in our customer base and a higher number of active Evolv Express units deployed in the preceding twelve months. The increase in gross profit is primarily driven by our increased subscription revenue. The increase in gross profit margin is primarily driven by increased recurring revenue from increased active subscriptions and customer growth.
Service Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Service revenue	$1,493	$717	$776	108%
Cost of service revenue	$1,138	$713	$425	60%
Gross profit - Service revenue	$355	$4	$351	8775%
Gross profit margin - Service revenue	24%	1%	N/A	23%
The increase in service revenue is primarily due to the increased number of purchase subscription units deployed in the preceding twelve months and increased installation and training related to the Evolv Express units. Gross profit and gross profit margin increased for the three months ended September 30, 2022 compared to the prior year period due primarily to a larger mix of service revenue being derived from purchase subscriptions, which typically generate a higher gross profit margin compared to installation and training services.
Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$4,306	$2,992	$1,314	44%
Materials and prototypes	203	93	110	118%
Professional fees	974	443	531	120%
Other	133	84	49	58%
	$5,616	$3,612	$2,004	55%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation primarily resulting from new hires in our research and development function during the past twelve months. The increase in professional fees primarily relates to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$7,820	$7,067	$753	11%
Direct marketing	1,613	1,702	(89)	(5)%
Travel and entertainment	992	519	473	91%
Professional fees	421	252	169	67%
Other	900	484	416	86%
	$11,746	$10,024	$1,722	17%
The increase in personnel related expenses is due to an increase in payroll costs, commissions and stock-based compensation resulting from new hires in our sales and marketing functions during the past twelve months, which includes functions such as partner development, customer success, and other business development. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. The increase in other expenses is primarily due to an increase in shipping costs related to demo units.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$4,548	$2,657	$1,891	71%
Professional fees	1,896	1,874	22	1%
Director and officer insurance	894	995	(101)	(10)%
Non-income taxes	214	67	147	219%
Other	1,287	1,942	(655)	(34)%
	$8,839	$7,535	$1,304	17%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. The decrease in other expenses is primarily due to $0.7 million of non-capitalizable transaction costs incurred during the three months ended September 30, 2021 related to the Merger.
Loss From Impairment of Property and Equipment
Impairment of property and equipment was $0.6 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. As we transition existing domestic customers to our current Express model, we are removing Edge units and Express prototype units from service, resulting in the impairment of the remaining economic value of such units.
Interest Expense
Interest expense was $0.2 million for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. The decrease was primarily due to interest expense and debt discount amortization related to the Convertible Notes during the three months ended September 30, 2021. The Convertible Notes converted to the Company’s stock upon closing of the Merger in July 2021.
Interest Income
Interest income of $1.1 million for the three months ended September 30, 2022 related primarily to interest earned on money market funds. No interest income was earned for the three months ended September 30, 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $0.9 million for the three months ended September 30, 2021 related to a modification of the 2021 Convertible Notes due to an agreement with noteholders to receive an additional 1,000,000 shares of NHIC common stock as further consideration for the conversion of such notes.
Change in Fair Value of Derivative Liability
Change in fair value of the derivative liability was $0.5 million for the three months ended September 30, 2021, resulting from the settlement of the derivative liability upon the closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability
Change in fair value of the contingent earn-out liability was $7.2 million and $32.6 million for the three months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability was $1.1 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments.

The contingently issuable common stock liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability was $(1.1) million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability was less than $0.1 million for the three months ended September 30, 2021, resulting from the conversion of the common stock warrant liability upon the closing of the Merger in July 2021 and mark-to-market adjustments prior to the closing of the Merger.

Comparison of the Nine Months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Product revenue	$19,179	$10,279	$8,900	87%
Subscription revenue	12,208	5,060	7,148	141
Service revenue	2,923	1,456	1,467	101
Total revenue	34,310	16,795	17,515	104
Cost of revenue:
Cost of product revenue	23,513	7,386	16,127	218
Cost of subscription revenue	5,730	3,080	2,650	86
Cost of service revenue	3,392	1,685	1,707	101
Total cost of revenue	32,635	12,151	20,484	169
Gross profit	1,675	4,644	(2,969)	(64)
Operating expenses:
Research and development	13,947	8,399	5,548	66
Sales and marketing	33,169	17,756	15,413	87
General and administrative	29,268	12,058	17,210	143
Loss from impairment of property and equipment	1,038	1,656	(618)	(37)
Total operating expenses	77,422	39,869	37,553	94
Loss from operations	(75,747)	(35,225)	(40,522)	115
Other income (expense), net:
Interest expense	(489)	(5,952)	5,463	(92)
Interest income	1,611	—	1,611	*
Other expense, net	(57)	(669)	612	(91)%
Loss on extinguishment of debt	—	(12,685)	12,685	*
Change in fair value of derivative liability	—	(1,745)	1,745	*
Change in fair value of contingent earn-out liability	9,754	32,609	(22,855)	(70)%
Change in fair value of contingently issuable common stock liability	2,529	5,718	(3,189)	(56)%
Change in fair value of public warrant liability	4,297	3,152	1,145	36%
Change in fair value of common stock warrant liability	—	(879)	879	*
Total other income (expense), net	17,645	19,549	(1,904)	(10)
Net income (loss) attributable to common stockholders – basic	$(58,102)	$(15,676)	$(42,426)	271%
* – Not meaningful

Revenue, Cost of Revenue and Gross Profit
Product Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Product revenue	$19,179	$10,279	$8,900	87%
Cost of product revenue	$23,513	$7,386	$16,127	218%
Gross profit - Product revenue	$(4,334)	$2,893	$(7,227)	(250)%
Gross profit margin - Product revenue	(23)%	28%	N/A	(51)%
The increases in product revenue and cost of product revenue are primarily due to the increase in product sales of Evolv Express units, which include the significant increase in the adoption of Evolv Express units by schools, healthcare facilities, hotels, casinos, and professional sports arenas. We believe there are several key trends driving increased adoption of our solutions and growth in our product sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 189 new customers during the nine months ended September 30, 2022 compared to 57 new customers during the nine months ended September 30, 2021, (iii) the expansion of our customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
The decrease in gross profit and gross profit margin during the nine months ended September 30, 2022 compared to the prior year period is attributable to several factors. We experienced strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets. These configurations generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price. Further, a higher percentage of sales were made through our channel partners, which are generally at a lower average sale price, and therefore a lower gross margin, during the nine months ended September 30, 2022 compared to the prior year period. Gross profit and gross profit margin were also adversely impacted by marketing and sponsorship arrangements with certain customers, increases in shipping costs, and the costs associated with the write-off of scrap inventory incurred without corresponding revenue. We expect to see improvement in our gross margins as we continue to engineer our product with lower cost components. We also expect to see improvements in gross margin to the extent shipping costs and high demand materials costs decline when global supply chain disruptions ease.
Subscription Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Subscription revenue	$12,208	$5,060	$7,148	141%
Cost of subscription revenue	$5,730	$3,080	$2,650	86%
Gross profit - Subscription revenue	$6,478	$1,980	$4,498	227%
Gross profit margin - Subscription revenue	53%	39%	N/A	14%
The increases in subscription revenue and cost of subscription revenue are primarily due to growth in our customer base and a higher number of active Evolv Express units deployed in the preceding twelve months. The increase in gross profit is primarily driven by our increased subscription revenue. The increase in gross profit margin is primarily driven by increased recurring revenue from increased active subscriptions and customer growth.
Service Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Service revenue	$2,923	$1,456	$1,467	101%
Cost of service revenue	$3,392	$1,685	$1,707	101%
Gross profit - Service revenue	$(469)	$(229)	$(240)	105%
Gross profit margin - Service revenue	(16)%	(16)%	N/A	—%
The increase in service revenue is primarily due to the increased number of purchase subscription units deployed in the preceding twelve months and increased installation and training related to the Evolv Express units. The negative gross profit and gross profit margin in each period are due primarily to field services costs associated with the Evolv Express units. We expect we will see leverage in these expense investments as we work to achieve further levels of scale.
Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$11,268	$5,424	$5,844	108%
Materials and prototypes	439	1,537	(1,098)	(71)%
Professional fees	1,706	1,023	683	67%
Other	534	415	119	29%
	$13,947	$8,399	$5,548	66%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from new hires in our research and development function during the past twelve months. The decrease in materials and prototype costs is due to the transition from prototype production to standard manufacturing of the Evolv Express, which results in lower prototyping costs. The increase in professional fees primarily relates to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$21,433	$12,270	$9,163	75%
Direct marketing	4,502	2,773	1,729	62%
Travel and entertainment	2,530	1,011	1,519	150%
Professional fees	973	624	349	56%
Other	3,731	1,078	2,653	246%
	$33,169	$17,756	$15,413	87%
The increase in personnel related expenses is due to an increase in payroll costs, commissions and stock-based compensation resulting from new hires in our sales and marketing functions during the past twelve months, which includes functions such as partner development, customer success, and other business development. The increase in direct marketing is due to an increase in trade shows and events, which have begun to return to pre-pandemic levels. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. The increase in other expenses is primarily due to $1.0 million of certain one-time expenses as well as an increase in shipping costs related to demo units.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$12,513	$4,038	$8,475	210%
Professional fees	7,235	3,548	3,687	104%
Insurance costs	3,524	1,183	2,341	198%
Non-income taxes	701	106	595	561%
Other	5,295	3,183	2,112	66%
	$29,268	$12,058	$17,210	143%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. The increase in professional fees is due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. The increase in insurance costs is due primarily to director and officer insurance expense in relation to being a public company. The increase in non-income taxes is due to a sales tax contingency liability as we may owe additional sales and use taxes in various jurisdictions. The increase in other expenses is due primarily to $1.7 million of certain one-time expenses, a $0.4 million one-time payment to a former employee, and a $0.5 million increase in IT and software subscription costs, offset by $0.7 million of non-capitalizable transaction costs incurred during the nine months ended September 30, 2021 related to the Merger.
Loss From Impairment of Property and Equipment
Impairment of property and equipment was $1.0 million and $1.7 million for the nine months ended September 30, 2022 and 2021 respectively. As we transition existing domestic customers to our current Express model, we are removing Edge units and Express prototype units from service, which results in the impairment of the remaining economic value of such units.
Interest Expense
Interest expense was $0.5 million for the nine months ended September 30, 2022, compared to $6.0 million for the nine months ended September 30, 2021. The decrease was primarily due to interest expense on the Convertible Notes during the nine months ended September 30, 2021. The Convertible Notes converted to the Company’s common stock upon closing of the Merger in July 2021.
Interest Income
Interest income of $1.6 million for the nine months ended September 30, 2022 related primarily to interest earned on money market funds. No interest income was earned for the nine months ended September 30, 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $12.7 million for the nine months ended September 30, 2021 related to a modification of the 2021 Convertible Notes due to an agreement with noteholders to receive an additional 1,000,000 shares of NHIC common stock as further consideration for the conversion of such notes.
Change in Fair Value of Derivative Liability
Change in fair value of the derivative liability was $(1.7) million for the nine months ended September 30, 2021, resulting from an increase in the fair value of the Company's stock given the pending Merger. The derivative liability was derecognized in connection with the closing of the Merger in July 2021.

Change in Fair Value of Contingent Earn-out Liability
Change in fair value of the contingent earn-out liability was $9.8 million and $32.6 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability was $2.5 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from quarterly market-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability was $4.3 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability was $(0.9) million for the nine months ended September 30, 2021, resulting from the conversion of the common stock warrant liability upon the closing of the Merger in July 2021 and mark-to-market adjustments prior to the closing of the Merger.
Income Taxes
There is no provision for income taxes for the three and nine months ended September 30, 2022 and 2021 because we have historically incurred net operating losses and maintain a full valuation allowance against our deferred tax assets. We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, as an early-stage company, we primarily obtained cash to fund our operations through preferred stock offerings and debt instruments. As of September 30, 2022, we had $218.5 million in cash and cash equivalents. We incurred a net loss of $18.6 million and net income of $20.8 million for the three months ended September 30, 2022 and 2021, respectively, and a net loss of $58.1 million and $15.7 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred cash outflows from operating activities of $69.4 million and $42.6 million during the nine months ended September 30, 2022 and 2021, respectively.
We expect our cash and cash equivalents, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to the expected growth in the demand for equipment purchases to support our "leased equipment" offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as the public health emergencies, including the COVID-19 pandemic and its variants, international political turmoil, including Russia's invasion of Ukraine, ongoing supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
PIPE Investment and Proceeds from the closing of the Merger

In July 2021, we received gross proceeds of $300.0 million from our PIPE Investment, as well as $84.9 million in proceeds, net of redemptions received in connection with the closing of the Merger.

Financing Arrangements

In December 2020, we entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024, and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022, which extinguished the 2020 Silicon Valley Bank Term Loan. Under the terms of the JPM Credit Agreement, we received proceeds of $10.0 million. As of September 30, 2022, we had $9.0 of debt outstanding. In September and December of 2020, we issued a total of $4.0 million of convertible notes (the “2020 Convertible Notes”). In January and February 2021, we issued a total of $30.0 million of convertible notes with a maturity date of September 2021.

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

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of September 30, 2022. We anticipate fulfilling such commitments with our existing cash and cash equivalents obtained through operations, proceeds from long-term debt, closing of the Merger, and issuance of common stock in connection with the PIPE investment. Cash and cash equivalents amounted to $218.5 million as of September 30, 2022.

We entered into a lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. We are required to maintain a minimum cash balance of $0.7 million as a security deposit on the leased space which is classified as restricted cash, current and restricted cash, non-current on the condensed consolidated balance sheet as of September 30, 2022. Total future minimum lease payments under this noncancelable operating lease amount to $2.4 million. See Note 6 to our condensed consolidated financial statements for the three and nine months ended September 30, 2022.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(69,421)	$(42,565)
Net cash used in investing activities	(19,178)	(10,994)
Net cash provided by (used in) financing activities	(429)	383,277
Effect of exchange rate changes on cash and cash equivalents	35	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(88,993)	$329,718

Operating Activities

	Nine Months Ended September 30,
	2022	2021
Net loss	$(58,102)	$(15,676)
Non-cash (income) expense	4,403	(9,977)
Changes in operating assets and liabilities	(15,722)	(16,912)
Net cash used in operating activities	$(69,421)	$(42,565)
Net loss increased from $15.7 million for the nine months ended September 30, 2021 to $58.1 million for the nine months ended September 30, 2022, as a result of the factors described in "Results of Operations" above.
Non-cash expenses for the nine months ended September 30, 2022 are primarily attributable to $15.5 million of stock-based compensation expense, $3.8 million of depreciation and amortization, and $1.0 million of loss from impairment of property and equipment, offset by $16.6 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability. Non-cash expenses for the nine months ended September 30, 2021 are primarily attributable to a $12.7 million loss on debt extinguishment related to the 2021 Convertible Notes, $5.6 million of non-cash interest expense primarily related to the accretion of the debt discount associated with the 2021 Convertible Notes, $6.0 million of stock-based compensation expense, $1.9 million of depreciation and amortization, and $1.7 million of loss from impairment of property and equipment, offset by $38.9 million of an aggregate change in fair value of the derivative liability, common stock warrant liability, earn-out liability, contingently issuable common stock liability, and public warrant liability.
Changes in operating assets and liabilities for the nine months ended September 30, 2022 are primarily related to the following:
•$14.8 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$4.4 million increase in inventory primarily due to increased production of units to meet customer demand;
•$9.0 million increase in prepaid expense and other current assets primarily due to deposits paid to the Company's contract manufacturer; offset by
•$16.0 million increase in deferred revenue due to a higher volume of sales.
Changes in operating assets and liabilities for the nine months ended September 30, 2021 are primarily related to the following:
•$5.9 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers; and
•$11.5 million increase in prepaid expense and other current assets primarily due to prepaid subscriptions and insurance.
Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities was $19.2 million, consisting of $17.6 million for the purchase of property and equipment, primarily related to the purchase of Express units to be leased to customers, and $1.9 million for the development of internal-use software, offset by $0.3 million of proceeds from the sale of property and equipment.

During the nine months ended September 30, 2021, cash used in investing activities was $11.0 million, consisting of the purchase of property and equipment, primarily related to the purchase of Express units to be leased to customers.
Financing Activities
During the nine months ended September 30, 2022, cash used in financing activities was $0.4 million, consisting of $1.0 million of debt repayments offset by $0.6 million of proceeds from the exercise of stock options.

During the nine months ended September 30, 2021, cash provided by financing activities was $383.3, consisting of $300.0 million from the issuance of common stock from the PIPE investment, $84.9 million of proceeds from closing of the Merger, $31.9 million from the issuance of long-term debt, net of issuance costs, and $0.8 million from the exercise of stock options, partially offset by $34.0 million of offering costs paid in relation to the closing of the Merger and $0.4 million in net cash outflows for the repayment of our finance obligations.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” for the year ended December 31, 2021 in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2022 outside of our critical accounting policies and estimates described below.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Interest Risk

We had cash, cash equivalents and restricted cash totaling $219.2 million as of September 30, 2022. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss or cash flows.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. At September 30, 2022, we had $9.0 million in variable rate debt outstanding. A hypothetical 10% change in interest rates would not have a material impact on annualized interest expense.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting as described below.

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
These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earnout liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weakness related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statements of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. See Note 1 to our condensed consolidated financial statements for the three and nine months ended September 30, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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
•We added finance personnel to the organization, including a Chief Financial Officer and a Chief Accounting Officer, in order to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures.
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
•We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. To this end, we implemented a new Enterprise Resource Planning ("ERP") system in April 2022 and have implemented, and continue to implement, IT general controls related to the new system.

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

Changes in Internal Control over Financial Reporting

Other than changes to our internal control over financial reporting described in “Material Weaknesses in Internal Control over Financial Reporting” and “Remediation Plan for the Material Weakness” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation of a material nature or criminal proceedings. See Note 20 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and nine months ended September 30, 2022.
ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes to the risk factors described in our 2021 Form 10-K. For a discussion of potential risks and uncertainties related to us, see Part I, Item 1A, "Risk Factors" of our 2021 Form 10-K.

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

These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earnout liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weakness related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statement of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. See Note 1 to our condensed consolidated financial statements for the three and nine months ended September 30,

2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional finance, accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities. We are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties. We have engaged outside consultants to assist us in these efforts. We added, and continue to add, finance personnel, including a Chief Financial Officer and a Chief Accounting Officer, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. We are in the process of designing and implementing controls related to the period-end financial reporting process and controls over the classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows. We are in the process of designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters. We are in the process of designing and implementing controls related to revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products, the recording of revenue transactions in the appropriate period, and the completeness and accuracy of accounts payable and accrued liabilities. We are in the process of designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries. We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. In April 2022, we went live on a new ERP system and have implemented, and continue to implement, IT general controls related to the new system.

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

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent persisting declines in the global economy, rising inflation and interest rates in the U.S. and around the world, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers and the consumers that visit their locations. During weak economic times, our available pool of potential customers may decline as potential customers reduce their security-related budget allocations and, in turn, our growth prospects may be negatively impacted. Prolonged economic slowdowns may result in diminished sales of our products and services. Further worsening, broadening or protracted extension of an economic downturn could have a material negative impact on our business, revenue, results of operations and cash flows.

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, channel partners or other third parties on which we rely. If our partners and suppliers are negatively impacted by declining economic conditions or circumstances arising from military conflicts and such third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed. In addition, military conflicts, such as Russia's invasion of Ukraine, have and could continue to disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls, and other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (such as potential cyberattacks, disruption of energy flows, and others), which could adversely affect our business and/or our supply chain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2022, we did not sell any securities that were not registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39417	3.2	July 22, 2021
10.1#	Form of Option Award Agreement under the 2021 Incentive Award Plan					*
10.2#	Evolv Technologies Holdings, Inc. Severance and Change in Control Plan	8-K	001-39417	10.1	October 31, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
_________________________________
*Filed herewith.
**Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 9, 2022

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Mark Donohue
Name:	Mark Donohue
Title:	Chief Financial Officer
(Principal Financial Officer)