Form 10-K
period 2022-12-31
Evolv Technologies Holdings, Inc.
filed 2023-03-24
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-39417
EVOLV TECHNOLOGIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4473840
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
500 Totten Pond Road, 4th Floor, Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 374-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001 Per Share Warrants to purchase one share of Common Stock	EVLV EVLVW	The Nasdaq Stock Market The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2022, based on the closing price of $2.66 per share as reported on The Nasdaq Stock Market LLC, was approximately $252,201,649.
As of March 23, 2023, the registrant had 147,963,093 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2022.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including, without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our relationship with significant manufacturers and suppliers, our ability to obtain new customers and retain existing customers, existing and prospective products, research and development costs, timing and likelihood of success, macroeconomic and market trends, and plans and objectives of management for future operations and results, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements though not all forward-looking statement use these word or expressions.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as any such factors may be updated from time to time in its other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We are an early stage company with a history of losses and may not achieve or maintain profitability in the future.
•Our limited operating history and rapid growth makes evaluating our current business and prospects difficult.
•Our reliance on reseller partners to generate a growing portion of our revenue.
•Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.
•We depend on a third-party contract manufacturer for substantially all of our manufacturing needs. If this third-party manufacturer, or any of our limited or sole source suppliers, experiences any delay, disruption, or quality control problems in their operations, we could lose market share and our brand may suffer.
•The AI-based weapons detection for security screening market is new and evolving and may not grow as expected or may develop more slowly or differently than we expect. Additionally, the security screening industry in which we operate requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.
•The failure of our products to detect threats could result in injury or loss of life, which could harm our brand, reputation, and results of operations.
•The loss of designation of our Evolv Express system as a Qualified Anti-Terrorism Technology under the Homeland Security SAFETY Act could result in adverse reputational and financial consequences.
•If our customers are unable to implement our products successfully, or if we fail to effectively assist our customers in installing our products and provide effective ongoing support and training, customer perceptions of our products may be impaired, or our reputation and brand may suffer.
•The security screening industry is competitive, and we expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
•Any failure to obtain, maintain, protect, or enforce our intellectual property rights could impair our competitive position and ability to generate revenues and cause us to lose valuable assets.
•We have generated substantially all our revenue to date from the sale of a single solution.
•We may experience significant delays in the design, production and launch of our security screening solutions, and we may be unable to successfully commercialize products on our planned timelines.
•Changes in our product mix may impact our gross margins and financial performance.
•Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.
•Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenues through the sale of our products and services. If that recurring stream of revenues does not develop as expected, including due to the inability of the customer to implement our products or if our business model changes as the industry evolves, our operating results may be adversely affected.
•We may become subject to litigation.

•We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

PART I
ITEM 1. BUSINESS
Company Overview
Evolv Technologies Holdings, Inc. (“we,” “us,” “our,” the “Company” and “Evolv”) is a global leader in Artificial Intelligence (“AI”)-based weapons detection for security screening. Our mission is to make the world a safer and more enjoyable place to live, work, learn, and play. We are democratizing security by making it seamless for facility operators to address the chronic epidemic of escalating gun violence, mass shootings and terrorist attacks in a cost-effective manner while improving the visitor experience.
Unlike traditional walk-through metal detectors, our touchless security screening solutions use AI software, software-as-a-service (“SaaS”) cloud services, and advanced sensors to reliably detect weapons that could be a threat to a crowd of visitors while significantly reducing nuisance alarms from harmless personal items. This means that visitors can walk through our solution without stopping, without removing personal items from their pockets or bags, and without having to form a single file line. Our products significantly reduce the number of false positive alarms, allowing security staff to focus their attention on high probability threats.
Our innovative technology not only enhances security but makes screening up to ten times faster at up to a 70% lower total cost than traditional alternatives. Our products also deliver a largely touchless screening experience — a capability that has become an increasingly important consumer demand. Our products also provide unique analytic insights about security screening performance and visitor flows. Our products, which are offered to our customers primarily under a multi-year subscription pricing model, deliver both excellent value to our customers and predictable revenue streams for us.
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
Our touchless security screening systems have screened over 500 million visitors worldwide since our inception. We believe that we have screened more visitors through advanced AI-based detection systems in the United States than any organization, other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for lease or purchase and utilize a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue and creates expansion and upsell opportunities.
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
Regulated facilities like airports and prisons usually have a local monopoly on the services they provide and therefore have historically been incentivized to emphasize technical regulatory compliance at the expense of the visitor experience. Security technology providers have historically focused on serving this regulated market and developed technology that meets the regulatory requirements, but without regard to the visitor experience. This limited functionality has unfortunately led many unregulated facilities to avoid security screening altogether rather than run the risk of creating a prison-like visitor experience for their valued customers and employees. We believe that forcing venues to choose between better security and an enjoyable visitor experience is unacceptable. We believe the solution is to deliver technology that provides both.

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
The historical emphasis on technical detection performance using outdated standards tested in isolation has drawn attention away from performance of the screening process as a whole system. Legacy screening technologies effectively detect metal, but they also generate numerous false alarms for harmless items. To bring down the false alarm rate, security teams proactively divert personal items away from the metal detectors into manual bag check processes that are vulnerable to human frailty and relatively easy for a determined attacker to defeat. The result is a slow, frustrating process that fails to deliver the security it promises. The root causes are outdated technical standards, old analog technology, and the inability of humans to fully compensate for these deficiencies.
Our touchless security screening technology overcomes the limitations of legacy security screening methods and processes. We define touchless security screening as a screening process that reliably detects weapons and other threats in a way that allows most people to enter venues and facilities while walking at a normal pace together with their party, without requiring manual bag or body inspections. Touchless security screening provides a range of benefits including reliable precision, automated and targeted, high throughput, non-invasive, reduced visitor anxiety, improved security staff experience, cost effective, reduced physical footprint, continuous improvement, and analytic insights.
Our Market Opportunity
We believe that the current macro trends in firearms ownership, mass shootings, and pandemic awareness suggest that the need for effective security screening processes has never been greater and will continue to grow for the foreseeable future.
In the United States, there are over 460 million privately-owned guns in circulation. According to the Gun Violence Archive, in 2022 there were close to 700 mass shootings in the United States.
Based on our experience with customers, we believe that consumers are and will remain uncomfortable with traditional high-touch security screening processes. We believe that visitors and security staff alike will continue to prefer a fully touchless security screening process in the future.
We believe that many venues and facilities have reluctantly chosen to operate without security screening because of the inherent shortcomings of old screening methods like walk through metal detectors. Due to these macro trends, we believe that venues and facilities that already conduct security screening will feel increasingly compelled to consider alternatives. Further, we believe that venues and facilities that have previously chosen not to implement security screening due to concerns about cost, effectiveness, or visitor experience impact will feel increasingly compelled to introduce security screening for the first time.
We believe our market opportunity has both a security screening opportunity as well as an adjacent market expansion opportunity as follows:
Security Screening Opportunity
We estimate that our primary market opportunity is for weapon screening at venues and facilities in the following segments:
•Educational Institutions,
•Hospitals & Health Care Facilities,
•Professional Sports Venues,
•Industrial Warehouses,

•Distribution Facilities,
•Large Workplaces,
•Arts & Entertainment Venues,
•Government Offices,
•Hospitality Facilities, and
•Houses of Worship.
Using a variety of published industry reports and government data, we estimate that the above facilities together comprise nearly 400,000 sites and nearly 700,000 individual thresholds where our security screening products could potentially be deployed. We estimate that this market represents over $20 billion in potential weapon screening system sales annually.
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
Our Growth Strategy
The key elements of our growth strategy within our target market include the following:
•Lead with our "Pure Subscription" Sales Model

During the year ending December 31, 2023, we intend to begin exclusively leading with our "pure subscription" sales model, where the customer leases our hardware, as opposed to purchasing the hardware outright, and enters into a multi-year security-as-a-service subscription. The pure subscription model aligns more closely with the SaaS nature of our business and results in a more predictable and consistent recurring revenue stream as compared to the purchase subscription model. However, we recognize that some end-user customers will still prefer to purchase our hardware outright. To this end, in March 2023, we entered into a distributor licensing agreement with Columbia Tech, a wholly owned subsidiary of Coghlin Companies, who currently serves as our primary contract manufacturer. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, and Columbia Tech will contract directly with certain of our resellers to fulfill sales demand where the end-user customer requires the contract to be in form of a hardware purchase. Columbia Tech will pay us a hardware license fee for each system sold under this agreement. In these instances, we will still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users.
•Develop Initial Customer Successes in Specific Target Metropolitan Areas
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
•Expand and Activate Our Channel Strategy
We have a global distribution network consisting of dozens of value-added resellers. This includes market leaders such as Motorola Solutions, STANLEY Securitas, and Johnson Controls, as well as smaller regional resellers. STANLEY Security, which was acquired by Securitas, was also an early investor in the Company. We intend to continue to develop our distribution network by adding further geographic coverage and sales capacity based upon demand. We plan to continue to cultivate field level collaboration between our direct sales team and our resellers to develop the ability of the resellers to find, develop, close, and service customers independently.
•Concentrate Marketing and Sales Effort in Specific Target Accounts in Specific Vertical Industries
Through our experience to date we have developed a proprietary list of target vertical industries, developed a list of target accounts within those industries, and identified target decision-makers in our target accounts. We believe that our target account list represents the best immediate growth opportunities for our business. Over time we plan to adjust our target account list to reflect current market conditions and the capabilities of our products. We plan to continue to execute advertising, content marketing, lead generation, and sales development activities to our target account list to create qualified sales opportunities.
•Promote Awareness by Gathering and Leveraging Our Customer Community
Our business model presents significant opportunities to bring incremental value to existing customers over time. We intend to realize this value by seeking referrals from existing customers and partners to other prospective qualified customers, selling additional capacity to existing customers, and selling new add-on products and services to existing customers. We are continuing to develop and expand our customer success function within the global revenue organization to focus on helping customers successfully deploy our products and cultivate referrals, expansion, and upsell opportunities. We are also investing in programs to help our customers connect with each other to share best practices on a regional and vertical industry basis. Our buyers are naturally collaborative on security best practices due to their vested interest in collective deterrence and the likelihood that any security event will have a negative collective impact at the metropolitan, regional, or industry level.
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
We believe that we are well-positioned to compete in our industry based on these core competencies and on the following competitive strengths:
•Unmatched Detection Effectiveness Based on Artificial Intelligence Software
Based on feedback from our customers, we believe that real-world screening operations based on our products detect more actual weapon threats with fewer nuisance alarms than similar screening operations based on old walk-through metal detectors. Our solutions use digital processing and artificial intelligence to differentiate between real weapon threats and harmless items like cell phones and keys. The Evolv Cortex AI™ software platform provides the digital brain of our solutions. Unlike analog alternatives, our solutions classify threats based on classification models that improve over time as we process more real-world data. Evolv Cortex AI also makes it possible to integrate new kinds of sensors and data sources and integrate our solutions with other platforms and applications.
•Large and Growing Data Set
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

•Differentiated and Proprietary Technology Platform
We have invested significant resources in developing proprietary and patented technologies across artificial intelligence software, cloud services, and advanced sensors to accelerate the widespread adoption of touchless security screening. These technologies serve as the foundation of our products.
Our key innovations include:
•Technology to process radio frequency (“RF”) electromagnetic data across multiple frequencies to detect size, composition, and shape of metal objects while in motion.
•Technology to classify and differentiate the electromagnetic signature of weapons from harmless items such as smartphones and keys.
•Technology to isolate relevant electromagnetic signals in the presence of external interference and noise generated by environmental factors such as structural metal, wind, and other factors.
•Technology to process hundreds of thousands of sensor data points for each individual passing through security screening system while walking at a normal pace.
•Technology to isolate a detected threat carried by an individual among an unstructured, overlapping flow of visitors walking through the system at a normal pace.
•Technology to isolate the spatial location of detected threats and correlate this spatial data with digital imagery to provide a clear visual indicator to help security guards quickly and intuitively resolve any system alarms.
•In addition to these core detection-related innovations, we have developed a purpose-built, proprietary housing for our advanced sensor arrays that features an attractive, welcoming, and customizable industrial design and supports a wide variety of indoor and outdoor configurations. We have also created cloud services to capture and present rich analytics and insights, support for remote system monitoring, remote system upgrades as new capabilities become available, and remote system diagnostics, and mobile application access. This technology platform is the basis of our future products and is critical to enhancing our existing offerings. Elements of these technologies and processes are protected by our know-how and by multiple patents or pending patent applications.
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
•High Screening Throughput
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
•Significant Cost Savings
Because our technology generates fewer nuisance alarms and scans visitors so quickly, far fewer security guards and equipment is required. The total scanning costs are up to 70% lower with our products, allowing venues to reduce overall operational costs and making security screening financially feasible at more venues and events.

•Digital Access and Analytic Insights
Evolv Insights™ provides our customers self-serve access, insights regarding visitor flow and arrival curves, location specific performance, system detection performance and alarm statistics, and comparisons across multiple business dimensions.
Using Evolv Insights, organizations use the powerful dashboards and metrics provided to inform their security decisions, operationalize the way their security and venue operations teams make staffing and traffic flow decisions to avoid overcrowding, rebalance security and operational resources, and improve the overall experience for their guests.
•Key Strategic Partners
We have signed strategic partnership agreements with Motorola Solutions, STANLEY Securitas, and Johnson Controls. Each of these strategic partners has a globally recognized brand, a large distribution network, systems integration and support capabilities, and customer networks full of potential prospects for our touchless security screening solutions. Both Motorola Solutions and Stanley Security are investors in the Company. We believe that these strategic partners will provide us with significant leverage and reach that will allow us to rapidly scale our business and guide customers to success.
•Distribution Capabilities
We have developed distribution network consisting of dozens of value-added resellers. Our resellers, who have extensive experience in physical security technologies and processes, provide marketing, sales, systems integration, and local support services for customers across an array of vertical markets and regions. They also bring an existing base of customers into which we can drive awareness of and ultimately sell our touchless security screening products. Whenever possible we seek to form relationships with the leading resellers in each region in order to secure access to the most valuable existing customer relationships and the best talent pool available in each region.
•Visionary and Experienced Management Team
Our management team and board of directors blend a range of skills and backgrounds from technology, cybersecurity, materials science, artificial intelligence, military and law enforcement. Our advisors are renowned industry leaders with experience at the United States Secret Service, the Federal Bureau of Investigation (“FBI”), the U.S. military, the TSA, the United States Department of Homeland Security, the United States Intelligence Community and United States Congress. Our engineering team is led by accomplished and visionary technologists and scientists who have many years of experience in relevant fields. Our commercialization efforts are managed by individuals with prior successes in building and scaling both direct and indirect, channel-driven sales organizations.
•Self-Reinforcing Adoption Cycle
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

Evolv Express
Our flagship product is Evolv Express, a touchless security screening system designed to quickly detect firearms, improvised explosive devices, and large tactical knives in unstructured people flows. Evolv Express currently supports a maximum screening throughput of 4,000 people per hour. Evolv Express became commercially available in October 2019. The number of Evolv Express solutions deployed across our customer base grew from 703 at December 31, 2021 to 2,267 at December 31, 2022. We believe that the number of Evolv Express solutions deployed is closely correlated to our revenues.

Evolv Insights™ Analytics Application

We collect a significant amount of anonymous data from every visitor that passes through one of our Evolv Express solutions. This data allows us to generate analytics that appear in our Evolv Insights™ application. Evolv Insights™ provides self-serve access, insights regarding visitor flow and arrival curves, location specific performance, system detection performance and alarm statistics, and comparisons across multiple business dimensions. Using Evolv Insights, organizations use the powerful dashboards and metrics provided to inform their security decisions, operationalize the way their security and venue operations teams make staffing and traffic flow decisions to avoid overcrowding, rebalance security and operational resources, and improve the overall experience for their guests.
Licensing Model
We primarily sell our solutions under a subscription agreement that bundles our AI-software, cloud services, and advanced sensor equipment. We refer to this subscription as “security-as-a-service,” or “SaaS.” The SaaS agreement provides customers access to our solution for a defined time, usually with a multi-year term, annual pre-payment installments, and no right of cancellation. In some situations, we also sell our products under a purchase-subscription agreement by which the customer agrees to pay a one-time upfront fee for the equipment and a mandatory multi-year subscription term with a related fee for access to our software and cloud services. We also directly offer short term rental agreements for our solutions and allow certain reseller partners to offer rental terms to customers under certain conditions.
Our Customers
Our customers include many iconic venues across a wide variety of industries including education, healthcare, professional sports, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, and houses of worship.
The majority of our customer agreements include non-cancelable multi-year commitments. Two customers each accounted for more than 10% of our total revenue for the year ended December 31, 2022, and no single customer accounted for more than 10% of our total revenue for the year ended December 31, 2021.
Research and Development
We believe that the touchless security screening market is poised for rapid technological advancements across software, cloud services, and sensors. We invest significant resources into ongoing research and development programs because we believe our ability to maintain and extend our market position depends, in part, on breakthrough technologies that offer a unique value proposition for our customers and differentiation versus our competitors. Our research and development team, which is responsible for both the development of new products and improvements to our existing product portfolio, consists of talented and dedicated engineers, technicians, scientists, and professionals with experience from a wide variety of the world’s leading physical security, cybersecurity, and software technology organizations. Our primary areas of focus in research and development include, but are not limited to:
•Enhanced system usability, operator ergonomics, form factor options, and mobility to drive further efficiencies and opportunities in a variety of operating environments;
•Continued improvement of the detection algorithm performance including assessing the ability to detect new threats;
•Additional system sensors and fusion with a variety of other data inputs to expand venue insights, analytics applications and operational performance;

•New applications that digitally transform operations in and adjacent to the arrival experience at venues and facilities; and
•Integrations into venue security infrastructure and operating systems.
Sales and Marketing
We sell our security screening products through both our own direct sales force and through a global distribution network consisting of dozens of value-added resellers. Our resellers sell our products to our joint customers, for whom they also perform installation, systems integration, and local support and maintenance services, with backup services provided by our internal support teams. Many resellers offer third-party physical security products including cameras, access control systems, and video monitoring systems in their respective territories and regions, which provides an opportunity to cross-sell our touchless security screening products to a broad, existing customer base that has purchased these other products. To augment the reach of our distribution network, we also intend to grow our direct sales efforts focused primarily on serving major accounts and expanding our footprint.
Our marketing strategies are focused on supporting sales growth by (1) driving awareness; (2) developing comprehensive sales and marketing content, tools, and campaigns for each stage of the sales process; (3) scaling those campaigns via our global distribution network, and (4) building our sales pipeline. We drive awareness for the Company, our security screening products, and our customers’ successes through public relations and communications efforts that span mainstream, business, social media and trade press across the security sector generally and in key verticals such as education, healthcare, professional sports as well as tourist sites, performing arts and entertainment, theme parks, industrial workplaces, and municipal governments. Our internal marketing team develops content in multiple formats and delivery methods to facilitate marketing campaigns and sales enablement.
Manufacturing and Suppliers
Our physical products are manufactured via a third-party contract manufacturer, Columbia Tech, based in the United States with international quality certifications, such as ISO9001:2015. We design the products and processes and internally manufacture the initial engineering prototypes. Our internal manufacturing and supply chain teams work collaboratively with both our internal engineering department and Columbia Tech to scale up the prototypes for commercialization through a phase gate product launch process. There have been significant efforts made over the last several years with Columbia Tech to scale up our production. Columbia Tech also provides a variety of services including sourcing off-the-shelf components, manufacturing custom components/assemblies, final product assembly and integration, end of line testing and quality assurance per our specifications, material and finished goods inventory, and direct global shipping to our customers.
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
Intellectual Property
Our ability to drive innovation in the security screening market depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright, and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees and through non-disclosure agreements with our vendors and business partners. However, our contractual provisions may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technology.
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

Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property or proprietary rights may be challenged, invalidated, circumvented, infringed, misappropriated, or otherwise violated. Further, the laws of certain countries may not protect intellectual property or proprietary rights to the same extent as the laws of the U.S., and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property and proprietary technology.
As of December 31, 2022, we own or co-own seven issued United States patents, thirteen issued foreign patents and have fifteen pending or allowed patent applications. In addition, we have five registered United States trademarks, one pending United States trademark applications, twenty-eight registered foreign trademarks and seventeen pending foreign trademark applications. Our patents and patent applications are directed to, among other things, security screening, threat detection and discrimination, imaging systems and related technologies. In addition to patents owned or co-owned by us, we have in-licensed ninety-five patents, including but not limited to metamaterials, RF imaging, compressive sensing, and signal processing, for security related applications.
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
Human Capital
Our employees are critical to our success. As of December 31, 2022, we employed approximately 225 people, of which 223 are full-time employees. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and selling functions. We consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Diversity and Inclusion. We value the diversity of our employees and are committed to providing an engaging and inclusive atmosphere for all employees that promotes productivity and encourages creativity and innovation. We strive to maintain a highly skilled and diverse workforce where employees are hired, retained, compensated, and promoted based on their performance and contribution to the Company.

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
Competitive Pay and Benefits. We strive to provide pay and comprehensive benefits that help meet the varying needs of our employees. Our total rewards package includes market-competitive pay, equity compensation, unlimited time off, tuition reimbursement, and other comprehensive and competitive benefits.
Government Regulations
We are subject to various laws, regulations, and permitting requirements of federal, state, and local authorities, related to health and safety, anti-corruption, and export controls. We believe that we are in material compliance with all such laws, regulations, and permitting requirements.

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
See Part I, Item 1A, “Risk Factors — Failure to comply with applicable anti-corruption legislation, export controls, economic sanctions, and other governmental laws and regulations could result in fines, criminal penalties and materially adversely affect our business, financial condition and results of operations” for additional information about the environmental, health and safety laws, and regulations that apply to our business.
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
Additional Information

Our Internet address is https://evolvtechnology.com. At our Investor Relations website https://ir.evolvtechnology.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
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
We have incurred net losses of $86.4 million and $10.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $192.2 million.
We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:
•research and development related to our products, including investments in expanding our research and development team;
•sales and marketing, including a significant expansion of our sales organization, both direct and through channel partners;
•continued expansion of our business into new and adjacent vertical markets; and
•general administration expenses, including legal and accounting expenses related to being a public company.
These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not be able to achieve or maintain profitability in the future.
Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales.
A meaningful portion of our revenue is generated by product sales to new customers and sales of additional products to existing customers. The timing of certain large volume opportunities can impact the Company’s results from quarter to quarter. In addition, the sales cycle can last several months from initial engagement to contract negotiation and execution, culminating in delivery of our products to our customers, and this sales cycle can be even longer, less predictable and more resource-intensive for both larger volume sales as well as sales to customers in certain market segments. Customers may also require additional internal approvals or seek to pilot our products for a longer trial period before deciding to purchase our solutions. As a result, the timing of individual sales can be difficult to predict. In some cases, sales have occurred in a quarter subsequent to when anticipated, or have not occurred at all, which can significantly impact our quarterly financial results and make it more difficult to meet market expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition.”
In addition to the sales cycle-related fluctuations noted above, our financial results, including our billings and deferred revenue, will continue to vary as a result of numerous factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to attract and retain new customers;
•our ability to sell additional Evolv Express systems to existing customers;
•unforeseen changes or delays in our supply chain or third-party manufacturing partners;
•our ability to expand into adjacent and complementary markets;
•changes in customer or reseller partner requirements or market needs;
•changes in the growth rate of the next-generation touchless security screening market;
•the timing and success of new product introductions by us or our competitors, or any other change in the competitive landscape of the next-generation touchless security screening market, including consolidation among our customers or competitors or significant price competition;
•a disruption in, or termination of, any of our relationships with reseller partners;
•our ability to successfully expand our business globally;
•reductions in customer retention rates, especially at subscription term expiration;
•changes in our pricing policies or those of our competitors;
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of the ongoing recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, and acts of terrorism;
•general economic conditions in our markets, including recessionary pressures;
•future accounting pronouncements or changes in our accounting policies or practices;
•the amount and timing of our operating costs, including cost of goods sold;
•the impact of the COVID-19 pandemic and the emergence of new variants or a future outbreak of disease or similar public health concern on our existing and new customers, partners, employees, and supply chain; and
•increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates.
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
We rely on reseller partners to generate a growing portion of our revenue, both in the United States and in emerging international markets which are generally slower to develop. If we fail to maintain successful relationships with our reseller partners, or if our partners fail to perform, our ability to market, sell and distribute our products will be limited, and our business, financial position and results of operations will be harmed.
In addition to our direct sales force, we rely on our reseller partners to sell our products. We expect to continue to focus on generating sales to new and existing customers through our reseller partners as a part of our growth strategy. We provide our reseller partners with specific training and programs to assist them in selling and supporting our products, but there can be no assurance that these steps will be effective. In addition, our reseller partners may be unsuccessful in marketing, selling, and supporting our products.
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
We may not be successful in our strategy to move away from purchase subscription contracts in favor of pure subscription contracts, which could have an adverse impact on our business, financial position and results of operations.
We are transitioning our go-to-market strategy to focus on our "pure subscription" sales model, where the customer leases our hardware, as opposed to purchasing the hardware outright, and enters into a multi-year security-as-a-service subscription. The pure subscription model aligns more closely with the SaaS nature of our business and results in a more predictable and consistent recurring revenue stream as compared to the purchase subscription model. This strategy depends in part on our ability to drive increased pure subscription contracts through our reseller partners. During 2022, the majority of our sales, and the vast majority of sales made through our reseller partners, were in the form of purchase subscription contracts. We and/or our resellers may not be as successful at marketing pure subscription contracts to prospective end-use customers, which would negatively impact our sales growth.
As part of this overall strategy, we entered into a distributor licensing agreement with Columbia Tech in March 2023. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, who will contract directly with certain of our resellers to fulfill the sales demand where the end-user customer requires the contract to be in form of a hardware purchase, instead of leasing our hardware. Columbia Tech will pay us a hardware license fee for each system sold under this agreement. In these instances, we will still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. Columbia Tech is an independent entity subject to its own unique operational and financial risks which are out of our control. Further, Columbia Tech does not regularly act in the capacity of a distributor for the products it manufactures. If Columbia Tech fails to perform as required under the distributor licensing agreement, this could impair the reputation of our company and our products, our relationships with resellers, our ability to earn revenue from SaaS subscription contracts, and our ability to receive license fees from our contract manufacturer.
Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties, both foreign and domestic. Generally, our third-party contract manufacturers contract directly with component suppliers, and we rely on our contract manufacturers to manage their supply chains. If our contract manufacturers experience any supply chain disruptions or our relationships with our contract manufacturers terminate, we could experience delays, which could negatively impact our business, customer relationships, and margins. We also source some materials and components directly from suppliers. While most components and materials for our products are available from multiple suppliers, certain of those items are only available from limited or sole sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and may not be successful in doing so on terms acceptable to it, or at all. As a result, the loss of a limited or sole source supplier could adversely affect our manufacturing capacity, and relationships with our customers, as well as our results of operations and financial condition.
We depend on a third-party contract manufacturer for the production of our touchless security screening systems. While there are several potential manufacturers for most of these products, all our products are currently manufactured, assembled, tested and, packaged by a third-party manufacturer located in Massachusetts. In most cases, we rely on this manufacturer to procure components and, in some cases, provide manufacturing engineering work. Although we are seeking to expand and diversify our contract manufacturer relationships, our current reliance on one contract manufacturing involves several risks, including:
•unexpected increases in manufacturing and repair costs;
•inability to control the quality and reliability of finished products;
•inability to control delivery schedules;
•potential liability for expenses incurred by the third-party contract manufacturer in reliance on our forecasts that later prove to be inaccurate;
•potential lack of adequate capacity to manufacture all of part of the products we require;
•the occurrence of unforeseen force majeure events; and
•potential labor unrest or unavailability affecting the ability of the third-party manufacturers to produce our products.
We also use a third-party contract manufacturer located in Massachusetts as a second source for the production of a key sensor component used in our touchless security screening systems. If our third-party contract manufacturers experience a delay, disruption, or quality control problems in its operations or if the third-party contract manufacturers do not renew or terminate our agreement with them, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying new manufacturers and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products or components to our standards is time consuming. In addition, there is no assurance that contract manufacturers can scale their production of our products or components at the volumes and in the quality that we require. If contract manufacturers are unable to do these things, we may have to move production for the products or components to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations and financial condition could be materially adversely affected.
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
In addition, because we currently use third-party contract manufacturers to produce our touchless security screening systems and certain key components, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find a contract manufacturer who can supply us at a lower price. As a result, the loss of a limited or sole source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.
Our third-party contract manufacturers' facilities, and our suppliers’ and our customers’ facilities, are vulnerable to disruption due to natural or other disasters, including climate-related events, strikes and other events beyond our control.
A major earthquake, fire, tsunami, hurricane, cyclone, or other disaster, such as a major flood, seasonal storms, drought, extreme temperatures, nuclear event, or terrorist attack affecting our facilities or the areas in which we are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, reinforce, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. Climate change may contribute to increased frequency or intensity of certain of these events, as well as contribute to chronic changes in the physical environment (such as changes to ambient temperature and precipitation patterns or sea-level rise) that may impair the operating conditions of these facilities, or otherwise adversely impact our operations. If our third-party contract manufacturers', suppliers’, or customers’ facilities are negatively impacted by such a disaster, production, shipment, and installation of our products could be delayed, which can impact the period in which it recognizes the revenue related to that product sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we can respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war, including Russia's invasion of Ukraine and the related geopolitical impacts, or the outbreak of epidemic diseases (including the on-going COVID-19 pandemic) could have a negative effect on our operations and sales.
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
We believe our future success will depend in large part on the growth, if any, in the market for AI-based weapons detection for security screening solutions. This market is new and evolving, and as such, it is difficult to predict important market trends, including our potential growth, if any. To date, enterprise and corporate security budgets have allocated a majority of dollars to conventional security solutions, such as lower priced walk-through metal detectors. Organizations that use these security products may be satisfied with them or slow to adapt to technical advances and, as a result, these organizations may not adopt our solutions in addition to, or in lieu of, security products they currently use.
Further, sophisticated attackers are skilled at adapting to new technologies and developing new methods of breaching organizations’ security systems, and changes in the nature of security threats could result in a shift in budgets away from products such as ours. In addition, while recent high visibility attacks at publicly and privately-owned venues and schools have increased market awareness of mass shootings, terrorist, or other attacks, if such attacks were to decline, or enterprises or governments perceived that the general level of attacks has declined, our ability to attract new customers and expand our sales to existing customers could be materially and adversely affected. If products such as ours are not viewed by organizations as necessary, or if customers do not recognize the benefit of our products as a critical element of an effective security strategy, our revenue may not grow as quickly as expected, or may decline, and the trading price of our stock could suffer.
In addition, it is difficult to predict customer adoption and retention rates, customer demand for our products, the size and growth rate of the market for AI-based weapons detection for security screening, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our products and those of our competitors. If these products do not achieve widespread adoption or there is a reduction in demand for products in our market caused by a lack of customer acceptance, technological challenges, regulatory restrictions, competing technologies or products, decreases in corporate spending, weakening economic conditions or otherwise, it could result in reduced customer orders, early terminations, reduced customer retention rates or decreased revenue, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties it may encounter in this new and evolving market.
If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.
Our success depends on our ability to acquire new customers in new and existing vertical markets, and in new and existing geographic markets. If we are unable to attract a sufficient number of new customers, we may be unable to generate revenue growth at desired rates. The physical security solutions market is competitive and many of our competitors have substantial financial, personnel and other resources that they utilize to develop solutions and attract customers. As a result, it may be difficult for us to add new customers to our customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives. Additional factors that impact our ability to acquire new customers include the perceived need for AI-based weapons detection for security solutions, the size of our prospective customers’ security budgets, the availability of government funding, the utility and efficacy of our existing and new products, whether proven or perceived, and general economic conditions. These factors may have a meaningful negative impact on future revenues and operating results.
While our immediate focus is on the United States market, our long-term success in part depends on our ability to acquire new customers outside the United States. The United States has significantly more privately owned firearms than any other country. If customers in other countries do not perceive the threat of firearms and weapons to be significant enough to justify the purchase of our products, we will be unable to establish a meaningful business outside the United States. If we are unable to attract a sufficient number of new customers outside the United States, we may be unable to generate future revenue growth at desired rates in the long term.
If we are unable to sell additional existing and new products to our customers and maintain and grow our customer retention rates, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our products with existing customers by selling them additional Evolv Express systems. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products depends on a number of factors, including the perceived need for additional touchless security screening solutions as well as general economic conditions. If our efforts to sell additional products to our customers are not successful, our business may suffer.

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
Our products, which are complex, may also contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. We expect that these errors or defects will be found from time to time in the future in new or enhanced products after commercial release. Defects may result in increased vulnerability to attacks, cause our products to fail to detect security threats, or temporarily interrupt our products’ ability to screen visitors in a customer’s location. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ business and could harm our reputation. If our products fail to detect security threats for any reason, including failures due to customer personnel or security processes, it may result in significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or cause other significant customer relations problems to arise.
We may also be subject to liability claims for damages related to errors or defects in our products. For example, if our products fail to detect weapons or explosive devices that are subsequently used by terrorists, criminals or unbalanced individuals to cause casualties at a high profile, public venue, we could incur financial damages and our reputation could also be significantly harmed. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Although we have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert or distract management’s time and other resources, and harm our business and reputation.
The loss of designation of our Evolv Express system as a Qualified Anti-Terrorism Technology under the Homeland Security SAFETY Act could result in adverse reputational and financial consequences.

Our Evolv Express system has been awarded the U.S. Department of Homeland Security ("DHS") SAFETY Act Designation as a Qualified Anti-Terrorism Technology. Technologies that are awarded the SAFETY Act Designation have undergone rigorous use and review to meet and/or exceed the DHS' performance standards that include examination of test results for weapons detection, operational use and effectiveness, manufacturing and quality assurance practices, and customer feedback.

Any amendments or interpretive guidance related to the SAFETY Act may affect our ability to retain our SAFETY Act Designation, may increase the costs of compliance, and/or may negatively impact our ability to attract new customers. Because we view our SAFETY Act Designation as a differentiating factor among our industry peers, if laws and regulations change relating to the SAFETY Act or if we fail to comply with the SAFETY Act's requirements, our business, financial condition, results of operations, and stock price could be materially and adversely affected.

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
New products, as well as enhancements to our existing products, could fail to attain sufficient market acceptance for many reasons, including:
•delays in releasing new products, or product enhancements;
•failure to accurately predict market demand and to supply products that meet this demand in a timely fashion;
•inability to protect against new types of attacks or techniques used by terrorists or other threat sources;
•defects in our products, errors or failures of our products;
•negative publicity or perceptions about the performance or effectiveness of our products;
•introduction or anticipated introduction of competing products by our competitors;
•installation, configuration, sensitivity setting, or usage errors by our customers; and
•easing or changing of regulatory requirements at the federal, state, and/or local levels related to security or other aspects of our business.
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
Approximately 4% and 1% of our revenue was generated by sales to government entities during the years ended December 31, 2022 and December 31, 2021, respectively. Selling to government entities can be highly competitive, expensive, and time-consuming, and often requires significant upfront time and expense without any assurance that it will win a sale. Government demand and payment for our solutions may also be impacted by changes in fiscal or contracting policies, changes in government programs or applicable requirements, the adoption of new laws or regulations or changes to existing laws or regulations, public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Accordingly, increasing sales of our products to government entities may be more challenging than selling to commercial organizations, especially given extensive certification, clearance and security requirements. Government agencies may have statutory, contractual or other legal rights to terminate contracts with us or reseller partners. Further, in the course of providing our solutions to government entities, our employees and those of our reseller partners may be exposed to sensitive government information. Any failure by us or our reseller partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit may cause the government to shift away from our solutions and may result in a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results or operations.
Downturns in general economic and market conditions and reductions in spending may reduce demand for our products and services and may impact third parties on which we rely, which could harm our revenue, results of operations, and cash flows, and could make it difficult to predict revenue for a particular period.
Our revenue depends significantly on general economic conditions and the level of concern regarding physical security and the public’s willingness to attend live events or otherwise gather in numbers. Economic weakness, customer financial difficulties and constrained spending on security measures may result in decreased revenue and earnings. Further worsening, broadening or protracted extension of an economic downturn could have a material negative impact on our business, revenue, results of operations and cash flows. In addition, concerns regarding continued budgetary challenges in the United States and Europe, increasing interest rates in the United States and around the world, a sustained inflationary environment, recessionary pressures, geopolitical turmoil (including Russia's invasion of Ukraine) and terrorism in many parts of the world, and the effects of climate change have and may continue to put pressure on global economic conditions and physical security concerns. If we do not succeed in convincing customers that our products should be an integral part of their overall approach to security and that a fixed portion of their annual security budgets should be allocated to our products, general reductions in security spending by our customers are likely to have a disproportionate impact on our business, results of operations and financial condition. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, or EU, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products.
We also face risks from financial difficulties or other uncertainties experienced by our suppliers, channel partners or other third parties on which we rely. If our partners and suppliers are negatively impacted by declining economic conditions or circumstances arising from military conflicts and such third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed. In addition, military conflicts, such as Russia's invasion of Ukraine, have and could continue to disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls, and other actions have and may in the future be initiated by nations including the United States, the EU, China, or Russia (such as potential cyberattacks, disruption of energy flows, and others), which could adversely affect our business and/or our supply chain.
Uncertainty about future economic conditions and market volatility also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties and reductions in spending on security systems could have a material adverse effect on demand for our products, and consequently on our business, financial condition and results of operations.
Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of our products, infrastructure, and employees.
Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of, and the ability of our existing customers and new customers to access and use, our solutions, including real-time analytics and intelligence. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, equipment failure, human or software errors, capacity constraints, and fraud or cybersecurity attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
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
If we do not effectively expand, train, and retain qualified sales and marketing personnel, we may be unable to acquire new customers or sell additional products to successfully pursue our growth strategy.
We depend significantly on our sales force to attract new customers and expand sales to existing customers. As a result, our ability to grow our revenue depends in part on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth, particularly in the United States and, to a more limited extent, internationally. The number of our sales and marketing personnel increased from 91 as of December 31, 2021 to 97 as of December 31, 2022. We expect to continue to expand our sales and marketing personnel and face a number of challenges in achieving our hiring and integration goals. There is intense competition for individuals with sales training and experience. In addition, the training and integration of a large number of sales and marketing personnel in a short time requires the allocation of significant internal resources. We invest significant time and resources in training new sales force personnel to understand our products, platform and our growth strategy. Based on our past experience, it takes approximately six to 12 months before a new sales force member operates at target performance levels, depending on their role. However, we may be unable to achieve or maintain our target performance levels with large numbers of new sales personnel as quickly as we have done in the past. Our failure to hire a sufficient number of qualified sales force members and train them to operate at target performance levels may materially and adversely impact our projected growth rate.
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
Successful deployment and operation of our products depend on the knowledge and skill of the customer security personnel or implementation contractors charged with setting up, configuring, monitoring, and troubleshooting the equipment in their own environment. Many of our customers experience relatively high turnover in their security personnel, creating opportunities for knowledge and skill gaps that can result, and have resulted, in configuration, sensitivity setting, or operational errors that allow prohibited threats into customer facilities. In these situations, customers can perceive, and have perceived, that our products have failed to perform as designed until and unless we have been able to demonstrate otherwise. There can be no assurance that we or our implementation partners will successfully isolate and identify failures due to customer error in the future, and this could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation and harm our financial results.
Our customers depend in large part on customer support delivered by us to resolve issues relating to the use of our products. However, even with our support, our customers are ultimately responsible for effectively using our products and ensuring that their staff is properly trained in the use of our products. The failure of our customers to correctly use our products, or our failure to effectively assist customers in installing our products and provide effective ongoing support and training, may result in an increase in the vulnerability of our customers’ facilities and visitors to security threats. We are also in the process of expanding our customer success and support organizations, including the engagement and training of third-party contractors. It can take significant time and resources to recruit, hire and train qualified technical support and service employees and contractors. We may not be able to keep up with demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training and retaining adequate support resources, our ability to provide adequate and timely support to our customers may be negatively impacted, and our customers’ satisfaction with our products may be adversely affected. Additionally, in unusual circumstances, if it were to need to rely on our sales engineers to provide post-sales support while we are growing our service organization, our sales productivity may be negatively impacted. Accordingly, any failure by us to provide satisfactory maintenance and technical support services could have a material and adverse effect on our business and results of operations.
We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage and retain qualified personnel, especially those in sales and marketing and research and development.
Our future performance depends on the continued services and contributions of our senior management, particularly Peter George, our President and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key man insurance for any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. George and our founders, or other key employees for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition, and results of operations.
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
We incorporate technology and components from third parties into our products. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which it may sell our products. We may not be able to rely on indemnification obligations of third parties if some of our agreements with our suppliers and licensors may be terminated for convenience by them. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements on commercially reasonable terms, our ability to develop and sell products, subscriptions and services containing such technology could be severely limited, and our business could be harmed. Disputes with suppliers and licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition, and results of operation. Additionally, if we are unable to obtain necessary technology and components from third parties, including certain sole suppliers, we may be forced to acquire or develop alternative technology or components, which may require significant time, cost and effort and may be of lower quality or performance standards. This would limit or delay our ability to offer new or competitive products and increase our costs of production. If alternative technology or components cannot be obtained or developed, we may not be able to offer certain functionality as part of our products, subscriptions and services. As a result, our margins, market share and results of operations could be significantly harmed.
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
We may in the future acquire or invest in, businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of any future acquisitions or anticipated benefits may not transpire. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, products, services and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
•delays in customer purchases due to uncertainty related to any acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business and diversion of management and employee resources;
•inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
•use of substantial portions of our available cash and equity or the incurrence of debt to consummate the acquisition.
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

We own or co-own seven issued U.S. patents and thirteen issued foreign patents and have fifteen pending or allowed patent applications relating to our products. It cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the Evolv Express® and Evolv Edge® names and logos in the United States and certain other countries. We also have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot be certain that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot be certain that such third parties will maintain such software or continue to make it available. If we are unable to maintain sufficient intellectual property protection for our proprietary technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technologies similar or identical to ours, and our ability to successfully commercialize our technologies may be impaired.
While we take steps to protect our intellectual property, the steps we take may be inadequate to prevent infringement, misappropriation, or other violations of our intellectual property rights. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.
We may be required to spend significant resources to monitor and protect our intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our products and offerings, impair the functionality of our products and offerings, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our products and offerings, or injure our reputation.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.
Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or reseller partners, whom we typically indemnify against claims that our products infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
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
An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights
•make substantial payments for legal fees, settlement payments or other costs or damages;
•cease selling, making, licensing or using products that are alleged to infringe or misappropriate the intellectual property of others;
•expend additional development resources to attempt to redesign our products or otherwise develop non-infringing technology, which may not be successful;
•enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights;
•take legal action or initiate administrative proceedings to challenge the validity and scope of the third-party rights or to defend against any allegations of infringement; and
•indemnify our partners and other third parties.
In addition, royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Some licenses may also be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could seriously harm our business, financial condition, and results of operations.
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
We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisors, suppliers, reseller partners, and customers. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Further, despite these efforts, these arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our technologies that we consider proprietary. In addition, if others independently develop equivalent knowledge, methods, and know-how, we would not be able to assert trade secret rights against such parties. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.
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
Evolv attempts to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or applicable laws in existence or enacted in the future.
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
Because our products may collect and store visitor and related information and images, domestic and international privacy and cyber security concerns, and other laws and regulations, could result in additional costs and liabilities to us or inhibit sales of our products.
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
Cybersecurity incidents directed at us or our third-party vendors can range from errors on the part of our personnel to uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party vendors collect and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees. Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. We have experienced and expect to continue to experience attempted routine cyber-attacks of our information technology networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our solutions; or customer or other data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our solutions.

A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents.
Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, regulatory action, significant fines, and expenditures; divert management’s attention from operations; deterring people from using our platform; damage our brand and reputation; and a materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition. Further, due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws in all states and numerous territories that require notification. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business.
We, our reseller partners and our customers are subject to a number of domestic and international laws and regulations that apply to cloud services and the internet generally. These laws, rules and regulations address a range of issues including data privacy and cyber security, breach notification and restrictions or technological requirements regarding the collection, processing, use, storage, protection, disclosure, retention or transfer of data. The regulatory framework for online services, data privacy and cyber security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, local and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, processing, use, storage and disclosure of information, web browsing and geolocation data collection, data analytics, facial recognition, cyber security and breach response and notification procedures. Furthermore, existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, and standards, and may be subject to contractual obligations relating to data privacy and security in the jurisdictions in which we operate. Any significant change to applicable laws, regulations or industry practices, or how each is interpreted, regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. Any failure, or perceived failure, by us to comply with any federal or state privacy or security laws, regulations, industry self-regulatory principles, or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to data privacy or security could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers or others. Any such claims, proceedings or actions could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and result in the imposition of monetary penalties.
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
There are also laws and regulations governing the collection and use of biometric information, such as fingerprints and face prints. For example, Illinois Biometric Information Privacy Act (“BIPA”) applies to the collection and use of “biometric identifiers” and “biometric information” which include finger and face prints. A business required to comply with BIPA is not permitted to sell, lease, trade or otherwise profit from biometric identifiers or biometric information it collects, and is also under obligations to have a written policy with respect to the retention and destruction of all biometric identifiers and biometric information; ensure that it informs the subject of the collection and the purpose of the collection and obtains consent for such collection; and obtain consent for any disclosure of biometric identifiers or biometric information. Individuals are afforded a private right of action under BIPA and may recover statutory damages equal to the greater of $1,000 per incident or actual damages and reasonable attorneys’ fees and costs. Several class action lawsuits have been brought under BIPA, as the statute is broad and still being interpreted by the courts. Additionally, a number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and materially adversely affect our business. To the extent that regulation of data privacy and cybersecurity continues to increase, we may incur additional compliance costs and may be exposed to increased noncompliance risk.
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which came into effect in 2020, increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information and receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales of personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Additionally, the California Privacy Rights Act (the “CPRA”), which substantially amends the CCPA, went into effect on January 1, 2023 and becomes enforceable on July 1, 2023. The CPRA restricts use of certain categories of sensitive personal information that we handle; further restricts the use of cross-context behavioral advertising techniques on which our products may rely in the future; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Additionally, comprehensive privacy statutes that share similarities with the CCPA have been enacted in Virginia (effective January 1, 2023), Colorado (effective July 1, 2023), Connecticut (effective July 1, 2023), and Utah (effective December 31, 2023). These comprehensive state privacy laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects.
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
Internationally, virtually every jurisdiction in which we operate and has customers and/or have prospective customers to which we market has established its own data security and privacy legal frameworks with which we, our reseller partners or our customers must comply. Further, many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations, including related to the development and integration of AI, machine learning, and additional emerging data technologies. If passed, we will likely incur additional expenses and costs associated with complying with such laws, as well as face heightened potential liability if we are unable to comply with these laws.
In Europe and the UK, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. Non-compliance with the EU GDPR and UK GDPR can trigger steep fines of up to the greater of (i) 4% of total worldwide annual turnover and (ii) €20 million. Separate EU and UK laws and regulations (and national implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. For instance, the current European laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. Compliance with the EU GDPR and UK GDPR, and other such laws, may incur substantial expense and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business.
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
The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. The UK regulator has adopted a similar approach to data export outside of the UK and, on March 21, 2022, the international data transfer agreement and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers came into force. The UK regulator also recommends, consistent with the European Commission approach, a transfer risk assessment is undertaken. Use of such standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations, and financial condition.
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
Separately, there are increasing concerns regarding how AI and machine learning can result in unintentional bias or discrimination, including on the basis of race, ethnicity, gender, or other protected classes. Regulators and other governmental bodies are increasingly focused on mitigating or controlling for bias and discrimination in the context of AI and machine learning. While we minimize any physical bias in our product’s identification of threats because the product’s AI does not process or analyze individuals physical characteristics, we may not be able to identify such issues in advance, or if identified, we may not be able to identify mechanisms for effectively mitigating such issues.
The costs of compliance with, and other burdens imposed by, the laws, rules, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Even the perception of privacy or discrimination concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. We may also have costs associated with engaging with stakeholders, including investors, insurance providers, and other capital providers, on such issues.
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
In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations), including those relating to income tax nexus, jurisdictional mix of profits at varying statutory tax rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made. For example, in 2021 we established a new wholly owned subsidiary of Evolv Technologies Holdings, Inc., Give Evolv LLC, a Delaware limited liability company, to (1) promote our core mission in locations that might not otherwise be able to afford our weapons detection security screening systems and related products and services,

(2) make public venues and institutions safer for all patrons, students, visitors, and other attendees, and (3) carry out charitable efforts consistent with the foregoing mission, for which historical tax data does not exist.
Our ability to utilize net operating loss carryforwards as well as research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations and we could be subject to tax audits or examinations that could result in a loss of our net operating loss carryforwards as well as research and development credits and/or cash tax exposures.
As of December 31, 2022 and 2021, we had gross federal net operating losses of $20.1 million and $20.1 million that are subject to expire at various dates beginning in 2033, and federal net operating losses of $124.3 million and $79.7 million, which have no expiration date and can be used to offset up to 80% of future taxable income in any one tax period, respectively. We also had gross state net operating loss carryforwards of $103.8 million and $75.8 million for the years ended December 31, 2022 and 2021, respectively, which may be available to offset future state taxable income and which begin to expire in 2033. Additionally, as of December 31, 2022 and 2021, we had gross United Kingdom net operating loss carryforwards of approximately $2.3 million and $1.5 million, respectively, that will not expire. As of December 31, 2022, we had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.6 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2029, respectively. As of December 31, 2021, we had gross U.S. federal and state research and development and other tax credit carryforwards of $3.3 million and $2.1 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2029, respectively.
These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in our equity ownership over a three-year period, the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes as of December 31, 2022 and if a portion of our net operating loss and tax credit carryforwards is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, but that would not be material to the consolidated financial statements for the year ended December 31, 2022. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.
Market conditions impacting financing institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed and on acceptable terms, if at all. The performance of the capital markets affects the values of funds that are held in marketable securities. These assets are subject to market fluctuations and various developments, including, without limitation, rating agency downgrades that may impair their value. Further, a bankruptcy of one of the banks in which or through which we hold or invest our cash reserves, might prevent us from accessing all or a portion of that cash for an uncertain period of time if at all.
We maintain substantially all of our cash and cash equivalents in accounts with U.S. and multi-national financial institutions, including Silicon Valley Bank ("SVB"), and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Federal Reserve, the U.S. Treasury Department, and the FDIC. While the Federal Reserve, the U.S. Treasury Department, and the FDIC announced in a joint statement on March 12, 2023 that all SVB deposits, including both insured and uninsured amounts, would be available in full to account holders, a similar failure of any of the financial institutions where we maintain our cash and cash equivalents could impact our ability to access uninsured funds in a timely manner or at all. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.

If we do not effectively diversify our bank deposits and investment portfolio, the value and liquidity of our investments may fluctuate substantially which could affect our access to capital and results of operations in a material way. Furthermore, our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements directly face liquidity constraints or failures. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our results of operations and liquidity.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to it, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to it when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
We face risks related to our indebtedness.
As of December 31, 2022, we had total outstanding debt of $29.7 million under our Credit Agreement with SVB (“2022 SVB Credit Agreement”), as amended. In connection with the closure of SVB on March 10, 2023 and the creation of SVBB, SVBB assumed all loans that were previously held by SVB. SVBB continues to hold the Company’s term loans under the same existing terms and covenants which were in place with SVB. Subject to the limits contained in the 2022 SVB Credit Agreement, we may incur additional indebtedness in the future. Our leverage (including additional indebtedness that we might incur in the future) could have important consequences to us, including:
•exposing us to the risk of increased interest rates as our borrowings under our current debt facilities are at (and any borrowings in the future might be at) variable rates;
•making it more difficult for us to make payments on our debt;
•limiting our ability to pay future dividends;
•increasing our vulnerability to downturns in our business, the security screening industry or the general economy and limiting our flexibility in planning for, or reacting to, changes in our business;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•requiring us to comply with financial and operational covenants as well as liquidity and leverage covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
•limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, product development, debt service requirements, acquisitions, and general corporate or other purposes;

•preventing us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our product offerings; and
•placing us at a competitive disadvantage compared to our competitors who may be less leveraged.
Consequences of the indebtedness that we have borrowed (and any indebtedness that we might borrow in the future) may require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. Further, our ability to issue additional debt could be adversely affected by other factors, including market conditions. The failure by us or our subsidiaries to comply with financial covenants or other restrictions contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations and could further exacerbate the risks to our financial condition described above. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in a material misstatement of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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

These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earn-out liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weakness related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statement of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. See Note 1 to our consolidated financial statements for the year ended December 31, 2022 contained elsewhere in this Annual Report on Form 10-K. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
We have continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting, internal audit, and IT personnel to bolster our reporting, technical accounting, and IT capabilities. We are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties. We have engaged outside consultants to assist us in these efforts. We added, and continue to add, finance personnel, including a Chief Financial Officer and a Chief Accounting Officer, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. We are in the process of designing and implementing controls related to (i) the period-end financial reporting process and the classification of various accounts in our consolidated financial statements, (ii) timely identification and accounting for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters, and (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products, the recording of revenue transactions in the appropriate period, and the completeness and accuracy of accounts payable and accrued liabilities. We are in the process of designing and maintaining formal accounting policies, procedures, and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries. We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. In April 2022, we went live on a new Enterprise Resource Planning ("ERP") system and have implemented, and continue to implement, IT general controls related to the new system.
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
As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K filed with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 requires that we incur substantial costs and expend significant management efforts.
Any failure to implement new or improved controls, or difficulties encountered in their implementation, could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.
Failure to comply with applicable anti-corruption legislation, export controls, economic sanctions and other governmental laws and regulations could result in fines, criminal penalties and materially adversely affect our business, financial condition and results of operations.
We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act, or FCPA, in the United States, the UK Bribery Act, or the Bribery Act, and other similar laws in other countries in which we do business. As a result of doing business in foreign countries, including through reseller partners and agents, we will be exposed to a risk of violating anti-corruption laws. Some of the international locations in which we will operate have developing legal systems and may have higher levels of corruption than more developed nations. The FCPA prohibits us or any third party acting on our behalf from promising, authorizing, making, offering, or providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. The FCPA further requires us to keep and maintain books and records that accurately reflect transactions and dispositions of assets and to maintain a system of internal accounting controls. The Bribery Act also prohibits “commercial” bribery not involving foreign officials, facilitation payments, and the receipt of bribes, while providing a defense to a charge of failure to prevent bribery to companies that demonstrate they had in place adequate procedures to prevent bribery.
We are also required to comply with applicable export controls and economic and trade sanctions laws and regulations, such as those administered and enforced by OFAC, the U.S. Department of State, and the U.S. Department of Commerce. Our global operations expose us to the risk of violating, or being accused of violating these laws.
Although we have adopted policies and procedures reasonably designed to promote compliance with such laws, there can be no assurance that such policies or procedures will work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, reseller partners and other third parties who are acting on our behalf with respect to our business. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities and/or officials (including local laws) or export controls and economic and trade sanctions laws and regulations, we may be subject to criminal and civil penalties and other remedial measures, which could harm our business, financial condition, results of operations, cash flows and prospects. In addition, investigations of any actual or alleged violations of such laws or policies related to us could harm our business, financial condition, results of operations, cash flows and prospects.

The long-term impacts of the COVID-19 pandemic, or other similar public health developments, could have an adverse effect on business, results of operations, and financial condition.
We face various risks and uncertainties related to the uncertain, ongoing impact of COVID-19, and the possibility of other public health developments, which has led to disruption and volatility in the global economy and capital markets, increasing the cost of capital and adversely impacting access to capital. It has, and may continue to, disrupt third-party contract manufacturers and supply chain. We may also experience customer payment delays for our products which could negatively impact our results of operations. We may also experience some delays in installation of our products at customers’ facilities, which could lead to postponed revenue recognition for those transactions.
The long-term effects of COVID-19 on the global economy and on us are difficult to assess or predict and may include a further decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any of these factors may have a material and adverse effect on our business operations and results of operations.
Risks Related to Our Common Stock and Warrants
The market price of our common stock and warrants is likely to be highly volatile, and you may lose some or all of your investment.
The trading price of our common stock as well as warrants is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•the impact of COVID-19 pandemic or a future outbreak of disease or similar public health concern on our business;
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, and acts of terrorism;
•the inability to maintain the listing of our shares of common stock on the NASDAQ;
•the inability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, our ability to grow and manage growth profitability, and retain our key employees;
•changes in applicable laws or regulations;
•risks relating to the uncertainty of our projected financial information; and
•risks related to the organic and inorganic growth of our business and the timing of expected business milestones.
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and we do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in such shares for the foreseeable future.
Future sales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Certain of our stockholders that hold Founder Shares were in the past subject to lock-up restrictions that have expired. The Founder Shares are also subject to certain share-performance-based vesting provisions whereas 50% of the Founder Shares vested at the closing of the Merger, 25% of the Founder Shares shall vest on or before the fifth anniversary of the Closing if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before the fifth anniversary of the Closing if the closing share price of the common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period.
Now that these lock-up restrictions have expired, such stockholders are not restricted from selling shares of our common stock held by them that were previously subject to the lock-up restrictions, other than by applicable securities laws. Sales of our common stock as restrictions end and vesting conditions are satisfied may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our common stock to fall and make it more difficult for us to sell shares of our common stock.
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
General Risk Factors
Increasing attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. We may experience pressure to make commitments relating to ESG matters that affect us; however, we may not agree that particular initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles, which may adversely impact our reputation or stakeholder relations. If we do not, or are perceived by stakeholders to not, take sufficient action to respond to ESG matters, we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has proposed requirements to disclose a variety of climate-related information, in addition to other rules, which could require us to incur significant costs for monitoring and compliance. This and other regulations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
If we cannot maintain our company culture as it grows, we could lose the innovation, teamwork, passion and focus on execution that we believe contributes to our success and our business may be harmed.
We believe that a critical component to our success has been our mission-driven company culture based on our shared commitment to make the world a safer place to live, work, learn, and play, which we believe fosters innovation, teamwork, passion for customers and focus on execution, and facilitates critical knowledge transfer, knowledge sharing and professional growth. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop our public company infrastructure and processes, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.
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
ITEM 3. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation of a material nature or criminal proceedings. See Note 20 to our consolidated financial statements for the year ended December 31, 2022.
ITEM 4. MINE SAFETY DISCLOSURES
None.
INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS
For information regarding our directors and executive officers, see Part III, Item 10, “Directors, Executive Officer and Corporate Governance.”

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Common Stock and warrants began trading on Nasdaq under the symbol “EVLV” and “EVLVW,” respectively, on July 16, 2021. Prior to that time, there was no established public trading market for our common stock or warrants.
Holders of Records
As of March 23, 2023, there were 147,963,093 issued and outstanding shares of our common stock by approximately 95 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
None.
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
During the year ended December 31, 2022, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 7 accordingly. Please refer to Notes 1 and 21 to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
Our products have screened over 500 million visitors worldwide since our inception. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for purchase and primarily under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue and creates expansion and upsell opportunities.
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $55.2 million and $23.4 million for the years ended December 31, 2022 and 2021, respectively. We generated a net loss of $86.4 million and $10.9 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations and debt financings. In July 2021, we received gross proceeds of $300.0 million from our PIPE Investment as well as $84.9 million in proceeds, net of redemptions received from the closing of the Merger. In December 2022, we entered into a debt facility with Silicon Valley Bank which will allow us to borrow up to $75 million. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources.”
NewHold Investment Corporation Merger
On July 16, 2021, we completed the Merger, pursuant to the Agreement and Plan of Merger, dated as of March 5, 2021, and amended by the First Amendment to Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 5, 2021. Upon the closing of the Merger, NHIC changed its name to Evolv Technologies Holdings, Inc. and the officers of NHIC, the legal predecessor company, resigned. The officers of Legacy Evolv became the officers of the Company, and the Company listed its shares of common stock, par value $0.0001 per share, on Nasdaq under the symbol “EVLV”.
Additional information regarding the Merger Agreement appears in Note 3 of our consolidated financial statements for the year ended December 31, 2022.
Key Factors Affecting Our Operating Results
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the "Risk Factors" section of this Annual Report on Form 10-K.
General Economic and Market Conditions
We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; the continued effects of the COVID-19 pandemic and other public health emergencies; the Russian invasion of Ukraine and related geopolitical impacts; and a possible economic recession. While these factors continue to evolve, we plan to remain flexible and to optimize our business as appropriate and allocate resources, as necessary.
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
Pricing, Product Cost and Margins
To date, most of our revenue has been generated by sales of products which represented approximately 58% of our total revenue for each of the years ended December 31, 2022 and 2021. The remaining revenue was generated from subscription sales and services for our products. Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions, primarily within the United States. With the further development, enhancement, and maintenance of our analytics platform, which we refer to as Evolv Insights, as well as our plan to lead increasingly with our subscription offering, we expect subscription revenue as a percentage of total revenue to increase in future periods.

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
Continued Investment and Innovation
We believe that we are a global leader in AI-based weapons detection for security screening, offering transformative technologies that enable higher throughput, a more frictionless visitor experience, and substantial cost savings through our product innovations. Our performance is significantly dependent on the investment we make in our research and development efforts and on our ability to be at the forefront of the security screening industry. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop, and introduce innovative new products, enhance existing products and generate customer demand for our products. We believe that investment in our security screening products will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.
Components of Results of Operations
Revenue
We derive revenue from (1) subscription arrangements generally accounted for as operating leases, (2) the sale of products, inclusive of SaaS and maintenance, and (3) professional services. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer for product sales and upon installation or delivery for subscriptions. Revenue is recognized net of sales tax.
Product Revenue
We derive a portion of our revenue from the sale of our Express equipment (and prior to 2022, our Edge equipment) and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We expect product revenue to decline as a percentage of our overall revenue over time as more customers enter full subscription transactions with us and as the subscription becomes more valuable to our business.
Subscription Revenue
Subscription revenue is comprised of revenue derived from leasing Express and Edge units to our customers. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.
Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (1) distinct services, such as installation, training, SaaS, and maintenance, and (2) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment lease, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our consolidated statements of operations and comprehensive loss.
Services Revenue
Services revenue includes subscription-based SaaS and maintenance revenue related to products sold to customers, as well as installation and training services. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. Maintenance consists of technical support, bug fixes, and when-and-if available threat updates. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years.

Cost of Revenue
We recognize cost of revenue in the same manner that the related revenue is recognized.
Cost of Product Revenue
Cost of product revenue consists primarily of costs paid to our third party manufacturer and other suppliers, labor costs (including stock-based compensation), and shipping costs.
Cost of Subscription Revenue
Cost of subscription revenue consists primarily of shipping costs, an allocated portion of internal-use software amortization expense, depreciation expense related to leased units, and maintenance costs related to leased units. Maintenance costs consist primarily of labor (including stock-based compensation), spare parts, shipping costs, field service repair costs, equipment, and supplies.
Cost of Services Revenue
Cost of services revenue consists of costs related to installation and training services, an allocated portion of internal-use software amortization expense, and maintenance costs related to units purchased by customers. Maintenance costs consists primarily of labor (including stock-based compensation), spare parts, field service repair costs, equipment, and supplies.
Our estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. As of December 31, 2022, the warranty reserve was less than $0.1 million.
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
•Mix between purchase subscription sales and pure subscription sales;
•Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;
•Our ability to maintain our costs on the components that go into the manufacture of our product; and
•Write-offs of inventory.
We expect our gross margins to fluctuate over time, depending on the factors described above.
Research and Development
Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, and consulting and contractor costs. We expect research and development costs will increase for the year ending December 31, 2023 compared to the year ended December 31, 2022 primarily due to incremental investments in headcount and programs we are making to support our new product development efforts.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will increase for the year ending December 31, 2023 compared to the year ended December 31, 2022 due to an expected increase in customer facing headcount as we build out our sales, business development, and customer support capabilities.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and sales tax contingencies. We expect our general and administrative expenses will remain relatively consistent for the year ending December 31, 2023 compared to the year ended December 31, 2022 as we look to leverage previous investments made in people and processes.
Loss From Impairment of Property and Equipment
Impairment of property and equipment relates to Edge units and Express prototype units that are removed from service and retired as we transition our domestic customers to our most current Express units.
Interest Expense
Interest expense includes cash interest paid on our debt and amortization of deferred financing fees and costs.
Interest Income
Interest income relates to interest earned on money market funds and interest earned on our lease receivables for our Evolv Express units recognized as sales type leases.
Loss on Extinguishment of Debt
Loss on extinguishment of debt relates to a modification of the 2021 Convertible Notes (as defined below) due to an agreement with noteholders to receive an additional 1,000,000 shares of NHIC common stock as further consideration for the conversion of such notes consistent with the terms thereof, and interest due to each investor would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. This modification of the 2021 Convertible Notes was accounted for as an extinguishment.
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
Change in Fair Value of Common Stock Warrant Liability
We classify certain warrants for the purchase of shares of our common stock as a liability on our consolidated balance sheets as these warrants are freestanding financial instruments that may require us to adjust the exercise price and number of shares that is not consistent with a fixed-for-fixed option pricing model. The warrant liability is initially recorded at fair value on the issuance date of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the common stock warrant liability are recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. Changes in fair value of the common stock warrant liability will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification. In connection with the closing of the Merger, all common stock warrants that were issued prior to the closing of the Merger were converted into shares of the Company’s common stock.
Income Taxes
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the years ended December 31, 2022 and 2021 because we have historically incurred net operating losses and maintain a full valuation allowance against its deferred tax assets.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue:
Product revenue	$31,985	$13,631	$18,354	135%
Subscription revenue	17,569	7,803	9,766	125
Service revenue	5,641	1,959	3,682	188
Total revenue	55,195	23,393	31,802	136
Cost of revenue:
Cost of product revenue	41,575	12,279	29,296	239
Cost of subscription revenue	7,469	4,501	2,968	66
Cost of service revenue	4,422	2,584	1,838	71
Total cost of revenue	53,466	19,364	34,102	176
Gross profit	1,729	4,029	(2,300)	(57)
Operating expenses:
Research and development	18,771	11,458	7,313	64
Sales and marketing	46,639	26,099	20,540	79
General and administrative	37,719	19,869	17,850	90
Loss from impairment of property and equipment	1,161	1,869	(708)	(38)
Total operating expenses	104,290	59,295	44,995	76
Loss from operations	(102,561)	(55,266)	(47,295)	86
Other income (expense), net:
Interest expense	(712)	(6,068)	5,356	(88)
Interest income	3,165	—	3,165	*
Other expense, net	(64)	(617)	553	(90)
Loss on extinguishment of debt	—	(12,685)	12,685	*
Change in fair value of derivative liability	—	(1,745)	1,745	*
Change in fair value of contingent earn-out liability	6,988	47,360	(40,372)	(85)
Change in fair value of contingently issuable common stock liability	1,872	6,406	(4,534)	(71)
Change in fair value of public warrant liability	4,906	12,606	(7,700)	(61)
Change in fair value of common stock warrant liability	—	(879)	879	*
Total other income (expense), net	16,155	44,378	(28,223)	(64)
Net loss	$(86,406)	$(10,888)	$(75,518)	694%

*N/A – Not meaningful
Revenue, Cost of Revenue and Gross Profit
Product Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
Product revenue	$31,985	$13,631	$18,354	135%
Cost of product revenue	$41,575	$12,279	$29,296	239%
Gross profit - Product revenue	$(9,590)	$1,352	$(10,942)	(809) %
Gross profit margin - Product revenue	(30) %	10%	N/A	(40) %
The increases in product revenue and cost of product revenue are primarily due to the increase in product sales of Evolv Express units, which include the significant increase in the adoption of Evolv Express units by schools, healthcare facilities, hotels, casinos, and professional sports arenas. Further, during the year ended December 31, 2022, a higher relative mix of sales contracts were in the form of purchase subscription sales compared to leases.
We believe there are several key trends driving increased adoption of our solutions and growth in our product sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 295 new customers during the year ended December 31, 2022 compared to 84 new customers during the year ended December 31, 2021, (iii) the expansion of our existing customers' initial Evolv Express deployments to their other owned venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
The decrease in product gross profit and gross profit margin during the year ended December 31, 2022 compared to the year ended December 31, 2021 is attributable to several factors. We experienced strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets. These configurations generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price. Further, a higher percentage of sales were made through our channel partners, which are generally at a lower average sale price, and therefore a lower gross margin, during the year ended December 31, 2022 compared to the prior year. Product gross profit and gross profit margin were also adversely impacted by marketing and sponsorship arrangements with certain customers (which are reflected as an offset to revenue), increases in shipping costs, and the costs associated with the write-off of scrap inventory incurred without corresponding revenue. We expect to see improvement in our product gross profit margins as we continue to engineer our product with lower cost components. We also expect to see improvements in product gross margin to the extent shipping costs and high demand materials costs decline when global supply chain disruptions ease.
Subscription Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
Subscription revenue	$17,569	$7,803	$9,766	125%
Cost of subscription revenue	$7,469	$4,501	$2,968	66%
Gross profit - Subscription revenue	$10,100	$3,302	$6,798	206%
Gross profit margin - Subscription revenue	57%	42%	N/A	15%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base and a higher number of leased Evolv Express units deployed under our pure subscription contract model during the year ended December 31, 2022 compared to the year ended December 31, 2021. Subscription gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
Service Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
Service revenue	$5,641	$1,959	$3,682	188%
Cost of service revenue	$4,422	$2,584	$1,838	71%
Gross profit - Service revenue	$1,219	$(625)	$1,844	(295) %
Gross profit margin - Service revenue	22%	(32) %	N/A	54%
The increase in service revenue, cost of service revenue, and service gross profit are primarily due to the increased number of purchase subscription units deployed during the year ended December 31, 2022 compared to the year ended December 31, 2021, as well as an increase in the number of installation and training services performed. Service gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
Research and Development Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$14,568	$7,345	$7,223	98%
Materials and prototypes	652	1,837	(1,185)	(65)
Professional fees	2,806	1,562	1,244	80
Other	745	714	31	4
	$18,771	$11,458	$7,313	64%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting primarily from a full year of expense related to new employees hired in our research and development function during the year ended December 31, 2021 and, to a lesser extent, new hires during the year ended December 31, 2022. Stock compensation expense included in research and development expenses was $4.0 million for the year ended December 31, 2022 compared to $0.9 million for the year ended December 31, 2021. The decrease in materials and prototype costs is due to the transition from prototype production to standard manufacturing of the Evolv Express. The increase in professional fees primarily relates to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$31,591	$17,382	$14,209	82%
Direct marketing	5,457	4,292	1,165	27
Travel and entertainment	3,327	1,652	1,675	101
Professional fees	1,446	874	572	65
Other	4,818	1,899	2,919	154
	$46,639	$26,099	$20,540	79%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting primarily from a full year of expense related to new employees hired in our sales and marketing functions during the year ended December 31, 2021, and to a lesser extent, new hires during the year ended December 31, 2022, as well as an increase in commission expense related to higher sales during the year ended December 31, 2022 compared to the prior year. Stock compensation expense included in sales and marketing expenses was $10.0 million for the year ended December 31, 2022 compared to $5.7 million for the year ended December 31, 2021. The increase in direct marketing is primarily due to an increase in trade shows and events, which have begun to return to pre-pandemic levels. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. The increase in professional fees primarily relates to consulting costs incurred for training and website development. The increase in other expenses is primarily due to $1.4 million of increased shipping costs related to demo units and $1.0 million of certain one-time expenses, including a $0.4 million one-time payment to a former employee.
General and Administrative Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
Personnel related (including stock-based compensation)	$17,369	$7,213	$10,156	141%
Professional fees	8,715	5,527	3,188	58
Insurance costs	4,514	2,365	2,149	91
Non-income taxes	540	1,316	(776)	(59)
Other	6,581	3,448	3,133	91
	$37,719	$19,869	$17,850	90%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the years ended December 31, 2022 and 2021. Stock compensation expense included in general and administrative expenses was $7.6 million for the year ended December 31, 2022 compared to $2.8 million for the year ended December 31, 2021. The increase in professional fees is due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. The increase in insurance costs is due primarily to director and officer insurance expense in relation to being a public company. The increase in non-income taxes is due to a sales tax contingency liability as we may owe additional sales and use taxes in various jurisdictions. The increase in other expenses is due primarily to $2.1 million increase of certain one-time expenses, a $0.5 million increase in IT and software subscription costs, a $0.3 million increase in depreciation and amortization expense, and $0.2 million of expense related to Express units donated through Give Evolv, offset by $0.7 million of non-capitalizable transaction costs incurred during the year ended December 31, 2021 related to the Merger.
Loss From Impairment of Property and Equipment
Impairment of property and equipment was $1.2 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively. As we transition existing domestic customers to our current Express model, we are removing Edge units and Express prototype units from service, which results in the impairment of the remaining economic value of such units.
Interest Expense
Interest expense was $0.7 million for the year ended December 31, 2022, compared to $6.1 million for the year ended December 31, 2021. The decrease was primarily due to interest expense on the Convertible Notes during the year ended December 31, 2021. The Convertible Notes converted to the Company’s common stock upon closing of the Merger in July 2021.
Interest Income
Interest income of $3.2 million for the year ended December 31, 2022 related primarily to interest earned on money market funds. No interest income was earned for the year ended December 31, 2021.

Loss on Extinguishment of Debt
Loss on extinguishment of debt of $12.7 million for the year ended December 31, 2021 related to a modification of the 2021 Convertible Notes due to an agreement with noteholders to receive an additional 1,000,000 shares of NHIC common stock as further consideration for the conversion of such notes.
Change in Fair Value of Derivative Liability
Change in fair value of the derivative liability was $(1.7) million for the year ended December 31, 2021, resulting from an increase in the fair value of the Company's stock given the pending Merger. The derivative liability was derecognized in connection with the closing of the Merger in July 2021.
Change in Fair Value of Contingent Earn-out Liability
Change in fair value of the contingent earn-out liability was $7.0 million and $47.4 million for the years ended December 31, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability was $1.9 million and $6.4 million for the years ended December 31, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability was $4.9 million and $12.6 million for the years ended December 31, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger in July 2021.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability was $(0.9) million for the year ended December 31, 2021, resulting from the conversion of the common stock warrant liability upon the closing of the Merger in July 2021 and mark-to-market adjustments prior to the closing of the Merger.
Income Taxes
There is no provision for income taxes for the years ended December 31, 2022 and 2021 because we have historically incurred net operating losses and maintain a full valuation allowance against our deferred tax assets. We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of December 31, 2022, we had $229.8 million in cash and cash equivalents. We incurred a net loss of $86.4 million and $10.9 million for the years ended December 31, 2022 and 2021, respectively. We incurred cash outflows from operating activities of $74.7 million and $56.8 million during the years ended December 31, 2022 and 2021, respectively.

We maintain substantially all of our cash and cash equivalents in accounts with U.S. and multi-national financial institutions, including SVB, and our deposits at these institutions exceed insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The FDIC created a successor bridge bank, SVBB, and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Federal Reserve, the U.S. Treasury Department, and the FDIC. On March 12, 2023, the Federal Reserve, the U.S. Treasury Department, and the FDIC announced in a joint statement that all SVB deposits, including both insured and uninsured amounts, would be available in full to account holders. The Company does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. However, we are currently assessing our banking relationships and the related concentration of deposits at any single financial institution, and are considering options available to reduce concentration risk.
We expect our cash and cash equivalents, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We may require additional capital to respond to the expected growth in the demand for equipment purchases to support our "leased equipment" offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and in either the short-term or long-term may determine to engage in debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as public health emergencies, including the COVID-19 pandemic and its variants, international political turmoil, including Russia's invasion of Ukraine, ongoing supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
PIPE Investment and Proceeds from the closing of the Merger
In March 2021, prior to the completion of the Merger, we entered into subscription agreements (collectively, the "PIPE Investment") with certain parties subscribing for shares of our common stock. In July 2021, we received gross proceeds of $300.0 million from the PIPE Investment, as well as $84.9 million in proceeds, net of redemptions received in connection with the closing of the Merger.
Financing Arrangements
In September and December of 2020, we issued a total of $4.0 million of convertible notes (the “2020 Convertible Notes”). In January and February 2021, we issued a total of $30.0 million of convertible notes with a maturity date of September 2021 (the "2021 Convertible Notes").
In December 2020, we entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024, and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022. Under the terms of the JPM Credit Agreement, we received proceeds of $10.0 million. We fully repaid all borrowings under the JPM Credit Agreement and terminated the JPM Credit Agreement in November 2022.
Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense), net, which was recorded during the year ended December 31, 2021.
On December 21, 2022 (the “SVB Closing Date”), we entered into a loan and security agreement by and among the Company, Legacy Evolv, and SVB (the "2022 SVB Credit Agreement") in order to finance purchases of hardware to be leased to customers. The 2022 SVB Credit Agreement provides for an initial term loan advance of $30.0 million, which is approximately equivalent to the value of all hardware purchases made to support leasing transactions with our customers through the SVB Closing Date, with the opportunity to obtain, within 18 months after the SVB Closing Date, additional term loan advances, subject to the satisfaction of certain conditions, in an aggregate principal amount equal to $20.0 million, (subject to an increase of an additional $25.0 million upon the satisfaction of certain conditions and approval from SVB) (collectively, the "2022 SVB Term Loans" and each a "2022 SVB Term Loan"). Each 2022 SVB Term Loan will mature on the 36-month anniversary of the extension thereof. The obligations under the 2022 SVB Credit Agreement are secured by a perfected security interest in substantially all of the Company's assets, with the exception of intellectual property, pursuant to the terms of the 2022 SVB Credit Agreement. The interest rate applicable to the SVB Term Loans is the greater of (a) the Wall Street Journal Prime Rate plus 1.0% or (b) 7.25% per annum. Interest and principal under the SVB Credit Agreement are payable monthly. Each 2022 SVB Term Loan advance may be prepaid in full, subject to certain conditions, with payment of (calculated, in each case, based on the then-outstanding principal amount of such 2022 SVB Term Loan advance subject to prepayment) a prepayment premium equal to (i) 1.0% if prepaid on or prior to December 21, 2023; (ii) 0.75% if prepaid after December 21, 2023 but on or prior to December 21, 2024; (iii) 0.50% if prepaid after December 21, 2024 but on or prior to December 21, 2025; and (iv) 0.0% if prepaid after December 21, 2025.
The 2022 SVB Credit Agreement includes certain customary covenants, including a covenant that requires the Company to maintain all of its operating accounts, depository accounts and excess cash with SVB. Upon the occurrence of an event of default, SVB may, among other remedies, declare all obligations under the 2022 SVB Credit Agreement immediately due and payable. The Company has sufficient liquidity to repay all obligations under the 2022 SVB Credit Agreement, if necessary.
In connection with the closure of SVB on March 10, 2023 and the creation of SVBB, SVBB assumed all loans that were previously held by SVB. SVBB continues to hold the Company’s term loans under the same existing terms and covenants which were in place with SVB.
Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of December 31, 2022. We anticipate fulfilling such commitments with our existing cash and cash equivalents, as well as cash and cash equivalents obtained through operations and proceeds from long-term debt. Cash and cash equivalents amounted to $229.8 million as of December 31, 2022.
We entered into a lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. We are required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space which is classified as restricted cash, non-current on the consolidated balance sheet as of December 31, 2022. Total future minimum lease payments under this noncancelable operating lease amount to $2.1 million. See Note 6 to our consolidated financial statements for the year ended December 31, 2022.
Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(74,728)	$(56,781)
Net cash used in investing activities	(23,881)	(17,585)
Net cash provided by (used in) financing activities	20,510	377,829
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(78,109)	$303,463

Operating Activities

	Year Ended December 31,
	2022	2021
Net loss	$(86,406)	$(10,888)
Non-cash (income) expense	17,331	(28,813)
Changes in operating assets and liabilities	(5,653)	(17,080)
Net cash used in operating activities	$(74,728)	$(56,781)
Net loss increased from $10.9 million for the year ended December 31, 2021 to $86.4 million for the year ended December 31, 2022 as a result of the factors described in "Results of Operations" above.

Non-cash expenses for the year ended December 31, 2022 are primarily attributable to $22.5 million of stock-based compensation expense, $5.5 million of depreciation and amortization, $1.6 million of write-off of inventory, and $1.2 million of loss from impairment of property and equipment, offset by $13.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability. Non-cash expenses for the year ended December 31, 2021 are primarily attributable to a $12.7 million loss on debt extinguishment related to the 2021 Convertible Notes, $5.2 million of non-cash interest expense primarily related to the accretion of the debt discount associated with the 2021 Convertible Notes, $9.6 million of stock-based compensation expense, $2.9 million of depreciation and amortization, and $4.0 million of loss from impairment of property and equipment and inventory, offset by $63.7 million of an aggregate change in fair value of the derivative liability, common stock warrant liability, earn-out liability, contingently issuable common stock liability, and public warrant liability.

Changes in operating assets and liabilities for the year ended December 31, 2022 are primarily related to the following:

•$25.6 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$8.5 million increase in inventory primarily due to increased production of units to meet customer demand;
•$3.7 million increase in commission assets due to a higher volume of sales;
•$3.2 million increase in prepaid expense and other current assets primarily due to deposits paid to the Company's contract manufacturer; offset by
•$26.9 million increase in deferred revenue due to a higher volume of sales; and
•$7.7 million increase in accounts payable primarily due to amounts payable to the Company's contract manufacturer.

Changes in operating assets and liabilities for the year ended December 31, 2021 are primarily related to the following:

•$5.1 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$3.4 million increase in inventory primarily due to increased production of units to meet customer demand;
•$9.1 million increase in prepaid expense and other current assets primarily due to an increase in director and officer insurance premiums as a result of becoming a public company and an increase in deposits paid to the Company's contract manufacturer;
•$4.9 million increase in contract assets due to a higher volume of sales;
•$3.1 million increase in commission assets due to a higher volume of sales; offset by
•$4.8 million increase in deferred revenue due to a higher volume of sales; and
•$2.5 million increase in accrued expenses and other current liabilities due to an increase in sales and marketing and general and administrative expenses due to the growth in our business and operating as a public company, the timing of vendor invoicing and payments, and the increase in our sales tax contingency liability.
Investing Activities
During the year ended December 31, 2022, cash used in investing activities was $23.9 million, consisting of $21.5 million for the purchase of property and equipment, primarily related to the purchase of Express units to be leased to customers, and $2.7 million for the development of internal-use software, offset by $0.3 million of proceeds from the sale of property and equipment.

During the year ended December 31, 2021, cash used in investing activities was $17.6 million, primarily consisting of $16.6 million for the purchases of property and equipment and $1.0 million for the development of internal-use software.
Financing Activities
During the year ended December 31, 2022, cash provided by financing activities was $20.5 million, consisting of $29.7 million of proceeds from long-term debt, net of issuance costs, and $0.8 million of proceeds from the exercise of stock options, offset by $10.0 million of debt repayments.
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
Product Revenue
We derive a portion of our revenue from the sale of our Express equipment (and prior to 2022, our Edge equipment) and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We expect product revenue to decline as a percentage of our overall revenue over time as more customers enter full subscription transactions with us and as our subscription becomes more valuable to our business.
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

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (1) distinct services, such as SaaS, maintenance, installation and training, and (2) any add-on accessories. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment lease, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our consolidated statements of operations and comprehensive loss.
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
Standalone Selling Price
We allocate the transaction price to each distinct performance obligation based on the standalone selling price (“SSP”) of each product or service. Our contracts may include multiple performance obligations when customers purchase a combination of products and services. When our customer arrangements have multiple performance obligations that contain a lease as well as distinct services that are delivered simultaneously, we allocate the arrangement consideration between the lease deliverables and non-lease deliverables based on the relative estimated SSP of each distinct performance obligation. For multiple performance obligation arrangements that do not contain a lease, we allocate the contract’s transaction price to each performance obligation on a relative SSP basis.
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
After the closing of the Merger, we determine the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by Nasdaq on the date of grant.
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

Valuation of Contingent Earn-out Liability
The estimated fair value of the contingent earn-out shares is determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The significant assumptions utilized in the calculation are based on the achievement of certain stock price milestones including volatility, risk-free rate of return, likelihood of a change in control, and expected remaining term. For potential common stock issuances related to a stock price milestones, the fair value was determined based on our expectations of achieving such a milestone and the simulated estimated stock price on the expected date of achievement.
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
Valuation of Contingently Issuable Common Stock Liability
The estimated fair value of the contingently issuable common shares was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the vesting period. The significant assumptions utilized in the calculation are based on the achievement of certain stock price milestones including volatility, risk-free rate of return, likelihood of a change in control, and expected remaining term.
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
In connection with the closing of the Merger, we assumed the Public Warrants to purchase shares of common stock, which were classified as a liability, as the Public Warrants do not meet the criteria to be indexed to our common stock. Accordingly, we recorded the Public Warrants at fair value upon the closing of the Merger with a corresponding adjustment to additional paid-in capital. After the initial measurement, the fair value of the Public Warrants is subsequently remeasured quarterly based on the listed market price on the Nasdaq of such Public Warrants.

Valuation of Inventory
Inventory is valued at the lower of cost or net realizable value. Cost is computed using the weighted average method. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, record charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, our estimates of forecasted net revenue, market conditions and expected product life cycles. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional write-offs. Such charges are classified as cost of product revenue in the statements of operations and comprehensive loss. Any write-down of inventory to net realizable value creates a new cost basis.
Capitalized Software
Software development costs consist of certain consulting costs and compensation expenses for employees who devote time to the development of our internal-use software and software embedded in products to be sold or leased, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We amortize these development costs over the estimated useful life of four years. We determined that a four year life is appropriate for our capitalized software based on our best estimate of the useful life of the software after considering factors such as continuous developments in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
We determine the amount of software costs to be capitalized based on the amount of time spent by our developers and consultants on projects in the application stage of development. There is judgment in estimating the time allocated to a particular project in the application stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.
Leases
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Our operations are primarily within the United States, and we transact primarily in United States dollars. Therefore, we do not have any material foreign currency exposure. We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and to a lesser extent, inflation risk. The following analysis provides quantitative information regarding these risks.

Interest Rate Risk

Our exposures to market risk for changes in interest rates relate primarily to our cash and cash equivalents balances and our debt arrangements which bear floating interest rates. A rising interest rate environment will increase the amount of interest paid on our loans. We do not hedge our exposure to changes in interest rates. At December 31, 2022, we had $29.7 million in variable rate debt outstanding. Based upon a sensitivity analysis, a hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on our interest expense for the year ended December 31, 2022.
We had cash, cash equivalents and restricted cash totaling $230.1 million as of December 31, 2022. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. Based upon a sensitivity analysis, a hypothetical 100 basis point increase in interest rates would have increased our interest income by $2.3 million for the year ended December 31, 2022, and a 100 basis point decrease in interest rates would have decreased our interest income by $1.4 million for the year ended December 31, 2022.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation on our results of operations and financial condition have been immaterial. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. We cannot assure that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EVOLV TECHNOLOGIES HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Evolv Technologies Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evolv Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 24, 2023
We have served as the Company’s auditor since 2015.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$229,783	$307,492
Restricted cash	—	400
Accounts receivable, net	31,920	6,477
Inventory	10,257	2,890
Current portion of contract assets	2,852	1,459
Current portion of commission asset	3,384	1,645
Prepaid expenses and other current assets	14,388	10,757
Total current assets	292,584	331,120
Restricted cash, noncurrent	275	275
Contract assets, noncurrent	1,386	3,418
Commission asset, noncurrent	5,655	3,719
Property and equipment, net	44,707	23,783
Operating lease right-of-use assets	1,673	—
Other assets	1,835	542
Total assets	$348,115	$362,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,194	$6,045
Accrued expenses and other current liabilities	11,545	9,551
Current portion of deferred revenue	18,273	6,599
Current portion of deferred rent	—	135
Current portion of long-term debt	10,000	2,000
Current portion of operating lease liabilities	1,114	—
Total current liabilities	59,126	24,330
Deferred revenue, noncurrent	17,695	2,475
Deferred rent, noncurrent	—	333
Long-term debt, noncurrent	19,683	7,945
Operating lease liabilities, noncurrent	892	—
Contingent earn-out liability	14,218	21,206
Contingently issuable common stock liability	3,392	5,264
Public warrant liability	6,124	11,030
Total liabilities	121,130	72,583
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at December 31, 2022 and December 31, 2021, 145,204,974 and 142,745,021 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	15	14
Additional paid-in capital	419,190	396,064
Accumulated other comprehensive income (loss)	(10)	—
Accumulated deficit	(192,210)	(105,804)
Stockholders’ equity	226,985	290,274
Total liabilities and stockholders’ equity	$348,115	$362,857
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Revenue:
Product revenue	$31,985	$13,631
Subscription revenue	17,569	7,803
Service revenue	5,641	1,959
Total revenue	55,195	23,393
Cost of revenue:
Cost of product revenue	41,575	12,279
Cost of subscription revenue	7,469	4,501
Cost of service revenue	4,422	2,584
Total cost of revenue	53,466	19,364
Gross profit	1,729	4,029
Operating expenses:
Research and development	18,771	11,458
Sales and marketing	46,639	26,099
General and administrative	37,719	19,869
Loss from impairment of property and equipment	1,161	1,869
Total operating expenses	104,290	59,295
Loss from operations	(102,561)	(55,266)
Other income (expense), net:
Interest expense	(712)	(6,068)
Interest income	3,165	—
Other expense, net	(64)	(617)
Loss on extinguishment of debt	—	(12,685)
Change in fair value of derivative liability	—	(1,745)
Change in fair value of contingent earn-out liability	6,988	47,360
Change in fair value of contingently issuable common stock liability	1,872	6,406
Change in fair value of public warrant liability	4,906	12,606
Change in fair value of common stock warrant liability	—	(879)
Total other income (expense), net	16,155	44,378
Net loss	$(86,406)	$(10,888)

Weighted average common shares outstanding – basic and diluted	143,858,668	71,662,694
Net loss per share - basic and diluted	$(0.60)	$(0.15)

Net income (loss)	$(86,406)	$(10,888)
Other comprehensive income (loss)
Cumulative translation adjustment	(10)	—
Total other comprehensive income (loss)	(10)	—
Total comprehensive income (loss)	$(86,416)	$(10,888)
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2020	77,340,057	$75,877	9,846,830	$1	$10,110	$—	$(94,916)	$(84,805)
Issuance of warrants to purchase common stock	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	4,276,327	—	915	—	—	915
Issuance of common stock upon vesting of restricted stock units	—	—	2,625	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,106	—	—	8,106
Repurchase of common stock upon settlement of related party note	—	—	(43,665)	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the closing of the Merger	(77,340,057)	(75,877)	80,833,007	8	75,869	—	—	75,877
Issuance of common stock in connection with the closing of the Merger	—	—	10,391,513	1	84,944	—	—	84,945
Issuance of common stock in connection with the consummation of the PIPE Investment	—	—	30,000,000	3	299,997	—	—	300,000
Issuance of common stock for net settlement of common stock and preferred stock warrants upon settlement of the Merger	—	—	2,029,712	—	880	—	—	880
Issuance of common stock for the conversion of convertible notes	—	—	5,408,672	1	53,644	—	—	53,645
Issuance of public warrants in connection with the closing of the Merger	—	—	—	—	(23,636)	—	—	(23,636)
Payment of deferred offering costs in connection with the closing of the Merger and PIPE Investment	—	—	—	—	(36,075)	—	—	(36,075)
Initial fair value of contingent earn-out liability recognized upon the closing of the Merger	—	—	—	—	(67,021)	—	—	(67,021)
Initial fair value of contingently issuable common stock liability recognized upon the closing of the Merger	—	—	—	—	(11,670)	—	—	(11,670)
Net income/(loss)	—	—	—	—	—	—	(10,888)	(10,888)
Balances at December 31, 2021	—	—	142,745,021	14	396,064	—	(105,804)	290,274
Issuance of common stock upon exercise of stock options	—	—	1,894,179	1	827	—	—	828
Issuance of common stock upon vesting of restricted stock units	—	—	565,774	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	22,299	—	—	22,299
Cumulative translation adjustment	—	—	—	—	—	(10)	—	(10)
Net income/(loss)	—	—	—	—	—	—	(86,406)	(86,406)
Balances at December 31, 2022	—	—	145,204,974	$15	$419,190	$(10)	$(192,210)	$226,985
______________________

(1)
The shares of the Company’s convertible preferred stock and common stock, prior to the Merger (as defined in Note 3) have been retrospectively restated to reflect the exchange ratio of 0.378 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(86,406)	$(10,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,465	2,895
Write-off of inventory	1,582	2,132
Adjustment to property and equipment for sales type leases	(625)	(91)
Loss from impairment of property and equipment	1,161	1,869
Loss on disposal of property and equipment	—	617
Stock-based compensation	22,498	9,596
Non-cash interest expense	55	5,245
Non-cash lease expense	811	—
Provision recorded for allowance for doubtful accounts	150	(13)
Loss on extinguishment of debt	—	12,685
Change in fair value of derivative liability	—	1,745
Change in fair value of common stock warrant liability	—	879
Change in fair value of earn-out liability	(6,988)	(47,360)
Change in fair value of contingently issuable common stock	(1,872)	(6,406)
Change in fair value of public warrant liability	(4,906)	(12,606)
Changes in operating assets and liabilities
Accounts receivable	(25,593)	(5,063)
Inventory	(8,495)	(3,436)
Commission assets	(3,675)	(3,072)
Contract assets	639	(4,877)
Other assets	(419)	32
Prepaid expenses and other current assets	(3,174)	(9,148)
Accounts payable	7,661	765
Deferred revenue	26,887	4,832
Deferred rent	—	457
Warranty Reserve	—	(42)
Accrued expenses and other current liabilities	1,462	2,472
Operating lease liability	(946)	—
Net cash used in operating activities	(74,728)	(56,781)
Cash flows from investing activities:
Development of internal-use software	(2,720)	(1,028)
Purchases of property and equipment	(21,473)	(16,557)
Proceeds from sale of property and equipment	312	—
Net cash used in investing activities	(23,881)	(17,585)
Cash flows from financing activities:
Proceeds from exercise of stock options	827	915
Proceeds from issuance of common stock from the PIPE Investment	—	300,000
Proceeds from the closing of the Merger	—	84,945
Payment of offering costs from the closing of the Merger and PIPE Investment	—	(34,132)
Repayment of financing obligations	—	(359)
Proceeds from long-term debt, net of issuance costs	29,683	31,882
Repayment of principal on long-term debt	(10,000)	(5,422)
Net cash provided by (used in) financing activities	20,510	377,829
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(78,109)	303,463
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	4,704
Cash, cash equivalents and restricted cash at end of period	$230,058	$308,167
Supplemental disclosure of cash flow information

Cash paid for interest	$581	$850
Supplemental disclosure of non-cash activities
Capital expenditures incurred but not yet paid	7,552	2,936
Capitalization of stock compensation	205	53
Deferred offering costs included in accounts payable	—	1,943
Conversion of convertible preferred stock to common stock	—	75,877
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	—	67,021
Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	—	11,670
Conversion of common stock warrants to common stock in connection with the closing of the Merger	—	880
Initial fair value of public warrants in connection with the closing of the Merger	—	23,636
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$229,783	$307,492
Restricted cash	—	400
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$230,058	$308,167
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
Risks and uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the human security industry including, but not limited to, the successful development, commercialization, marketing and sale of existing and new products, market fluctuations and the impact on operating results and financial risks, protection of proprietary knowledge and patent risks, dependence on key personnel, competition, technological challenges, cybersecurity risks, customer demand, and management of growth. Potential risks and uncertainties also include, without limitation, uncertainties regarding the duration and magnitude of the impact of the COVID-19 pandemic, including variants, on the Company’s business and the economy in general.
COVID-19 has, and may continue to, disrupt third-party contract manufacturer and supply chain. We may also experience customer payment delays for our products which could negatively impact our results of operations. We may also experience some delays in installation of our products at customers’ facilities, which could lead to postponed revenue recognition for those transactions. We have experienced supply chain challenges due to the COVID-19 pandemic. The long-term effects of COVID-19 on the global economy and on us are difficult to assess or predict and may include a further decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services, and reduced sales in geographic locations impacted.
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
Revision of Prior Period Financial Statements

In preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company identified errors in its previously issued financial statements whereby (a) certain expenses that were cost of subscription revenue related and cost of service revenue related were inaccurately classified as sales and marketing expenses on the consolidated statements of operations and comprehensive loss, (b) certain equipment under lease or held for lease was inaccurately classified as inventory on the consolidated balance sheets and a portion of the cash outflows related to the equipment under lease or held for lease were misclassified between operating and investing cash flows on the consolidated statements of cash flows, and (c) the vesting of warrants related to the Business Development Agreement disclosed in Note 16 were not accounted for accurately. The identified errors impacted the Company's previously issued

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. The Company has made adjustments to the prior period amounts presented in these financial statements accordingly. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors. The Company evaluated the errors and determined that the related impacts were not material to any previously issued annual or interim financial statements. The impact of the revisions to the quarterly periods ending June 30, 2021 and September 30, 2021 are presented in the Company's Quarterly Reports on Form 10-Q for the periods ending June 30, 2022 and September 30, 2022, respectively. The impacts of the revisions to the periods presented in this Annual Report on Form 10-K are included in Note 21. The impact of the revisions to the quarterly periods ending March 31, 2022 and March 31, 2021 are presented in Note 22.
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
Risk of Concentrations of Credit, Significant Customers and Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, and accounts receivable, net. We maintain substantially all of our cash and cash equivalents with U.S. and multi-national financial institutions, including Silicon Valley Bank ("SVB"), and our deposits at these institutions are in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Federal Reserve, the U.S. Treasury Department, and the FDIC. While the Federal Reserve, the U.S. Treasury Department, and the FDIC announced in a joint statement on March 12, 2023 that all SVB deposits, including both insured and uninsured amounts, would be available in full to account holders, a similar failure of a depository institution could impact access to our cash and cash equivalents and could adversely impact our operating liquidity and financial performance. Other than cash and cash equivalents held at SVB, the Company maintains its cash, cash equivalents and restricted cash with financial institutions that management believes to be of high credit quality.
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net balance at each respective balance sheet date. No single customer represented more than 10% of the Company's total revenue for the year ended December 31, 2021. The following table presents customers that represent 10%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or more of the Company’s total revenue for the year ended December 31, 2022. Both customers shown are channel partners of the Company.

Year Ended December 31, 2022
Motorola Solutions, Inc.	20.9%
Customer A	10.1%
31.0%
The following table presents customers that represent 10% or more of the Company’s accounts receivable, net. Each customer shown is a channel partner of the Company.

	December 31,
	2022	2021
Motorola Solutions, Inc.	39.0%	18.2%
Customer B		11.8%
Customer C	16.0%
	55.0%	30.0%
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash as reported on the consolidated statement of cash flows consists of the following (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$229,783	$307,492
Restricted cash	275	675
Total cash, cash equivalents, and restricted cash	$230,058	$308,167
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash relates to a letter of credit on the Company’s office lease in Waltham, Massachusetts, all of which is included in restricted cash, noncurrent in the consolidated balance sheet as of December 31, 2022. As the letter of credit is reduced restricted cash is reclassified to cash and cash equivalents.
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
•Level 1 — Quoted prices in active markets for identical assets or liabilities.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
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
Contingent Earn-out
In connection with the Merger and pursuant to the Merger Agreement, certain of the Legacy Evolv’s shareholders and Legacy Evolv Service Providers are entitled to receive additional shares of the Company’s common stock (the “Earn-Out Shares”) upon the Company achieving certain milestones:
•Triggering Event I – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, by March 8, 2026, the price of the Company’s common stock is greater than $12.50 per share for any 20 trading days within any 30 trading day period.
•Triggering Event II – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, by March 8, 2026, the price of the Company’s common stock is greater than $15.00 per share for any 20 trading days within any 30 trading day period.
•Triggering Event III – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, by March 8, 2026, the price of the Company’s common stock is greater than $17.50 per share for any 20 trading days within any 30 trading day period.
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
The Earn-Out Shares issued to employees, officers, directors, and non-employees are based on achievement of certain target share price contingencies and for the employees and officers, subject to continued employment, (the “Earn-

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Out Service Providers”) represents share-based compensation and is included in additional paid-in capital on the Company’s balance sheet. Corresponding stock-based compensation expense is recorded in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. As a condition to being issued Earn-Out Shares, the Earn-Out Service Providers must still be providing services to the Company on the date of the issuance of the shares. If the relationship with the service provider is terminated prior to the issuance of the Earn-Out Shares, the shares will be redistributed to the remaining participants in the Earn-Out Shares.
Contingently Issuable Common Stock
Prior to the Merger, NewHold Industrial Technology Holdings, LLC, the sponsor of the NHIC special purpose acquisition company owned 4,312,500 shares of NHIC Class B common stock (the “Founder Shares). Upon the closing of the merger, NHIC Class A and Class B common stock became the Company’s common stock. The Founder Shares outstanding were subject to certain share-performance-based vesting provisions as follows:
•Vesting Provision I – 1,897,500 shares of the Company’s common stock shall vest and no longer be subject to forfeiture as of the Merger;
•Vesting Provision II – if within five years following the closing of the Merger, the last reported sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period, then 948,750 shares of the Company’s common stock shall vest and no longer be subject to forfeiture and
•Vesting Provision III – if within five years following the closing of the Merger, the last reported sale price of the Company’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, then 948,750 shares of the Company’s common stock) shall vest and no longer be subject to forfeiture.
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
The estimated fair value of the contingently issuable common shares was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including expected stock price volatility, risk-free rate of return, likelihood of change in control, and remaining term.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s operating leases are presented in the consolidated balance sheet as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the weighted average method. The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, records charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as product cost of revenues in the consolidated statement of operations and comprehensive loss. Any write-down of inventory to net realizable value creates a new cost basis. The Company recorded $1.6 million and $2.1 million in inventory write-offs during the years ended December 31, 2022 and 2021, respectively. These write-offs primarily relate to Edge units and prior generation Express units, as the Company is no longer selling these products, as well as other inventory that was determined to be obsolete or unsellable.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Estimated useful lives are periodically assessed to determine if changes are appropriate. Leasehold improvements are depreciated using the straight-line method over the lesser of the lease term or its estimated economic useful life. Lease terms are used based upon the initial lease agreement and do not consider potential renewals or extensions until such time that the renewals or extensions are contracted. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statements of operations and comprehensive loss in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.
The Company’s leases for leased equipment generally are 48 months. The Company’s subscription contracts are generally classified as operating leases because title does not transfer and they do not meet any of the other criteria per Accounting Standards Codification 842 – Leases (“ASC 842”).
The Company evaluates property and equipment for obsolescence and impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations and comprehensive loss when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company recorded impairment losses of $1.2 million and $1.9 million during the years ended December 31, 2022 and 2021, respectively. These impairment losses related primarily to Edge and Express prototype units that were taken out of service and retired.
The Company capitalizes certain software development costs, including consulting costs and compensation expenses for employees who devote time to the development projects, beginning upon completion of the preliminary project stage (in relation to internal-use software) or upon establishment of technological feasibility (in relation to software embedded in products to be sold or leased), and through the date the software is ready for its intended use. The Company records software development costs in property and equipment, net. Costs incurred in the preliminary stages of development activities and post implementation are expensed in the period incurred and are recorded in research and development expense in the consolidated statements of operations and comprehensive loss. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Once the project is available for general release, capitalization ceases, and the asset can begin amortization. Capitalized software costs are amortized on a straight-line basis over their estimated useful life, which is generally four years, and are recorded in cost of subscription revenue and cost of service revenue in the consolidated statements of operations and comprehensive loss.
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
Segment Information
The Company determined that it has one operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its President and Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells security screening products and specific services, and accordingly has one reportable segment for financial reporting purposes.
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
The Company derives revenue from (1) subscription arrangements accounted for as operating leases under ASC 842 (and ASC 840, Leases ("ASC 840") prior to the adoption of ASC 842) and (2) from the sale of products, inclusive of SaaS and maintenance and (3) professional services. The Company’s arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.
Product Revenue
The Company derives revenue from the sale of its Express equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer. Transfer of control occurs when the Company has transferred title and risk of loss and has a present right to payment for the equipment, which follows the terms of each customer contract. Products are predominately sold with distinct services, which are described in the services section below.
Subscription Revenue - Leases as Lessor

In addition to selling our products directly to customers, we also derive revenue from leasing our equipment, which we classify as subscription revenue. Lease terms are typically four years, generally do not include unilateral options by either the Company or our customer to extend, terminate or to purchase the underlying asset, and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and recognized ratably over the duration of the lease. There are no variable lease payments as a part of these arrangements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the equipment over the lease term. The non-lease components relate to (1) distinct services, such as SaaS and maintenance, (2) any add-on accessories, and (3) installation and training. Installation and training are included in service revenue as described below, and add-on accessories are included in product revenue. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an operating lease for all underlying asset classes. In the evaluation of whether the lease component (equipment) or the non-lease components associated with the lease component (SaaS and maintenance) is the predominant component, the Company determined that the lease component is predominant as we believe the customer would ascribe more value to the use of the security equipment than that of the SaaS and maintenance services. Therefore, the Company accounts for the combined lease component under ASC 842. The equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in the consolidated statements of operations and comprehensive loss. The installation and training services represent distinct services provided to customers. These activities are considered separate performance obligations to the customer and therefore are considered non-lease components. As installation and training services are performed prior to lease commencement, the timing and pattern of transfer for these services differ from that of the lease component and are not eligible to be combined.

We exclude from variable payments all lessor costs that are explicitly required to be paid directly by a lessee on behalf of the lessor to a third party. Revenue related to leases entered into with related parties were $0.6 million and less than $0.1 million during the years ended December 31, 2022 and 2021, respectively.

Installation and training are generally billed to the lessee as part of the lease contract billing, according to various contractual terms. The installation and training costs incurred by the Company are accounted for as a fulfillment cost and are included in the cost of services revenue in the consolidated statements of operations and comprehensive loss.
Services Revenue
The Company provides SaaS, maintenance, installation and training services for our products. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. Maintenance consists of technical support, bug fixes and when-and-if available threat updates. SaaS and maintenance revenue is recognized ratably over the period of the arrangement.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Channel Partners
A portion of the Company’s revenue is also generated by sales to its channel partners. When the Company transacts with a channel partner, its contractual arrangement is with the channel partner and not with the end-use customer. In these transactions, the channel partner is considered the customer; the Company has discretion over the pricing to the channel partner and maintains overall control of the inventory and sales process to the channel partner. Right of return does not generally exist. Whether the Company transacts with a channel partner and receives the order from a channel partner or directly from an end-use customer, its revenue recognition policy and resulting pattern of revenue recognition is the same.
Transaction Price
The transaction price is the amount of consideration that the Company expects to be entitled for providing goods and services under a contract, which can include both fixed and variable consideration. The Company may also provide discounts to customers which reduce the transaction price. From time-to-time, the Company may offer customers the option to purchase additional goods and services at a fixed price. In these circumstances, the Company assesses whether these offers constitute a material right, and if so, the Company would account for the material right as a separate performance obligation. Other types of variable consideration are not considered significant. The Company does not normally provide for rights of returns to customers on product sales and, therefore, does not record a provision for returns. Amounts paid or payable to customers, including those related to sponsorship arrangements, are recognized as a reduction of the transaction price, and therefore, of revenue unless the payment is in exchange for a distinct good or service.
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
Equipment is sold or leased with embedded software, which is considered a single performance obligation. Maintenance, which includes future updates, security threat updates, and minor bug fixes on a when-and-if available basis, is considered a single performance obligation. SaaS, which include data-driven security information and analytics insights, is also considered a performance obligation. Installation and training are considered separate performance obligations and are included within service revenue. Any add-on accessories are also considered separate performance obligations and are included in product revenue.
Payment terms
Payment terms for customer orders are typically 30 days after the shipment or installation of the product. Generally, the Company’s contracts do not contain a significant financing component.
Multiple Performance Obligations within an Arrangement
The Company’s contracts may include multiple performance obligations when customers purchase a combination of products and services. When the Company’s customer arrangements have multiple performance obligations that contain an equipment lease for the customer’s use as well as distinct services that are delivered simultaneously, the Company allocates the arrangement consideration between the lease deliverables and non-lease deliverables based on the relative estimated SSP of each distinct performance obligation. For multiple performance obligation arrangements that do not contain a lease, the Company allocates the contract’s transaction price to each performance obligation on a relative SSP basis. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions, internally approved pricing guidelines, and observable pricing data such as standard cost metrics related to the performance obligation.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, officers, directors and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. The Company issues stock-based awards with service-based vesting conditions and records the expense for these awards using the straight-line method. Forfeitures are accounted for as they occur.
In January 2021, the Company granted warrants (the "Finback Common Stock Warrants") exercisable for 2,552,913 shares of common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC ("Finback"), a consulting group affiliated with one of the Company's shareholders. The Finback Common Stock Warrants vest upon meeting certain sales criteria as defined in a business development agreement (the "Finback BDA") which has a term of three years. The Finback Common Stock Warrants expire in January 2031. The Finback Common Stock Warrants are accounted for under ASC 718 Compensation - Stock Compensation as the warrants vest upon certain performance conditions being met.
Prior to the closing of the Merger, there was not a public market for the shares of the Company’s common stock. The Company’s determination of the fair value of stock options on the date of grant utilized the Black-Scholes option-pricing model and was impacted by its common stock price, as determined by the Board of Directors with input from the Company’s management, as well as changes in assumptions regarding a number of subjective variables. These variables included, but were not limited to, the expected term that options remained outstanding, the expected common stock price volatility over the term of the option awards, risk-free interest rates, and expected dividends. The Company valued its common stock taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors since the date of the most recent contemporaneous valuation through the date of grant. After the closing of the Merger, the Company determines the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by Nasdaq on the date of grant.
Pursuant to the Merger Agreement, the Company will issue 15,000,000 earn-out shares of the Company’s common stock to Legacy Evolv shareholders and Legacy Evolv Service Providers including employees, officers, directors and non-employees based on the achievement of certain target share price contingencies and subject to continued employment. The company classifies the share-based compensation arrangement with Legacy Evolv Service Providers as equity on its balance sheet and corresponding stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. Of the total 15,000,000 earn-out shares of the Company’s common stock, 2,849,587 earn-out shares can be earned by the Legacy Evolv Service Providers and are subject to the stock-based compensation guidance. As a condition for Earn-Out Shares being issued to Earn-Out Service Providers, the service provider must be providing services to the Company on the date of the issuance of the shares. If the relationship with the service provider is terminated prior to the issuance of the Earn-Out Shares, the shares will be redistributed to the remaining participants in the Earn-Out Shares.
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
The Company evaluates at the end of each reporting period whether some or all the undistributed earnings of its foreign subsidiaries are permanently reinvested. The Company would recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested and will not be permanently reinvested in the future. As of December 31, 2022 and 2021, the Company had no foreign earnings in any foreign jurisdictions.
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
In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.
Recently Adopted Accounting Pronouncements
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $3.0 million and operating right-of-use assets of $2.5 million, along with the write-off of certain deferred rent balances of $0.5 million within the Company’s consolidated balance sheets as of January 1, 2022. The adoption did not have a significant impact on the Company’s consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance effective January 1, 2022 and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU 2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. ASU 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this guidance effective January 1, 2022 and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities and smaller reporting companies to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company adopted this guidance effective January 1, 2023, and does not expect that adoption of the guidance will have a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company adopted this guidance effective January 1, 2023, and does not expect that adoption of the guidance will have a material impact on its consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Merger with NHIC
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
Evolv had previously indicated that it would list units (consisting of one share of common stock and one-half of one warrant) on Nasdaq under the ticker symbol EVLVU, in continuation of the listing of the units NHIC sold in its initial public offering on August 4, 2020 under the ticker symbol NHICU. In September 2021, our transfer agent separated the units into the component shares and warrants at the closing of the Merger, and as a result the Evolv units were not made eligible to settle through the facilities of The Depository Trust Company. Accordingly, all trades in the units from July 19, 2021 (the first trading day after the completion of the Merger) until August 24, 2021 were settled between brokers in the shares and warrants underlying the units. Trading in ticker symbol EVLVU was halted on August 24, 2021, and no trades in the units were permitted or occurred since that date. The units were delisted from Nasdaq effective September 10, 2021.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to 0.378 newly-issued shares of the Company’s common stock for each share of Legacy Evolv common stock (the “Exchange Ratio”).
All outstanding warrants exercisable for common stock in Legacy Evolv (other than warrants that expired, were exercised, or were deemed automatically net exercised immediately prior to the Merger) were exchanged for warrants exercisable for the Company’s common stock with the same terms and conditions except adjusted by the Exchange Ratio.
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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$149,971	$—	$—	$149,971
	$149,971	$—	$—	$149,971
Liabilities:
Long-term debt including current portion	$—	$29,683	$—	$29,683
Contingent earn-out liability	—	—	14,218	14,218
Contingently issuable common stock liability	—	—	3,392	3,392
Public Warrant liability	6,124	—	—	6,124
	$6,124	$29,683	$17,610	$53,417

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$297,536	$—	$—	$297,536
	$297,536	$—	$—	$297,536
Liabilities:
Long-term debt including current portion	$—	$9,945	$—	$9,945
Contingent earn-out liability	—	—	21,206	21,206
Contingently issuable common stock liability	—	—	5,264	5,264
Public Warrant liability	11,030	—	—	11,030
	$11,030	$9,945	$26,470	$47,445
As of December 31, 2022 and December 31, 2021, money market funds are included in cash and cash equivalents on the consolidated balance sheets.
The Company may also value its non-financial assets and liabilities, including items such as inventories and property and equipment, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.
The fair value classification of the public warrant liability as of December 31, 2021 has been updated to Level 1. During each of the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2, and Level 3.
Valuation of Common Stock Warrant
As defined and described in Note 13, the Company issued a 2019 SVB common stock warrant, a 2020 SVB common stock warrant, and a 2020 JPM common stock warrant (collectively the "Common Stock Warrants") for the purchase of Legacy Evolv's common stock. In connection with the closing of the Merger, all of the outstanding Common Stock Warrants were converted into shares of the Company's common stock.
The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include (1) the fair value per share of the underlying shares of applicable series of stock issuable upon exercise of the Common Stock Warrants, (2) the remaining contractual term, (3) the risk-free interest rate, (4) the expected dividend yield and (5) expected volatility of the price of the underlying applicable common stock. The Company estimated the fair value per share of the underlying applicable series of stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the Common Stock Warrants. The Company estimated a zero expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. As the Company was a private company up until the closing of the Merger and lacked company-specific historical and implied volatility information of its stock, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the Common Stock Warrants.
The following table provides a rollforward of the common stock warrant liability (in thousands):

Balance at December 31, 2020	$1
Change in fair value	879
Conversion of common stock warrant to common stock upon the closing of the Merger	(880)
Balance at December 31, 2021	$—

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation of Derivative Liability Related to Convertible Notes
In September and December 2020, the Company entered into a Convertible Note Purchase Agreement (the “2020 Convertible Notes”). The 2020 Convertible Notes provided a conversion option whereby upon the closing of a specified financing event the Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share of the securities paid by the other investors. This conversion option was determined to be an embedded derivative and was required to be bifurcated and accounted for separately from the 2020 Convertible Notes. The fair value of the derivative liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
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
In January and February 2021, the Company entered into a Convertible Note Purchase Agreement (the “2021 Convertible Notes”). The 2021 Convertible Notes provided a conversion option whereby upon the closing of a specified financing event, the 2021 Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to lower of 80% of the price per share of the securities paid by the other investors or price per share at which shares are issued and sold in connection with the conversion or cancellation of convertible notes (other than the 2021 Convertible Notes) or simple agreements for future equity (“SAFEs”) of the Company in such Qualified Financing. This conversion option was determined to be an embedded derivative and was required to be bifurcated and accounted for separately from the 2021 Convertible Notes. The fair value of the derivative liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
Upon the closing of the 2021 Convertible Notes, management determined that the probability of completing the specified financing event was 80%; thus, the value of the automatic conversion option was deemed to be 20% of the fair value of the capital stock to be issued upon conversion of the 2021 Convertible Notes, or $7.0 million. This amount represented the fair value of the embedded derivative at issuance. At the closing of the Merger, the fair value of the derivative liability was $9.2 million. On June 21, 2021, the Company modified the 2021 Convertible Notes to grant the holders an additional 1,000,000 shares of NHIC common stock as further consideration upon the automatic conversion of the notes upon closing of the Merger. The modification of the 2021 Convertible Notes resulted in the recognition of an additional $9.8 million derivative liability for the fair value of the 1,000,000 NHIC shares as of June 21, 2021. Prior to the closing of the Merger, the change in fair value of the derivative liability was $0.5 million.
The following table provides a rollforward of the derivative liability (in thousands):

Balance at December 31, 2020	$1,000
Initial fair value of the embedded derivative	16,986
Change in fair value	1,745
Settlement of derivative liability upon the closing of the Merger	(19,731)
Balance at December 31, 2021	$—
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv shareholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability on the closing of the Merger and are remeasured at each reporting period. As of December 31, 2022, no milestones have been achieved.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of December 31, 2022 were as follows: 90% expected stock price volatility, a risk-free rate of return of 4.2%, a 25% likelihood of change in control, and a remaining term of 3.2 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	68,566
Change in fair value	(47,360)
Balance at December 31, 2021	$21,206
Change in fair value	(6,988)
Balance at December 31, 2022	$14,218
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC shareholders owned 4,312,500 Founder Shares. 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC and the remaining 1,897,500 outstanding shares shall vest upon the Company achieving certain milestones (see Note 2). The Company’s contingently issuable common stock was recorded at fair value as contingent shares on the closing of the Merger and will be remeasured at each reporting period. As of December 31, 2022, no milestones have been achieved.
The fair value of the contingently issued common shares are determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of December 31, 2022 were as follows: 90% expected stock price volatility, a risk-free rate of return of 4.2%, a 25% likelihood of change in control, and a remaining term of 3.6 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	11,670
Change in fair value	(6,406)
Balance at December 31, 2021	$5,264
Change in fair value	(1,872)
Balance at December 31, 2022	$3,392
Valuation of Public Warrant Liability
Upon the closing of the Merger, the Company assumed the Public Warrants to purchase shares of the Company’s common stock. The Public Warrants are publicly traded and the initial fair value of the public warrants were based on the closing price as reported by Nasdaq on the date of the Merger and remeasured at each reporting period.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2020	$—
Initial fair value of the instrument	23,636
Change in fair value	(12,606)
Balance at December 31, 2021	$11,030
Change in fair value	(4,906)
Balance at December 31, 2022	$6,124
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

The Company derives revenue from (1) subscription arrangements generally accounted for as operating leases under ASC 842 (and ASC 840 prior to adoption of ASC 842) and (2) from the sale of products, inclusive of SaaS and maintenance and (3) professional services. The Company’s arrangements are generally noncancelable and nonrefundable after ownership passes to the customer for product sales and upon installation or delivery for subscriptions. Revenue is recognized net of sales tax.

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2022.

	Less than 1 year	Greater than 1 year	Total
Product revenue	$8,686	$—	$8,686
Subscription revenue	26,763	57,602	84,365
Service revenue	13,969	37,541	51,510
Total revenue	$49,418	$95,143	$144,561

The amount of minimum future leases is based on expected income recognition. As of December 31, 2022, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2023	26,763
2024	25,412
2025	21,388
2026	10,689
Thereafter	113
$84,365

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of December 31, 2022 and December 31, 2021, the Company had $2.9 million and $1.5 million in current portion of contract assets and $1.4 million and $3.4 million in contract assets, noncurrent on the consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $6.6 million during the year ended December 31, 2022 that was included in the 2021 deferred revenue balance. The Company recognized revenue of $2.3 million during the year ended December 31, 2021 that was included in the 2020 deferred revenue balance.

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2020	$4,242
Revenue recognized in relation to the beginning of the year contract liability balance	(2,300)
Revenue deferred	7,132
Balance at December 31, 2021	$9,074
Revenue recognized in relation to the beginning of the year contract liability balance	(6,632)
Revenue deferred	33,526
Balance at December 31, 2022	$35,968

The following table presents the Company’s components of lease revenue (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Revenue from sales-type leases	$1,123	$—
Interest income on lease receivables	224	—
Lease income - operating leases	17,569	7,803
Total lease revenue	$18,916	$7,803

The revenue from sales-type leases is related to the Evolv Express units where the lease term is for the major part of the economic life of the underlying equipment and is classified as product revenue in the consolidated statements of operations and comprehensive loss. The interest income on lease receivables is classified as other income (expense), net in the consolidated statements of operations and comprehensive loss. The lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the consolidated statements of operations and comprehensive loss.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Product revenue	$31,985	$13,631
Leased equipment	17,569	7,803
SaaS, maintenance, and other revenue	4,665	846
Professional services	976	1,113
Total revenue	$55,195	$23,393

The following table presents the Company's revenue by geographical region based on customer location (in thousands):

	Twelve Months Ended December 31,
	2022	2021
United States	$53,815	$22,254
Foreign	1,380	1,139
Total revenue	$55,195	$23,393

Contract Acquisition Costs

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $9.0 million and $5.4 million as of December 31, 2022 and December 31, 2021, respectively. During the years ended December 31, 2022 and 2021, the Company amortized commission expense of $4.1 million and $2.7 million, respectively.

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

For such arrangements, Give Evolv generally purchases the related products and services from Evolv through an intercompany transaction using the available donated proceeds from the transfer of common stock upon the closing of the Merger. Evolv will be responsible for the delivery of the units, in addition to providing related services, such as installation, training, and maintenance. Consideration transferred to Evolv for the related products and services may be in the form of common stock or cash. Shares of common stock may be sold to generate funds for the purposes of paying for the donated goods and services. The sales transactions between Evolv and Give Evolv eliminate in consolidation.

During the year ended December 31, 2022, the Company donated six Evolv Express units to schools, resulting in $0.2 million in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. No Evolv Express units were donated during the year ended December 31, 2021.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Leases

Company Headquarters (Waltham, MA)

In April 2021, the Company entered a sublease agreement for office and storage space for its corporate headquarters located at 500 Totten Pond Road in Waltham, MA. The sublease expires on October 31, 2024. The Company is required to maintain a minimum cash balance of $0.3 million as a security deposit on the space which is classified as restricted cash, non-current on the consolidated balance sheets. The Company pays for its proportionate share of building operating expenses and taxes that are treated as variable costs and excluded from the measurement of the lease. The sublease grants the Company an option to extend the term for an additional three years at the then fair market rent by giving the landlord nine months written notice. The Company was not reasonably certain to exercise the option to extend the lease and therefore the extension term was excluded from the measurement of the lease.

Storage Facilities

The Company additionally leases three storage spaces on a month-to-month basis that are classified as short-term leases.

Operating lease cost recognized during the year ended December 31, 2022 was $1.0 million. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 was $1.1 million.

The weighted-average remaining lease term and discount rate as of December 31, 2022 were as follows:

Weighted average remaining lease term	1.8 years
Weighted average discount rate	6.95%

Future annual lease payments under non-cancelable operating leases as of December 31, 2022 were as follows (in thousands):

Year Ended December 31:
2023	1,149
2024	981
Total future lease payments	2,130
Less: imputed interest	(124)
Present value of operating lease liability	$2,006

Rent expense recognized in accordance with ASC 840 for the year ended December 31, 2021 was approximately $0.9 million.

Future annual lease payments under non-cancelable operating leases as of December 31, 2021 under ASC 840 were as follows (in thousands):

Year Ended December 31:
2022	$1,116
2023	1,150
2024	981
Total	$3,247

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accounts Receivable

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2020	$(63)
Provisions	(50)
Write-offs, net of recoveries	63
Balance at December 31, 2021	$(50)
Provisions	(150)
Write-offs, net of recoveries	—
Balance at December 31, 2022	$(200)
8. Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$2,334	$1,050
Finished goods	7,923	1,840
Total	$10,257	$2,890

9. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid deposits	$9,666	$7,273
Prepaid subscriptions	897	411
Current portion of net investment in sales-type leases	337	206
Prepaid insurance	2,374	2,625
Other	1,114	242
Total	$14,388	$10,757

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computers and telecom equipment	$599	$40
Lab equipment	871	568
Furniture and fixtures	111	37
Leasehold improvements	542	491
Leased equipment	35,983	20,797
Capitalized software	4,150	1,146
Sales demo equipment	2,340	1,938
Equipment held for lease[1]	7,826	2,250
Construction in progress	71	—
	52,493	27,267
Less: Accumulated depreciation and amortization	(7,786)	(3,484)
	$44,707	$23,783
1Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of December 31, 2022 and 2021, the net book value of capitalized software was $3.5 million and $1.1 million, respectively. These amounts include $0.2 million and less than $0.1 million of capitalized stock compensation costs. Depreciation expense and amortization expense related to property and equipment was $5.5 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively, which included amortization expense of capitalized software of $0.6 million and less than $0.1 million for the years ended December 31, 2022 and 2021, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	December 31,
	2022	2021
Leased equipment	$35,983	$20,797
Accumulated depreciation	(5,802)	(2,631)
Leased equipment, net	$30,181	$18,166
Depreciation expense related to leased units was $4.3 million and $2.5 million during the years ended December 31, 2022 and 2021, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits expense	$7,225	$5,692
Accrued professional services and consulting	722	1,114
Accrued sales tax	1,680	1,204
Accrued property tax	54	302
Other	1,864	1,239
	$11,545	$9,551
12. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
Term loans payable	$30,000	$10,000
Less: Unamortized discount	(317)	(55)
	29,683	9,945
Less: Current portion of long-term debt	10,000	2,000
Long-term debt, net of discount	$19,683	$7,945
Term Loan Agreements
JPMorgan Chase Bank, N.A.(“JPM”) Credit Agreement
In December 2020, the Company entered into a $10.0 million credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”) with a maturity date of December 3, 2024 and a revolving line of credit of up to $10.0 million with a maturity date of December 3, 2022.
Principal and interest on the JPM Credit Agreement was payable monthly commencing on July 1, 2022. The JPM Credit Agreement accrued interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 2.25% or (B) 5.5%. The revolving line of credit accrued interest at an annual rate calculated as the greater of (A) the Wall Street Journal Prime Rate plus 1.25% or (B) 4.5%. Upon closing, the Company issued warrants to purchase 377,837 shares of common stock to the lender with an exercise price of $0.42 per share with a fair value of $0.1 million on the date of issuance. The Company incurred debt issuance costs of $0.1 million equal to the fair value of the warrants in connection with the JPM Credit Agreement. These costs were recorded as debt discount and were amortized to interest expense, using the effective interest method, over the term of the loan. Upon the closing of the Merger, the warrants were converted into shares of the Company's common stock. The Company’s obligations under the JPM Credit Agreement are secured by a first-priority security interest in all of its assets, including intellectual property.
We fully repaid all borrowings and accrued interest under the JPM Credit Agreement and terminated the JPM Credit Agreement in November 2022.
Silicon Valley Bank Credit Agreement
In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (the "2022 SVB Credit Agreement") in order to finance purchases of hardware to be leased to customers. The 2022 SVB Credit Agreement provides for an initial term loan advance of $30.0 million, which is approximately equivalent to the value of all

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hardware purchases made to support leasing transactions with the Company's customers through December 21, 2022 (the "SVB Closing Date"), with the opportunity to obtain, within 18 months after the SVB Closing Date, additional term loan advances, subject to the satisfaction of certain conditions, in an aggregate principal amount equal to $20.0 million (subject to an increase of an additional $25.0 million upon the satisfaction of certain conditions and approval from SVB). Each 2022 SVB Term Loan will mature on the 36-month anniversary of the extension thereof. The obligations under the 2022 SVB Credit Agreement are secured by a perfected security interest in substantially all of the Company's assets, with the exception of intellectual property, pursuant to the terms of the 2022 SVB Credit Agreement. The interest rate applicable to the SVB Term Loans is the greater of (a) the Wall Street Journal Prime Rate plus 1.0% or (b) 7.25% per annum. Interest and principal under the SVB Credit Agreement are payable monthly. Each 2022 SVB Term Loan advance may be prepaid in full, subject to certain conditions, with payment of (calculated, in each case, based on the then-outstanding principal amount of such 2022 SVB Term Loan advance subject to prepayment) a prepayment premium equal to (i) 1.0% if prepaid on or prior to December 21, 2023; (ii) 0.75% if prepaid after December 21, 2023 but on or prior to December 21, 2024; (iii) 0.50% if prepaid after December 21, 2024 but on or prior to December 21, 2025; and (iv) 0% if prepaid after December 21, 2025.
In connection with the closure of SVB on March 10, 2023 and the subsequent creation of SVBB (see Note 2), SVBB assumed all loans that were previously held by SVB. SVBB continues to hold the Company’s term loans under the same existing terms and covenants which were in place with SVB.
As of December 31, 2022, the unamortized debt discount and debt issuance costs were $0.3 million. As of December 31, 2022, the accrued interest on the 2022 SVB Credit Agreement was less than $0.1 million, which is included in accrued expenses and other current liabilities in the consolidated balance sheet. Interest expense related to the 2022 SVB Credit Agreement totaled less than $0.1 million for the year ended December 31, 2022. The interest rate in effect as of December 31, 2022 was 8.50% for the 2022 SVB Credit Agreement.
As of December 31, 2022, future principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2023	$10,000
2024	10,000
2025	10,000
$30,000
Convertible Note
In September 2020, the Company entered into the 2020 Convertible Notes with an investor for gross proceeds of $2.0 million with a stated interest rate of 6.0% per annum. An additional $2.0 million in gross proceeds were made available in December 2020 upon achievement of the integration milestone, whereby the Company successfully created software utilizing the investor’s application programming interface. The 2020 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds of the issuance of preferred stock totaled at least $10.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2020 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $1.0 million, and the notes, with an initial carrying value of $3.0 million, and included in long-term liabilities on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the merger. Interest expense related to the 2020 Convertible Notes totaled $0.3 million for the year ended December 31, 2021.
In January and February 2021, the Company entered into the 2021 Convertible Notes with various investors for gross proceeds of $30.0 million with a stated interest rate of 8.0% per annum. The 2021 Convertible Notes provided a conversion option whereby upon the closing of a Qualified Financing event, in which the aggregate gross proceeds totaled

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
at least $100.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the 2021 Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $7.0 million, and the notes, with an initial carrying value of $23.0 million, and included in long-term liabilities on the Company’s consolidated balance sheet. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount that was accreted to interest expense over the term of the Convertible Notes using the effective interest method. This derivative liability was derecognized as of December 31, 2021 as the liability was settled pursuant to the closing of the merger.
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
Upon the closing of the Merger, the Convertible Notes automatically converted into 4,408,672 shares of the Company’s common stock and the holders of the 2021 Convertible Notes also received the right to receive 1,000,000 shares of the Company’s common stock, as noted above. Upon the conversion of the Convertible Notes, the carrying value of the debt of $32.8 million, and the related derivative liability of $19.7 million and accrued interest of $0.2 million were derecognized resulting in a loss on extinguishment of debt of $0.9 million recorded in other income (expense). Interest expense related to the 2021 Convertible Notes totaled $4.9 million for the year ended December 31, 2021.
13. Warrants
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
In January 2021, the Company granted the Finback Common Stock Warrants. Upon the closing of the Merger, the vested Finback Common Stock Warrants automatically converted into 131,713 shares of the Company’s common stock. As of December 31, 2022, none of the vested Finback Common Stock Warrants were exercised.
In connection with the closing of the Merger, the Company assumed the Public Warrants for the purchase of 14,325,000 shares of common stock at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and recorded at its fair value of $23.6 million on the date of the closing of the Merger with an offset to additional paid-in-capital and are subsequently remeasured to fair value

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
at each reporting date based on the publicly available trading price. The change in fair value of the public warrant liability of $4.9 million was recognized for the year ended December 31, 2022 as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
As of December 31, 2022 and 2021, warrants to purchase the following classes of Preferred Stock and common stock outstanding consisted of the following in the tables below. The warrants outstanding as of December 31, 2021 have been updated to reflect the vested Finback Common Stock Warrants automatically converted to the Company's common stock upon the closing of the Merger:

December 31, 2022
Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
January 13, 2021	10	Common stock	Equity	2,421,200	$0.42
July 16, 2021	5	Common stock	Liability	14,324,994	$11.50
				16,746,194

December 31, 2021
Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
January 13, 2021	10	Common stock	Equity	2,421,200	$0.42
July 16, 2021	5	Common stock	Liability	14,324,994	$11.50
				16,746,194
14. Convertible Preferred Stock and Preferred Stock
Prior to the Merger, Legacy Evolv had issued Series A convertible preferred stock (“Series A Preferred Stock”), Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”), Series B convertible preferred stock (“Series B Preferred Stock”), and Series B-1 convertible preferred stock (“Series B-1 Preferred Stock”), collectively referred to as the “Preferred Stock”.
Pursuant to the Merger Agreement, immediately prior to the Merger, each share of Legacy Evolv’s Series A-1, Series B-1, and Series B preferred stock outstanding converted to Legacy Evolv common stock on a 1:1 conversion ratio. Pursuant to the Merger Agreement, immediately prior to the Merger, each share of Legacy Evolv’s Series A preferred stock outstanding converted to Legacy Evolv common stock on a 2:1 conversion ratio. On the closing date of the Merger, each share of Legacy Evolv common stock then issued and outstanding was canceled and the holders thereof in exchange received shares of Evolv Technologies Holdings, Inc. equal to 0.378 shares for each share of Legacy Evolv common stock. As of December 31, 2022 and 2021, the Company had no preferred stock outstanding as all convertible preferred stock converted to common stock upon closing of the Merger.
15. Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2022 and 2021, no cash dividends had been declared or paid.
As of December 31, 2022 and 2021, the Company had reserved 79,795,376 and 75,876,664 shares, respectively, of common stock for the conversion of the outstanding Preferred Stock, exercise of outstanding stock options, vesting of outstanding restricted stock units and performance stock units, vesting of contingent earn-out shares, vesting of contingently issuable common stock, granting of awards under the Company’s 2021 Equity Incentive Plan (see Note 16), issuance of shares under the 2021 Employee Stock Purchase Plan (see Note 16), and the exercise of outstanding warrants (see Note 13).

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Stock-Based Compensation
2013 Equity Incentive Plan
The Company’s 2013 Equity Incentive Plan (the “2013 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors, and non-employees of the Company. Per the initial terms of the 2013 Plan, up to 1,077,704 shares of common stock may be issued. The Company does not intend to issue any additional awards under the 2013 Plan.
2021 Equity Incentive Plan
The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, restricted stock units, performance stock units, and other stock-based awards to employees, officers, directors, and non-employees of the Company. A total of 21,177,295 shares of common stock were initially authorized under the 2021 Plan, subject to annual evergreen increases of up to 5% of total common shares outstanding as of the end of the prior year. As of December 31, 2022, 17,388,913 shares were available for future grant under the 2021 Plan. Shares, units, and options that are expired, forfeited, canceled, or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.
The 2021 Plan is administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Stock options granted to employees, officers, members of the Board of Directors and non-employees vesting terms are determined on an individual basis on the date of grant. Prior to the closing of the Merger, the Company’s Board of Directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. After the closing of the Merger, the fair value of each share of common stock underlying stock-based awards is based on the closing price of our common stock as reported by Nasdaq on the date of grant.
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.6%	0.7%
Expected term (in years)	6.1	6.0
Expected volatility	75.0%	31.4%
Expected dividend yield	0.0%	0.0%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s stock option activity since December 31, 2020 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	18,770,767	$0.36
Granted	6,472,725	0.42
Exercised	(2,806,961)	0.33
Exercised upon settlement of related party note	(1,469,366)	0.24
Forfeited	(198,035)	0.37
Outstanding as of December 31, 2021	20,769,130	$0.39
Granted	2,262,925	3.49
Exercised	(1,896,975)	0.43
Forfeited	(738,256)	0.42
Outstanding as of December 31, 2022	20,396,824	0.73	7.18	$39,891

Vested and expected to vest as of December 31, 2022	20,396,824	$0.73	7.18	$39,891
Options exercisable as of December 31, 2022	13,510,205	$0.38	6.61	$29,872
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted average grant date fair value of stock options granted was $2.32 and $0.14 during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of the stock options exercised was $4.4 million and $18.5 million during the years ended December 31, 2022 and 2021, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity since December 31, 2020:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2020	—	—
Granted	2,013,110	6.76
Vested	(2,625)	7.01
Forfeited	(58,561)	7.01
Outstanding as of December 31, 2021	1,951,924	6.76
Granted	7,613,472	$3.26
Vested	(565,774)	6.72
Forfeited	(1,497,677)	5.15
Outstanding as of December 31, 2022	7,501,945	$3.54
During the year ended December 31, 2022, the aggregate grant-date fair value of restricted stock units issued under the 2021 Plan was $24.9 million. Restricted stock units generally vest ratably over a three year period subject to the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
grantee's continued service through the applicable vesting date. During the year ended December 31, 2022, the total fair value of shares vested was $3.8 million.
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2021:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2021	—	$—
Granted	947,000	2.65
Vested	—	—
Forfeited	(83,000)	2.65
Outstanding as of December 31, 2022	864,000	$2.65
During the year ended December 31, 2022, the aggregate grant-date value of performance stock units issued under the 2021 Plan was $2.5 million. Based upon the terms of the award agreements, 50% of the applicable units shall vest on January 1, 2023 and 50% on January 1, 2024, provided that the Company has achieved a certain performance goal for fiscal year 2022 and subject to the grantee’s continued service through the applicable vesting date.
2021 Employee Stock Purchase Plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 16, 2021. The 2021 ESPP authorizes the initial issuance of up to 3,435,748 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s Board of Directors, employees of a related company. The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2022, 4,863,198 shares of the Company’s common stock were available for future issuance. The Company’s Board of Directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 ESPP during a specific offering period. As of December 31, 2022, no offerings have been approved.
Finback Common Stock Warrants
The Company utilized a Black-Scholes pricing model to determine the grant-date fair value of the Finback Common Stock Warrants. The assumptions used are presented in the following table:

Warrants - Black Scholes
Risk-free interest rate	0.4%
Expected term (in years)	3.0
Expected volatility	23.9%
Expected dividend yield	—%
On the date of issuance, the Finback Common Stock Warrants were valued at $19.5 million.
Upon the closing of the Merger, vested Finback Common Stock Warrants automatically converted into 131,713 shares of the Company’s common stock. As of December 31, 2022, 830,216 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $1.8 million. The remaining 1,590,984 Finback Common Stock Warrants are unvested and have a total unrecognized grant date fair value of $12.1 million. As of December 31, 2022, none of the Finback common stock warrants were exercised. The Company recognizes compensation expense for the Finback

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Warrants when the warrants become vested based on meeting the certain sales criteria. During the years ended December 31, 2022 and 2021, the Company recorded $4.5 million and $2.3 million, respectively, of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenue	$829	$143
Research and development	4,009	878
Sales and marketing	10,038	5,735
General and administrative	7,622	2,840
Total stock-based compensation expense	$22,498	$9,596
Stock-based compensation expense by award type recognized in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Stock options	$1,594	$628
Earn-out shares	6,499	5,334
Warrants	4,523	2,297
RSUs and PSUs	9,882	1,337
Total stock-based compensation expense	$22,498	$9,596
Total unrecognized compensation expense related to stock options and restricted stock units as of December 31, 2022, was $25.9 million, which is expected to be recognized over a weighted average period of 2.3 years. Total unrecognized compensation expense related to earn-out shares associated with the share-based compensation arrangement as of December 31, 2022, was $2.6 million, which is expected to be recognized over a weighted average period of 0.8 years.
17. Income Taxes
The components of the Company’s loss before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$(85,760)	$(10,430)
Foreign	(646)	(458)
Loss before income tax provision	$(86,406)	$(10,888)
There is no provision for income taxes for the years ended December 31, 2022 and 2021 because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective tax rate differs from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets for the years ended December 31, 2022 and 2021 and as a result of non-deductible items for the year ended December 31, 2022 related to the closing of the Merger. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.5	19.2
Federal and state research and development tax credits	(1.2)	9.7
Loss on extinguishment of debt	—	(24.5)
Merger transaction costs	—	(1.3)
Change in fair value of contingent earn-out liability and contingently issuable common stock liability	3.4	126.7
Change in fair value of derivative liability	—	(3.4)
Non-deductible convertible notes interest	—	(10.2)
Change in valuation allowance	(23.6)	(140.7)
Change in tax rate	(0.1)	(0.5)
Stock-based compensation	(0.2)	4.3
Non-deductible compensation	(2.6)	—
Permanent differences	(0.2)	(0.4)
Other	—	0.1
Effective income tax rate	0.0%	0.0%
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$36,518	$25,461
Research and development tax credit carryforwards	3,836	4,910
Capitalized research and development costs	9,965	8,436
Accrued expenses	6,660	3,722
Deferred revenue	8,884	2,270
Lease liability	490	—
Other	106	43
Total deferred tax assets	66,459	44,842
Valuation allowance	(64,570)	(43,966)
Total deferred tax assets, net of valuation allowance	1,889	876
Deferred tax liabilities:
Depreciation and amortization	(1,464)	(860)
Right of use lease asset	(409)	—
Other	(16)	(16)
Total deferred tax liabilities	(1,889)	(876)
Net deferred tax assets	$—	$—

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and December 31, 2021, the Company had gross federal net operating losses of $20.1 million and $20.1 million that are subject to expire at various dates beginning in 2033, and federal net operating losses of $124.3 million and $79.7 million, which have no expiration date and can be used to offset up to 80% of future taxable income in any one tax period, respectively. The Company also had gross state net operating loss carryforwards of $103.8 million and $75.8 million for the years ended December 31, 2022 and 2021, respectively, which may be available to offset future state taxable income and which begin to expire in 2033. Additionally, as of December 31, 2022 and December 31, 2021, the Company had gross United Kingdom net operating loss carryforwards of approximately $2.3 million and $1.5 million, respectively, that will not expire. As of December 31, 2022, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.6 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2029, respectively. As of December 31, 2021, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $3.3 million and $2.1 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2029, respectively.
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
The Company considered the significant negative evidence of its history of cumulative net operating losses incurred since inception, as well as other positive and negative evidence bearing upon its ability to realize the deferred tax assets, and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2022, will be accounted for as follows: approximately $62.1 million will be recognized as a reduction of income tax expense and $2.5 million will be recorded as an increase in equity. The Company reevaluates the positive and negative evidence at each reporting period.
Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and capitalized R&D costs and were as follows (in thousands):

	December 31,
	2022	2021
Valuation allowance as of beginning of year	$43,966	$26,275
Additions charged to provision for income taxes	20,320	15,534
Additions charged to equity	332	2,155
Currency translation and other	(48)	2
Valuation allowance as of end of year	$64,570	$43,966
As of December 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
course of business, the Company is subject to examination by federal, state, and non-US jurisdictions, where applicable. The Company is open to future tax examinations in the US under statute from 2019 to the present; however, carryforward attributes that were generated prior to 2019 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company is also open for future tax examinations under statute from 2020 to the present in the UK. The Company has not received notice of examination in any jurisdictions for any tax year open under statute.
18. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders – basic and diluted	$(86,406)	$(10,888)

Denominator:
Weighted average common shares outstanding - basic and diluted	143,858,668	71,662,694
Net loss per share attributable to common stockholders – basic and diluted	$(0.60)	$(0.15)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2022	2021
Options issued and outstanding	20,396,824	20,769,130
Public Warrants to purchase common stock	14,324,994	14,324,994
Warrants to purchase common stock (Finback)**	2,421,200	2,421,200
Unvested restricted stock units	7,501,945	1,951,924
Unvested performance stock units	864,000	—
Earn-out shares*	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500
	62,406,463	56,364,748
*Issuance of Earn-out shares and Contingently issuable common stock are contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period
**Includes 830,216 vested warrants and 1,590,984 unvested warrants as of December 31, 2022.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Business Development Agreement with Finback
In January 2021, the Company granted the Finback Common Stock Warrants. During the year ended December 31, 2022 and 2021, the Company recorded $4.5 million and $2.3 million, respectively, of stock-based compensation expense within sales and marketing expense for the Finback Common Stock Warrants.
In connection with the Merger and pursuant to the Merger Agreement, in addition to earn-out shares allocated to Finback based on its common stock ownership percentage as of the Merger date, Finback is entitled to receive a proportional share of earn-out shares based upon its remaining unvested warrants as of the Merger Date. During the year ended December 2021, $1.5 million stock-based compensation expense was recorded within sales and marketing expense for the earn-out shares allocated to Finback related to the unvested warrants. During the year ended December 31, 2022, no stock-based compensation expense was recorded within sales and marketing expense for the earn-out shares allocated to Finback.
Original Equipment Manufacturer Partnership Agreement with Motorola Solutions, Inc.
In December 2020, the Company entered into an original equipment manufacturer partnership agreement (the “Distribution Agreement”) with Motorola Solutions, Inc. ("Motorola"), an investor in the Company. In June 2021, the partnership agreement was amended by the Amended and Restated Distribution Agreement (the “Amended and Restated Distribution Agreement”). Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the year ended December 31, 2022 and 2021, revenue from Motorola’s distributor services was $11.6 million and $0.6 million, respectively. As of December 31, 2022 and 2021, accounts receivable related to Motorola’s distributor services was $12.5 million and $1.2 million, respectively.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement (the “Reseller Agreement”) with Stanley Black & Decker whereby Stanley Black & Decker, directly or through its affiliates, resells the Company's products. During the year ended December 31, 2022 and 2021, revenue from Stanley Black & Decker’s reseller services was $1.9 million and less than $0.1 million, respectively. As of December 31, 2022 and 2021, accounts receivable related to Stanley Black & Decker’s reseller services was $2.2 million and less than $0.1 million, respectively.
20. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
21. Revision of Prior Period Financial Statements
As discussed in Note 1, in preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company identified errors in its previously issued financial statements whereby (a) certain expenses that were cost of subscription revenue related and cost of service revenue related were inaccurately classified as sales and marketing expenses on the consolidated statements of operations and comprehensive loss, (b) certain equipment under lease or held for lease was inaccurately classified as inventory on the consolidated balance sheets and a portion of the cash outflows related to the equipment under lease or held for lease were misclassified between operating and investing cash flows on the consolidated statements of cash flows, and (c) the vesting of warrants related to the Business Development Agreement disclosed in Note 16 were not accounted for accurately. The identified errors impacted the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. The Company has made adjustments to the prior period amounts presented in these financial statements accordingly. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors. The Company evaluated the errors and determined that the related impacts were not material to any previously issued annual or interim financial statements. The impacts of the revisions to the quarterly periods ending June 30, 2021 and September 30, 2021 are presented in the Company's Quarterly Reports on Form 10-Q for the periods ending June 30, 2022 and September 30, 2022, respectively. The impact of the revisions to the quarterly periods ending March 31, 2022 and March 31, 2021 are presented in Note 22. The impact of the revisions to the periods presented in this Annual Report on Form 10-K are as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revised Consolidated Balance Sheets

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revised Consolidated Statements of Operations and Comprehensive Loss

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revised Consolidated Statements of Cash Flows

	Year Ended December 31, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(10,858)	$(30)	$(10,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,895	—	2,895
Write-off of inventory	2,132	—	2,132
Adjustment to property and equipment for sales type leases	(91)	—	(91)
Loss from impairment of property and equipment	1,869	—	1,869
Loss on disposal of property and equipment	617	—	617
Stock-based compensation	8,511	1,085	9,596
Non-cash interest expense	5,245	—	5,245
Provision recorded for allowance for doubtful accounts	(13)	—	(13)
Loss on extinguishment of debt	12,685	—	12,685
Change in fair value of derivative liability	1,745	—	1,745
Change in fair value of common stock warrant liability	879	—	879
Change in fair value of earn-out liability	(46,212)	(1,148)	(47,360)
Change in fair value of contingently issuable common stock	(6,406)	—	(6,406)
Change in fair value of public warrant liability	(12,606)	—	(12,606)
Changes in operating assets and liabilities
Accounts receivable	(5,063)	—	(5,063)
Inventory	(17,479)	14,043	(3,436)
Commission assets	(3,072)	—	(3,072)
Contract assets	(4,877)	—	(4,877)
Other assets	—	32	32
Prepaid expenses and other current assets	(10,079)	931	(9,148)
Accounts payable	(7)	772	765
Deferred revenue	4,968	(136)	4,832
Deferred rent	457	—	457
Warranty reserve	(42)	—	(42)
Accrued expenses and other current liabilities	5,174	(2,702)	2,472
Net cash used in operating activities	(69,628)	12,847	(56,781)
Cash flows from investing activities:
Development of internal-use software	(1,028)	—	(1,028)
Purchases of property and equipment	(3,710)	(12,847)	(16,557)
Net cash used in investing activities	(4,738)	(12,847)	(17,585)
Cash flows from financing activities:
Proceeds from exercise of stock options	915	—	915
Proceeds from issuance of common stock from the PIPE Investment	300,000	—	300,000
Proceeds from the closing of the Merger	84,945	—	84,945
Payment of offering costs from the closing of the Merger and PIPE Investment	(34,132)	—	(34,132)
Repayment of financing obligations	(359)	—	(359)
Proceeds from long-term debt, net of issuance costs	31,882	—	31,882
Repayment of principal on long-term debt	(5,422)	—	(5,422)
Net cash provided by financing activities	377,829	—	377,829
Net increase (decrease) in cash, cash equivalents and restricted cash	303,463	—	303,463
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	4,704	—	4,704
Cash, cash equivalents and restricted cash at end of period	$308,167	$—	$308,167
Supplemental disclosure of non-cash activities
Transfer of inventory to property and equipment	$12,949	$(12,949)	$—
Capital expenditures incurred but not yet paid	347	2,589	2,936

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of equity classified warrants	1	(1)	—
Deferred offering costs included in accounts payable	1,932	11	1,943
Conversion of convertible preferred stock to common stock	75,877	—	75,877
Initial fair value of contingent earn-out liability recognized in connection with the closing of the Merger	67,021	—	67,021
Initial fair value of contingently issuable common stock liability recognized in connection with the closing of the Merger	11,670	—	11,670
Conversion of common stock warrants to common stock in connection with the closing of the Merger	880	—	880
Initial fair value of public warrants in connection with the closing of the Merger	23,636	—	23,636

22. Unaudited Quarterly Financial Information
The following tables summarize the consolidated quarterly results of operations for 2022 and 2021:

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$8,710	$9,070	$16,530	$20,885
Gross profit	897	553	225	54
Net loss	(13,801)	(25,686)	(18,615)	(28,304)
Net loss per share - basic and diluted	$(0.10)	$(0.18)	$(0.13)	$(0.20)

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$3,693	$4,678	$8,424	$6,598
Gross profit	449	728	3,467	(615)
Net income (loss)	(13,506)	(22,977)	20,807	4,788
Net income (loss) per share - basic	$(1.29)	$(1.93)	$0.17	$0.03
Net income (loss) per share - diluted	(1.29)	(1.93)	0.14	0.03

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the impact of the revisions described in Note 21 to the periods ending March 31, 2022 and 2021:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
23. Benefit Plans
The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company did not make any matching contributions to the plan during the years ended December 31, 2022 or 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Limitations on effectiveness of controls and procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting as described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an assessment as of December 31, 2022 of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses described below.
Material Weaknesses and Remediation Measures Taken
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
•We have hired additional accounting, internal audit, and IT personnel, to bolster our reporting, technical accounting, internal control, and IT capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties and have engaged outside consultants to assist us in these efforts.

•We added finance personnel to the organization, including a Chief Financial Officer and a Chief Accounting Officer to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures.
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
•We are in the process of designing and maintaining formal accounting policies, procedures, and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
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
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.
Changes in Internal Control over Financial Reporting
Other than with respect to the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position
Executive Officers:
Peter George	64	President and Chief Executive Officer
Mark Donohue	49	Chief Financial Officer
Anthony John De Rosa	50	Chief Revenue Officer
Anil Chitkara	55	Chief Growth Officer and Founder
Michael Ellenbogen	58	Chief Innovation Officer, Founder, and Director
Non-Employee Directors:
Alan Cohen	62	Chairman of the Board
Kevin Charlton	57	Director
Neil Glat	55	Director
Merline Saintil	46	Director
John Kedzierski	44	Director
Kimberly Sheehy	58	Director
Mark Sullivan	68	Director
Bilal Zuberi	46	Director
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
Mark Donohue. Mark Donohue has been our Chief Financial Officer since June 2022. Prior to joining the Company, Mr. Donohue, served as Chief Financial Officer of Vestmark, Inc. (“Vestmark”), a provider of SaaS-based portfolio management and trading tools for financial advisors and institutions where he oversaw Vestmark’s Financial Planning, Corporate Development, Accounting, and Investor Relation departments, from August 2018 to May 2022. Prior to his time at Vestmark, Mr. Donohue served at Rapid7, Inc. (“Rapid7”), a provider of security analytics and automation, in several senior roles including Vice President of Finance, Corporate Development, and Treasury & Investor Relations, from February 2016 to August 2018. Before his time at Rapid7, Mr. Donohue held multiple Director level positions at Cisco Systems in which he was involved in strategy, finance and business operations and Starent Networks, Corp., in which he was involved in investor relations and treasury roles, and held senior roles at International Data Corporation, Ferris Baker Watts Inc., Teradyne, Inc. and Quantum Corporation. He earned a BS in Business Administration & Finance from the University of New Hampshire, and received both his MBA and MS in Finance from Boston College’s Wallace E. Carroll Graduate School of Management.
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
Anil R. Chitkara. Anil R. Chitkara has been our Chief Growth Officer since April 2022, and previously served as Head of Corporate Development since July 2021. Prior to that, Mr. Chitkara co-founded Legacy Evolv with Michael Philip Ellenbogen July 2013, serving as Legacy Evolv’s Head of Corporate Development since that time. Prior to co-founding Legacy Evolv, Mr. Chitkara was the Senior Vice President, Market Development for Oco, Inc., a business analytics software provider that was subsequently acquired by Deloitte, from January 2007 to June 2011. Prior to joining Oco, Inc., Mr. Chitkara was the Vice President of Parametric Technology Corporation, a company currently offering a variety of augmented reality, industrial IoT, PLM and CAD solutions, from May 2001 to January 2007. Mr. Chitkara received a Bachelor of Science degree in Business Administration from Boston University in 1989 and a Master of Business Administration degree from the Tuck School of Business at Dartmouth College in 1994.
Michael Philip Ellenbogen. Michael Philip Ellenbogen has been our Chief Innovation Officer since July 2021. Prior to that, Mr. Ellenbogen co-founded Legacy Evolv with Anil R. Chitkara in July 2013 and served as Legacy Evolv’s Head of Advanced Technology since January 2020. Prior to that, Mr. Ellenbogen served as the Legacy Evolv’s Chief Executive Officer from August 2013 to January 2020. Prior to co-founding Evolv, Mr. Ellenbogen was the founder, President and Chief Executive Officer of Reveal Imaging Technologies, an X-ray imaging systems company focusing on automated explosives detection, from 2002 to 2010. Prior to joining Reveal, Mr. Ellenbogen was the Vice President of Research & Development and Business Development of PerkinElmer Detection Systems, a provider of X-ray-based security technologies, from 1994 to 2002. During his 25-plus year career in the security industry, Mr. Ellenbogen has proven his expertise in product and business development, as well as stakeholder value creation. In addition, Mr. Ellenbogen is an inventor with 20 awarded patents. Mr. Ellenbogen received a Bachelor of Science degree in Physics from Colgate University in 1986.
Non-Employee Directors
Alan Cohen. Alan Cohen has been the Chairman of the Evolv’s Board of Directors (Evolv’s “Board”) since July 2021. Mr. Cohen is a veteran executive and board member with over 25 years of experience working with technology companies. Since 2019, Mr. Cohen has been a partner at DCVC, a venture capital firm. Prior to that, Mr. Cohen was Chief Commercial Officer for Illumio, a cybersecurity software firm, from 2014 to 2018. Mr. Cohen has served on the boards of directors of numerous DCVC portfolio companies specializing in physical and cybersecurity, payments, AI, and enterprise sectors and has been an advisor and investor in multiple billion-dollar companies. Mr. Cohen received a Bachelor of Arts degree in English from SUNY Buffalo in 1981, a Master of Arts degree in English from the University of Vermont in 1984, a Master of Arts degree in International Affairs and Economics from the American University School of International Service in 1986 and Master of Business Administration degree with a focus on Finance from New York University in 1990. We believe Mr. Cohen is qualified to serve on Evolv’s Board based on his experience working with technology companies and the leadership roles he has held.
Kevin Charlton. Kevin Charlton has been a director on Evolv’s Board since July 2021, and currently serves as Chairman of the Compensation Committee. In addition, Mr. Charlton serves as Chairman of Give Evolv LLC. Mr. Charlton has been the Co-Chairman of NewHold Enterprises LLC since 2017 and has spent more than 20 years in private equity. Prior to NewHold, Mr. Charlton was with JPMorgan (NYSE: JPM), Investcorp, and Macquarie (ASX: MQG). Mr. Charlton has served on more than 25 Boards of Directors in all relevant roles, and in almost all cases as Chairman or Lead Director on behalf of the majority owner. Prior to his career in private equity, Mr. Charlton was with McKinsey and Company in New York and NASA Headquarters in Washington, DC. Mr. Charlton currently serves on the Board of Spirit Realty Capital (NYSE: SRC), a triple net commercial REIT that he took public in 2012; has been Chairman of American AllWaste LLC since May 2018; and serves on the Boards of Macro Energy LLC, a high efficiency lighting company and F&S Tools, a high-end tooling manufacturer. In addition, from January 2014 through October 2019, Mr. Charlton served in various roles for Hennessy Capital Acquisition Corp I, II, and III, including as President, Chief Operating Officer, and Vice Chairman. Mr. Charlton received his Bachelor’s degree in Aerospace Engineering cum laude from Princeton University in 1988, his Master of Science in Aerospace Engineering with Distinction from the University of Michigan in 1990, and his Master of Business Administration with Honors from the Kellogg School at Northwestern University in 1995. We believe that Mr. Charlton is qualified to serve on Evolv’s Board based on his broad private equity and public company experience.
Neil Glat. Neil Glat has been a director on Evolv’s board since July 2021. He was appointed in December 2021 as Co-President, Americas for SPORTFIVE, a global sports, entertainment, and marketing agency. From September 2019 to Present, Mr. Glat has been the Managing Member of NG Strategies, LLC and has been serving on advisory boards and providing strategic advice to sports, media, and technology businesses. From April 2012 through August 2019, Mr. Glat served as President of the New York Jets, and, from September 2019 to March 2020, he was a Senior Advisor to the New York Jets. Prior to that, Mr. Glat was a senior executive at the National Football League for 15 years, where he oversaw corporate development and strategy, and has previous experience in management consulting at McKinsey & Company and investment banking at Dillon, Read & Co. Mr. Glat is currently a Senior Advisor for Arctos Sports Partners, a private equity platform focused on the professional sports industry. He also is on the Board of ASM Global, a privately-held company which is the world’s largest stadium, arena, convention center, and venue management company and which was formed by the merger of SMG and AEG Facilities, and serves on the Board of NewHold Investment Corp. II (including as Chair of the Nominating Governance Committee), a publicly-traded, industrial technology SPAC, since 2021. He previously served on the board of NewHold Investment Corp. I, a publicly-traded SPAC, from July 2020 to July 2021. In addition, Mr. Glat serves on many philanthropic boards. Mr. Glat has extensive operating and strategic experience in sports, entertainment, media, and hospitality. During his more than 25 years in combined tenures at the New York Jets, the National Football League, and professional service firms, Mr. Glat has consistently focused on, among other things, driving revenue growth, increasing consumer engagement, identifying new businesses, encouraging innovation, developing forward-looking strategies, and executing strategic transactions and deals. Mr. Glat earned a Bachelor of Sciences in Economics from The Wharton School at the University of Pennsylvania and a JD from Harvard Law School. We believe that Mr. Glat is qualified to serve on Evolv’s Board based on his experience in sports (in particular with professional sports franchises) and related industries and the leadership roles he has had.
Merline Saintil. Merline Saintil has been a director on Evolv’s Board since July 2021. Ms. Saintil has served as a technology and business executive at Fortune 500 and privately-held companies, including Intuit, Yahoo, PayPal, Adobe, Joyent, and Sun Microsystems. From 2019 to 2020, she was the Chief Operating Officer, R&D-IT of Change Healthcare Inc. Prior to that, Ms. Saintil held the position of Head of Operations, Product & Technology with Intuit Inc. from November 2014 until August 2018. Ms. Saintil has served on the Boards of Directors of TD Synnex Corp. (NYSE: SNX) since 2021, Rocket Lab USA, Inc. (NASDAQ: RKLB) since 2021, Symbotic Inc. (NASDAQ: SYM) since 2021, GitLab Inc. (NASDAQ: GTLB) since 2020, Lightspeed Commerce Inc. (NYSE: LSPD) from 2020 to 2022, ShotSpotter Inc. (NASDAQ: SSTI) from 2019 to 2021, Banner Corporation (NASDAQ: BANR) from 2017 to 2022, and Alkami Technology, Inc. (NASDAQ: ALKT) from 2010 to 2022. She is a member of the Audit Committee at TD Synnex. She is the Chair of the Compensation Committee at Rocket Lab and member of the Compensation Committee at GitLab. She is the Chair of the Nominating and Corporate Governance Committee at Symbotic. Ms. Saintil has received numerous accolades during her career, most recently being named Women Inc.’s 2019 Most Influential Corporate Board Director. In prior years, she was ranked one of the Most Powerful Women Engineers in the World by Business Insider magazine, she was recognized as a Women of Influence 2017 by Silicon Valley Business Journal and she has earned a Lifetime Achievement Award from Girls in Tech. She is certified in Cybersecurity Oversight by the National Association of Corporate Directors and the Carnegie Mellon Software Engineering Institute. Ms. Saintil earned a Bachelor of Science degree in Computer Science from Florida A&M University in 1998 and a Master of Science degree in Software Engineering Management from Carnegie Mellon University in 2005, and has completed Stanford Directors’ College and Harvard Business School’s executive education program. We believe Ms. Saintil is qualified to serve on Evolv’s Board based on her broad corporate background and service on the boards of directors of technology public companies. Our Board of Directors do not believe that Ms. Saintil’s outside boards (5 in total, including Evolv) or other commitments limit her ability to devote sufficient time and attention to her duties as a director of the Company. Ms. Saintil has demonstrated that she has effectively balanced her responsibilities of serving on the Board of Directors.
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
Kimberly Sheehy. Kimberly Sheehy has been a director on Evolv’s Board since July 2021. From March 2019 to May 2020, she was the Chief Financial Officer of ResMan LLC, a privately-owned software company providing software solutions to multi-family residential property managers. Previously, from April 2018 to March 2019, she served as Chief Financial Officer of Lori’s Gifts, Inc., a privately-owned retail company serving hospitals throughout the United States. From November 2015 to October 2017, Ms. Sheehy served as the Chief Financial Officer of StackPath, LLC, an edge computing platform provider, and from November 2012 to October 2015, Ms. Sheehy served as Chief Financial & Administrative Officer of CyrusOne Inc. (NASDAQ: CONE), a public high-growth real estate investment trust specializing in engineering, building and managing data center properties. She has also held various senior roles at Cincinnati Bell Inc. Ms. Sheehy serves on the Board of Directors and as the Chair of the Audit Committee of Shift Technologies Inc. (Nasdaq: SFT) and the Board of Directors and as the Chair of the Audit Committee and member of the Compensation Committee and Nominating and Corporate Governance Committee of CVB Financial Corp (NASDAQ: CVBF). In addition, Ms. Sheehy has been a Certified Public Accountant since 1990. Ms. Sheehy earned a Bachelor of Science degree in accounting from the University of Cincinnati in 1989. We believe that Ms. Sheehy is qualified to serve on Evolv’s board based on her extensive executive, managerial, accounting and public company experience.
Mark Sullivan. Mark Sullivan has been a director on Evolv’s Board since July 2021. Since January 2018, Mr. Sullivan has been the owner of Mark Sullivan Consulting in St. Petersburg Beach, Florida. Prior to that, Mr. Sullivan was a Principal at Global Security and Innovative Strategies from February 2013 to December 2017. Before entering the private sector, Mr. Sullivan was a federal agent for 35 years, 30 years as a special agent with the U.S. Secret Service, serving in a variety of leadership roles. He was appointed Director of the Secret Service by the President in May 2006 and served in that position until February 2013. Mr. Sullivan served on the Board of Directors of Command Security Corporation (now known as Prosegur Compania de Seguridad SA (BME:PSG)), a full-service security solutions company, from July 2013 to January 2019. Mr. Sullivan received his Bachelor of Science degree in Criminal Justice from St. Anselm College in 1977. We believe Mr. Sullivan is qualified to serve on Evolv’s Board based on his experience working in security services, both in the public and private sectors.

Bilal Zuberi. Bilal Zuberi has been a director on Evolv’s Board since July 2021. Since May 2013, Mr. Zuberi has been a partner at Lux Capital, a firm that invests in technology start-ups. At Lux Capital, Mr. Zuberi has led Lux’s investments in Applied Intuition, OpenSpace, Saildrone, Nozomi Networks, DesktopMetal (NYSE: DM), Zededa, Ironclad, Aurora Solar, Fiddler, Commure, Copia Automation, Cloaked, Kinetic Automation, Happiest Baby, Lumafield, Paradigm Inc, and Tendo. Prior to joining Lux Capital, Mr. Zuberi was a principal at General Catalyst Partners from October 2008 to May 2013, where he led the firm’s investments in deep tech, including energy, robotics, medtech, and hardware and software systems. Before becoming an investor, he co-founded GEO2 Technologies in January 2004. Earlier in his career, Mr. Zuberi was a management consultant at The Boston Consulting Group from September 2003 to May 2004, where he advised management teams in complex business and strategy issues. Mr. Zuberi is a member of the Advisory Board of the Lemelson Foundation and has served on the boards of multiple private companies, including serving as a member of certain of such companies’ audit and compensation committees. Mr. Zuberi has also served as a member of Desktop Metal Inc.’s (NYSE: DM) Board of Directors and Audit Committee since December 2020. Mr. Zuberi received a Bachelor of Science degree in Chemistry from The College of Wooster in 1998 and a Ph.D. in Physical Chemistry (with a focus in materials and analytical chemistry) from the Massachusetts Institute of Technology in 2003. We believe Mr. Zuberi is qualified to serve on Evolv’s Board based on his experience working with physical infrastructure and technology companies.
Code of Business Conduct and Ethics
We have a written Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on our website, www.evovltechnology.com, in the “Investor Relations” section under “Governance.” In addition, we intend to post on our website all disclosures that are required by law or the rules of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics. We granted no waivers in fiscal 2022.
The remaining information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, which information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION
The information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2022)

Plan category:		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (6)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (2)
Equity compensation plans approved by security holders	(1)	28,762,769	$0.73	22,252,111
Restricted Stock Units	(3)	7,501,945	N/A	17,388,913
Performance Stock Units	(4)	864,000	N/A	17,388,913
Options to Purchase Common Stock	(5)	20,396,824	$0.73	17,388,913
Equity compensation plans not approved by security holders		—	N/A	N/A
(1)Consists of the Evolv Technologies Holdings, Inc. 2021 Incentive Award Plan (“2021 Plan”), Evolv Technologies Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”), and the Evolv Technologies, Inc. 2013 Employee, Director, and Consultant Equity Incentive Plan (“2013 Plan”).
(2)The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2032, equal to the lesser of (A) 5% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors. The ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2032, equal to the lesser of (A) 1% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors. No additional awards will be granted under the 2013 Plan and, as a result, no shares remain available for issuance for new awards under the 2013 Plan.
(3)Consists of 146,899 outstanding restricted stock units under the 2013 Plan and 7,355,046 outstanding restricted stock units under the 2021 Plan.
(4)Consists of 864,000 outstanding performance stock units under the 2021 Plan.
(5)Consists of 18,133,899 outstanding options to purchase shares of common stock under the 2013 Plan and 2,262,925 outstanding options to purchase shares of common stock under the 2021 Plan.
(6)As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2013 Plan was $0.39, and the weighted-average exercise price of outstanding options under the 2021 Plan was $3.49.
The remaining information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
The information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The following documents are included on pages 68 through 119 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger dated as of March 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.1	March 8, 2021
2.2	First Amendment to Agreement and Plan of Merger dated June 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.2	July 22, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	Form 10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws.	Form 8-K	001-39417	3.2	July 22, 2021
4.1	Specimen Class A Common Stock Certificate of Evolv Technologies Holdings, Inc.	Form S-4/A	333-255017	4.4	June 9, 2021
4.2	Specimen Warrant Certificate of the Registrant	Form S-1/A	333-233299	4.3	July 27, 2020
4.3	Warrant Agreement, dated July 30, 2020, by and between Continental Stock Transfer & Trust Company and NewHold Investment Corp.	Form S-1/A	333-233299	4.4	July 27, 2020
4.4	Description of registered securities	Form 10-K	001-39417	4.4	March 28, 2022
10.1#	Sponsor Support Agreement, dated March 5, 2021, by and among NewHold Investment Corp. and the Sponsor.	Form 8-K	001-39417	10.1	March 8, 2021
10.2#	Letter Agreement, dated March 5, 2021, by and among NewHold Industrial Technology Holdings LLC, Evolv Technologies, Inc., NewHold Investment Corp. and certain other parties thereto.	Form 8-K	001-39417	10.2	March 8, 2021
10.3#	Form of Indemnification Agreement.	Form S-4/A	333-255017	10.10	June 9, 2021
10.4#	Amended and Restated Executive Employment Agreement between Evolv Technologies, Inc. and Peter George.	Form S-4/A	333-255017	10.11	June 9, 2021
10.5#	Executive Employment Agreement between Evolv Technologies, Inc. and Anil R. Chitkara.	Form S-4/A	333-255017	10.12	June 9, 2021
10.6#	Executive Employment Agreement, between Evolv Technologies, Inc. and Mark Donohue	Form 8-K	001-39417	10.1	May 19, 2022
10.7#	Evolv Technologies Holdings, Inc. 2021 Incentive Award Plan.	Form S-8	333-259961	99.1	September 21, 2021
10.8#	Evolv Technologies Holdings, Inc. 2021 Employee Stock Purchase Plan.	Form S-8	333-259961	99.2	September 21, 2021

10.9#	Amended and Restated Registration Rights Agreement by and among NewHold, Evolv and certain stockholders.					*
10.10#	Form of Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 15, 2021
10.11#	Form of Option Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 9, 2022
10.12#	Evolv Technologies, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.	Form S-8	333-259961	99.3	September 21, 2021
10.13#	Evolv Technologies Holdings, Inc. Executive Officer Performance Bonus Plan	Form 8-K	001-39417	10.1	March 2, 2023
10.14†	Loan and Security Agreement, dated December 21, 2022, between Silicon Valley Bank, as bank lender, and Evolv Technologies Holdings, Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	10.1	December 21, 2022
10.15#	Evolv Technologies Holdings, Inc. Severance and Change in Control Plan	Form 8-K	001-39417	10.1	October 31, 2022
21.1	List of Subsidiaries.	Form 10-K	001-39417	21.1	March 28, 2022
23.1	Consent of PricewaterhouseCoopers LLP.					*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement.
† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLV TECHNOLOGIES HOLDINGS, INC.

Date: March 24, 2023	By:	/s/ Mark Donohue
Mark Donohue
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter George	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023
Peter George

/s/ Mark Donohue	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2023
Mark Donohue

/s/ Alan Cohen	Chairman of the Board	March 24, 2023
Alan Cohen

/s/ Kevin Charlton	Director	March 24, 2023
Kevin Charlton

/s/ Michael Ellenbogen	Director	March 24, 2023
Michael Ellenbogen

/s/ Neil Glat	Director	March 24, 2023
Neil Glat

/s/ Merline Saintil	Director	March 24, 2023
Merline Saintil

/s/ John Kedzierski	Director	March 24, 2023
John Kedzierski

/s/ Kimberly Sheehy	Director	March 24, 2023
Kimberly Sheehy

/s/ Mark Sullivan	Director	March 24, 2023
Mark Sullivan

/s/ Bilal Zuberi	Director	March 24, 2023
Bilal Zuberi