Form 10-Q
period 2023-03-31
Evolv Technologies Holdings, Inc.
filed 2023-05-10
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2023, there were 148,428,761 shares of Class A common stock, par value $0.0001 per share, outstanding.

i

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including, without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our relationship with significant manufacturers and suppliers, our ability to obtain new customers and retain existing customers, existing and prospective products, research and development costs, timing and likelihood of success, macroeconomic and market trends, and plans and objectives of management for future operations and results, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements though not all forward-looking statement use these word or expressions.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures; the Company’s history of losses and lack of profitability; the Company’s reliance on third party contract manufacturing and a global supply chain; the rate of innovation required to maintain competitiveness in the markets in which the Company competes; the competitiveness of the market in which the Company competes; the failure of our products to detect threats could result in injury or loss of life, which could harm our brand, reputation, and results of operations; the loss of designation of our Evolv Express system as a Qualified Anti-Terrorism Technology under the Homeland Security SAFETY Act; the ability for the Company to obtain, maintain, protect and enforce the Company’s intellectual property rights and use of “open source” software; the concentration of the Company’s revenues on a single solution; risks related to our indebtedness; the Company’s ability to timely design, produce and launch its solutions, the Company’s ability to invest in growth initiatives and pursue acquisition opportunities; the limited liquidity and trading of the Company’s securities; risks related to existing and changing tax laws; geopolitical risk and changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; operational risk; risks related to the identification of a material weakness in our internal control over financial reporting; risks related to increasing attention to and evolving expectations for, environmental, social, and governance initiatives, risk that the COVID-19 pandemic may have an adverse effect on the Company’s business operations, as well as the Company’s financial condition and results of operations; the impact of fluctuating general economic and market conditions; the need for additional capital to support business growth, which might not be available on acceptable terms, if at all; risks related to our indebtedness; and litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on resources; and other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as any such factors may be updated from time to time in its other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
ii

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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$180,996	$229,783
Restricted cash	1,000	—
Accounts receivable, net	23,156	31,920
Inventory	8,816	10,257
Current portion of contract assets	3,265	2,852
Current portion of commission asset	3,293	3,384
Prepaid expenses and other current assets	14,413	14,388
Total current assets	234,939	292,584
Restricted cash, noncurrent	275	275
Contract assets, noncurrent	715	1,386
Commission asset, noncurrent	6,390	5,655
Property and equipment, net	59,789	44,707
Operating lease right-of-use assets	1,459	1,673
Other assets	1,965	1,835
Total assets	$305,532	$348,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,192	$18,194
Accrued expenses and other current liabilities	6,477	11,545
Current portion of deferred revenue	23,977	18,273
Current portion of long-term debt	—	10,000
Current portion of operating lease liabilities	1,122	1,114
Total current liabilities	50,768	59,126
Deferred revenue, noncurrent	20,748	17,695
Long-term debt, noncurrent	—	19,683
Operating lease liabilities, noncurrent	630	892
Contingent earn-out liability	17,536	14,218
Contingently issuable common stock liability	4,134	3,392
Public warrant liability	7,874	6,124
Total liabilities	101,690	121,130
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 147,977,034 and 145,204,974 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	424,672	419,190
Accumulated other comprehensive loss	(26)	(10)
Accumulated deficit	(220,819)	(192,210)
Stockholders’ equity	203,842	226,985
Total liabilities and stockholders’ equity	$305,532	$348,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$8,754	$5,194
Subscription revenue	6,466	3,004
Service revenue	3,361	512
Total revenue	18,581	8,710
Cost of revenue:
Cost of product revenue	10,578	5,206
Cost of subscription revenue	2,351	1,542
Cost of service revenue	887	1,065
Total cost of revenue	13,816	7,813
Gross profit	4,765	897
Operating expenses:
Research and development	5,389	4,175
Sales and marketing	12,804	9,672
General and administrative	8,926	10,817
Loss from impairment of property and equipment	137	96
Total operating expenses	27,256	24,760
Loss from operations	(22,491)	(23,863)
Other income (expense), net:
Interest expense	(654)	(142)
Interest income	953	68
Other expense, net	19	—
Loss on extinguishment of debt	(626)	—
Change in fair value of contingent earn-out liability	(3,318)	3,078
Change in fair value of contingently issuable common stock liability	(742)	1,472
Change in fair value of public warrant liability	(1,750)	5,586
Total other income (expense), net	(6,118)	10,062
Net loss	$(28,609)	$(13,801)

Weighted average common shares outstanding – basic and diluted	146,433,378	142,878,406
Net loss per share - basic and diluted	$(0.20)	$(0.10)

Net loss	$(28,609)	$(13,801)
Other comprehensive loss
Cumulative translation adjustment	(16)	—
Total other comprehensive loss	(16)	—
Total comprehensive loss	$(28,625)	$(13,801)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	145,204,974	$15	$419,190	$(10)	$(192,210)	$226,985
Issuance of common stock upon net exercise of stock options	100,587	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	1,841,257	—	—	—	—	—
Issuance of common stock upon exercise of warrants	830,216	—	348	—	—	348
Stock-based compensation cost	—	—	5,101	—	—	5,101
Cumulative translation adjustment	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(28,609)	(28,609)
Balances at March 31, 2023	147,977,034	$15	$424,672	$(26)	$(220,819)	$203,842

Balances at December 31, 2021	142,745,021	$14	$396,064	$—	$(105,804)	$290,274
Issuance of common stock upon exercise of stock options	496,971	—	226	—	—	226
Issuance of common stock upon vesting of restricted stock units	80,044	—	—	—	—	—
Stock-based compensation cost	—	—	3,953	—	—	3,953
Net loss	—	—	—	—	(13,801)	(13,801)
Balances at March 31, 2022	143,322,036	$14	$400,243	$—	$(119,605)	$280,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,609)	$(13,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,815	1,086
Write-off of inventory and change in inventory reserve	214	324
Adjustment to property and equipment for sales type leases	—	(625)
Loss from impairment of property and equipment	137	96
Stock-based compensation	5,043	3,927
Non-cash interest expense	22	5
Non-cash lease expense	214	197
Change in allowance for expected credit losses	124	—
Loss on extinguishment of debt	626	—
Change in fair value of earn-out liability	3,318	(3,078)
Change in fair value of contingently issuable common stock	742	(1,472)
Change in fair value of public warrant liability	1,750	(5,586)
Changes in operating assets and liabilities
Accounts receivable	8,640	(2,112)
Inventory	1,418	(1,310)
Commission assets	(644)	(351)
Contract assets	258	108
Other assets	(130)	141
Prepaid expenses and other current assets	(25)	(5,571)
Accounts payable	(2,213)	(855)
Deferred revenue	8,757	2,577
Accrued expenses and other current liabilities	(4,637)	(2,433)
Operating lease liability	(254)	(697)
Net cash used in operating activities	(3,434)	(29,430)
Cash flows from investing activities:
Development of internal-use software	(733)	(728)
Purchases of property and equipment	(13,365)	(6,689)
Proceeds from sale of property and equipment	60	—
Net cash used in investing activities	(14,038)	(7,417)
Cash flows from financing activities:
Proceeds from exercise of stock options	33	227
Proceeds from long-term debt	1,876	—
Repayment of principal on long-term debt	(31,876)	—
Payment of debt issuance costs and prepayment penalty	(332)	—
Net cash provided by (used in) financing activities	(30,299)	227
Effect of exchange rate changes on cash and cash equivalents	(16)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(47,787)	(36,620)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	230,058	308,167
Cash, cash equivalents and restricted cash at end of period	$182,271	$271,547
Supplemental disclosure of cash flow information
Cash paid for interest	$710	$133
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$191	$—
Capital expenditures incurred but not yet paid	10,648	2,391
Capitalization of stock compensation	91	25
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$180,996	$270,872
Restricted cash	1,000	400
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$182,271	$271,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of the Business and Basis of Presentation

Evolv Technologies Holdings, Inc. (the “Company”), a Delaware corporation, is a leader in AI-based weapons detection for security screening. The Company’s mission is to make the world a safer and more enjoyable place to live, work, learn, and play. The Company is democratizing security by making it seamless for gathering spaces to better address the chronic epidemic of escalating gun violence, mass shootings and terrorist attacks in a cost-effective manner while improving safety and the visitor experience. The Company is headquartered in Waltham, Massachusetts.

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its wholly-owned subsidiaries, which include Evolv Technologies, Inc., Evolv Technologies UK Ltd. and Give Evolv LLC.

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
Merger
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

Revision of Prior Period Financial Statements

In preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company identified errors in its previously issued financial statements whereby (a) certain expenses that were cost of subscription revenue related and cost of service revenue related were inaccurately classified as sales and marketing expenses on the consolidated statements of operations and comprehensive loss, (b) certain equipment under lease or held for lease was inaccurately classified as inventory on the consolidated balance sheets and a portion of the cash outflows related to the equipment under lease or held for lease were misclassified between operating and investing cash flows on the consolidated statements of cash flows, and (c) the vesting of warrants related to the Business Development Agreement

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
disclosed in Note 9 were not accounted for accurately. The identified errors impacted the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. The Company has made adjustments to the prior period amounts presented in these financial statements accordingly. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors. The Company evaluated the errors and determined that the related impacts were not material to any previously issued annual or interim financial statements. The impact of the revisions to the quarterly period ended March 31, 2022 is presented in Note 14.
2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities and smaller reporting companies to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company adopted this guidance effective January 1, 2023, and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company adopted this guidance effective January 1, 2023, and the adoption of this guidance did not have an impact on its consolidated financial statements and related disclosures.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17	$—	$—	$17
	$17	$—	$—	$17
Liabilities:
Contingent earn-out liability	$—	$—	$17,536	$17,536
Contingently issuable common stock liability	—	—	4,134	4,134
Public Warrant liability	7,874	—	—	7,874
	$7,874	$—	$21,670	$29,544

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$149,971	$—	$—	$149,971
	$149,971	$—	$—	$149,971
Liabilities:
Contingent earn-out liability	$—	$—	$14,218	$14,218
Contingently issuable common stock liability	—	—	3,392	3,392
Public Warrant liability	6,124	—	—	6,124
	$6,124	$—	$17,610	$23,734
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
During each of the three months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv shareholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of March 31, 2023, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of March 31, 2023 were as follows: 90% expected stock price volatility, a risk-free rate of return of 3.8%, a 25% likelihood of change in control and a remaining term of 2.9 years.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2022	$14,218
Change in fair value	3,318
Balance at March 31, 2023	$17,536
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC shareholders owned 4,312,500 shares of NHIC Class B common stock (the "Founder Shares"). Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 517,500 Founder Shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of March 31, 2023, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of March 31, 2023 were as follows: 90% expected stock price volatility, a risk-free rate of return of 3.8%, a 25% likelihood of change in control and a remaining term of 3.3 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2022	$3,392
Change in fair value	742
Balance at March 31, 2023	$4,134
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants (the "Public Warrants") to purchase 14,325,000 shares of common stock at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. None of the Public Warrants have been exercised as of March 31, 2023.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2022	$6,124
Change in fair value	1,750
Balance at March 31, 2023	$7,874
4. Revenue Recognition
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

The Company derives revenue from (1) subscription arrangements generally accounted for as operating leases under ASC 842 and (2) from the sale of products, inclusive of SaaS and maintenance and (3) professional services. The Company’s arrangements are generally noncancelable and nonrefundable after shipment to the customer. Revenue is recognized net of sales tax.

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2023.

	Less than 1 year	Greater than 1 year	Total
Product revenue	$5,435	$—	$5,435
Subscription revenue	31,659	67,413	99,072
Service revenue	15,930	41,376	57,306
Total revenue	$53,024	$108,789	$161,813
The amount of minimum future leases is based on expected income recognition. As of March 31, 2023, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2023 (nine months remaining)	$23,898
2024	30,446
2025	26,586
2026	16,060
2027	2,065
Thereafter	17
$99,072
Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of March 31, 2023 and December 31, 2022, the Company had $3.3 million and $2.9 million in current portion of contract assets and $0.7 million and $1.4 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $6.9 million during the three months ended March 31, 2023 that was included in the December 31, 2022 deferred revenue balance. The Company recognized revenue of $2.5 million during the three months ended March 31, 2022 that was included in the December 31, 2021 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2022	$35,968
Revenue recognized in relation to the beginning of the year contract liability balance	(6,887)
Revenue deferred	15,644
Balance at March 31, 2023	$44,725
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue from sales-type leases	$—	$1,106
Interest income on lease receivables	53	49
Lease income - operating leases	6,466	3,004
Total lease revenue	$6,519	$4,159
The revenue from sales-type leases is related to the Evolv Express units where the lease term is for the major part of the economic life of the underlying equipment and is classified as product revenue in the condensed consolidated statements of operations and comprehensive loss. The interest income on lease receivables is classified as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties were $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2023	2022
Product revenue	$8,754	$5,194
Leased equipment	6,466	3,004
SaaS, maintenance, and other revenue	2,778	368
Professional services	583	144
Total revenue	$18,581	$8,710

Contract Acquisition Costs

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $9.7 million and $9.0 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company amortized commission expense of $1.6 million and $0.4 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2022	$(200)
Provisions	(124)
Write-offs, net of recoveries	—
Balance at March 31, 2023	$(324)
6. Inventory
Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$2,406	$2,334
Finished goods	6,410	7,923
Total	$8,816	$10,257
7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computers and telecom equipment	$843	$599
Lab equipment	902	871
Furniture and fixtures	111	111
Leasehold improvements	542	542
Leased equipment	44,147	35,983
Capitalized software	5,013	4,150
Sales demo equipment	2,411	2,340
Equipment held for lease[1]	15,322	7,826
Construction in progress	23	71
	69,314	52,493
Less: Accumulated depreciation and amortization	(9,525)	(7,786)
	$59,789	$44,707
1Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of March 31, 2023 and December 31, 2022, the net book value of capitalized software was $4.2 million and $3.5 million, respectively. These amounts include $0.1 million and $0.2 million of capitalized stock compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $1.8 million and $1.1 million for the three months ended March 31, 2023 and 2022.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leased equipment and the related accumulated depreciation were as follows:

	March 31, 2023	December 31, 2022
Leased equipment	$44,147	$35,983
Accumulated depreciation	(7,115)	(5,802)
Leased equipment, net	$37,032	$30,181
Depreciation expense related to leased units was $1.4 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
8. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loans payable	$—	$30,000
Less: Unamortized discount	—	(317)
	—	29,683
Less: Current portion of long-term debt	—	10,000
Long-term debt, net of discount	$—	$19,683
Silicon Valley Bank Term Loan Agreement
In December 2022, the Company entered into a loan and security agreement (the "2022 SVB Credit Agreement") with Silicon Valley Bank ("SVB") in order to finance purchases of hardware to be leased to customers. The 2022 SVB Credit Agreement provided for an initial term loan advance of $30.0 million, which was approximately equivalent to the value of all hardware purchases made to support leasing transactions with the Company's customers through December 21, 2022 (the "SVB Closing Date"), with the opportunity to obtain, within 18 months after the SVB Closing Date, additional term loan advances, subject to the satisfaction of certain conditions, in an aggregate principal amount equal to $20.0 million (subject to an increase of an additional $25.0 million upon the satisfaction of certain conditions and approval from SVB). The interest rate applicable to the SVB Term Loans was the greater of (a) the Wall Street Journal Prime Rate plus 1.0% or (b) 7.25% per annum. Interest and principal under the SVB Credit Agreement was payable monthly.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Corporation ("FDIC") as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. ("SVBB"), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Federal Reserve, the U.S. Treasury Department, and the FDIC. On March 12, 2023, the Federal Reserve, the U.S. Treasury Department, and the FDIC announced in a joint statement that all SVB deposits, including both insured and uninsured amounts, would be available in full to account holders. SVB was acquired by First Citizens Bank on March 27, 2023.
In light of the foregoing, on March 28, 2023, upon the recommendation of the Company’s newly-formed Investment Committee of the Board of Directors, the Company (i) gave notice of its desire and intent to terminate the commitments under the 2022 SVB Credit Agreement and (ii) transferred its excess cash out of First Citizens Bank (the “Transfer”). The Transfer resulted in an event of default under the 2022 SVB Credit Agreement. Upon the occurrence of such event of default, First Citizens Bank could have, but was not required to, declare all obligations under the 2022 SVB

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Agreement immediately due and payable. First Citizens Bank did not make such declaration following such event of default.
On March 31, 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. The Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write off of $0.3 million of unamortized debt issuance costs.
9. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.2%	1.6%
Expected term (in years)	6.1	6.1
Expected volatility	87.5%	75.0%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2022 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2022	20,396,824	$0.73
Granted	2,840,421	3.12
Exercised	(100,587)	0.33
Forfeited	—	—
Outstanding as of March 31, 2023	23,136,658	1.03
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2022:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2022	7,501,945	$3.54
Granted	6,491,541	3.10
Vested	(1,409,257)	3.54
Forfeited	(188,696)	3.95
Outstanding as of March 31, 2023	12,395,533	$3.30

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2022:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2022	864,000	$2.65
Granted	—	—
Vested	(432,000)	2.65
Forfeited	(17,500)	2.65
Outstanding as of March 31, 2023	414,500	$2.65
Finback Common Stock Warrants
In January 2021, the Company granted warrants (the "Finback Common Stock Warrants") to purchase 2,552,913 shares of the Company's common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC ("Finback"), a consulting group affiliated with one of the Company's shareholders. The Finback Common Stock Warrants vest upon meeting certain sales criteria as defined in a business development agreement (the "Finback BDA"), which has a term of 3 years. The BDA expired on January 1, 2023, but includes a 1-year "tail period" expiring on January 1, 2024. During the tail period, Finback Common Stock Warrants will continue to vest related to any sale consummated by the Company for which it is determined Finback provided services prior to January 1, 2023 in furtherance of the sale. The Finback Common Stock Warrants expire in January 2031. The Finback Common Stock Warrants are accounted for under ASC 718 Compensation – Stock Compensation as the warrants vest upon certain performance conditions being met.
During the three months ended March 31, 2023, 830,216 Finback Common Stock Warrants were exercised. As of March 31, 2023, 79,677 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $0.2 million, and 1,511,307 Finback Common Stock Warrants are unvested and have a total unrecognized grant date fair value of $11.5 million. During the three months ended March 31, 2023 and 2022, the Company recorded $0.6 million and $0.2 million, respectively, of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$145	$108
Research and development	837	548
Sales and marketing	1,998	1,484
General and administrative	2,063	1,787
Total stock-based compensation expense	$5,043	$3,927
10. Income Taxes
There is no provision for income taxes for the three months ended March 31, 2023 and 2022 because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

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
11. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders – basic and diluted	$(28,609)	$(13,801)

Denominator:
Weighted average common shares outstanding - basic and diluted	146,433,378	142,878,406
Net loss per share attributable to common stockholders – basic and diluted	$(0.20)	$(0.10)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2023	2022
Options issued and outstanding	23,136,658	21,964,309
Public Warrants to purchase common stock	14,324,994	14,324,993
Warrants to purchase common stock (Finback)**	1,590,984	2,421,200
Unvested restricted stock units	12,395,533	6,251,002
Unvested performance stock units	414,500	934,000
Earn-out shares*	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500
	68,760,169	62,793,004
*Issuance of Earn-out shares and Contingently issuable common stock are contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period
**Includes 79,677 vested warrants and 1,511,307 unvested warrants as of March 31, 2023
12. Related Party Transactions

Business Development Agreement with Finback

In January 2021, the Company granted the Finback Common Stock Warrants subject to the terms of the Finback BDA, as discussed in Note 9.

In connection with the Merger and pursuant to the Merger Agreement, in addition to earn-out shares allocated to Finback based on its common stock ownership percentage as of the Merger date, Finback is entitled to receive a proportional share of earn-out shares based upon its remaining unvested warrants as of the Merger Date.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. ("Motorola"), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended March 31, 2023 and 2022, revenue from Motorola's distributor services was $3.2 million and $0.8 million, respectively. As of March 31, 2023 and December 31, 2022, accounts receivable related to Motorola’s distributor services was $4.7 million and $12.5 million, respectively.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement with Stanley Black & Decker, an investor in the Company. Stanley Black & Decker's electronic security business was acquired by Securitas AB ("Securitas") in 2023. Securitas, directly or through its affiliates, resells the Company's products. During the three months ended March 31, 2023 and 2022, revenue from Securitas' reseller services was $0.4 million and less than $0.1 million, respectively. As of March 31, 2023 and December 31, 2022, accounts receivable related to Securitas' reseller services was $0.6 million and $2.2 million, respectively.
13. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.
Legal Proceedings

The Company is not a party to any litigation of a material nature and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to such legal proceedings as incurred.
14. Revision of Prior Period Financial Statements
As discussed in Note 1, in preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company identified errors in its previously issued financial statements whereby (a) certain expenses that were cost of subscription revenue related and cost of service revenue related were inaccurately classified as sales and marketing expenses on the consolidated statements of operations and comprehensive loss, (b) certain equipment under lease or held for lease was inaccurately classified as inventory on the consolidated balance sheets and a portion of the cash outflows related to the equipment under lease or held for lease were misclassified between operating and investing cash flows on the consolidated statements of cash flows, and (c) the vesting of warrants related to the Business Development Agreement disclosed in Note 16 were not accounted for accurately. The identified errors impacted the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022. The Company has made adjustments to the prior period amounts presented in these financial statements accordingly. Additionally, the Company has made adjustments to

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
correct for other previously identified immaterial errors. The Company evaluated the errors and determined that the related impacts were not material to any previously issued annual or interim financial statements. The impact of the revisions to the quarterly period ending March 31, 2022 is presented as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revised Condensed Consolidated Statement of Operations and Comprehensive Loss

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
Revised Condensed Consolidated Statement of Cash Flows

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of our 2022 Form 10-K and in other parts of this Quarterly Report on Form 10-Q.
During the year ended December 31, 2022, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 7 accordingly. Please refer to Notes 1 and 14 to the financial statements included in Part 1 of this Quarterly Report on Form 10-Q for additional information.

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
Business Overview
We are a leader in AI-based weapons detection for security screening. Unlike conventional walk-through metal detectors, our products use advanced sensors, artificial intelligence software, and cloud services to reliably detect guns, improvised explosives, and large knives while ignoring harmless items like phones and keys. This not only enhances security at venues and facilities but also improves the visitor experience by making screening up to ten times faster than alternatives at up to 70% lower total cost.

Our products have screened over 600 million visitors worldwide since our inception. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for lease or purchase and utilize a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $18.6 million and $8.7 million for the three months ended March 31, 2023 and 2022, respectively. We generated a net loss of $28.6 million and $13.8 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations, and if necessary, debt financings. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources.”
Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the "Risk Factors" section of our 2022 Form 10-K.

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

Adoption of our Security Screening Products

We believe the world will continue to focus on the safety and security of people in the places where they gather. Many of these locations, such as professional sports venues, educational institutions, and healthcare facilities, are moving toward a more frictionless security screening experience. We believe that we are well-positioned to take advantage of this opportunity due to our proprietary technologies and global distribution capabilities. Our products are designed to empower venues and facilities to realize the full benefits of touchless security screening, including faster visitor throughput, reduced security staff requirements, and a less invasive screening experience for visitors. We expect that our results of operations, including revenue, will fluctuate for the foreseeable future as venues and facilities continue to shift away from conventional security screening processes towards touchless security screening or consider security screening processes for the first time. The degree to which potential and current customers recognize these benefits and invest in our products will affect our financial results.

Sales Mix, Pricing, Product Cost and Margins

Revenue generated by the sale of products represented 47% and 60% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. The remaining revenue was generated from subscription sales and services for our products. Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions, primarily within the United States.

We continue to transition our go-to-market strategy to focus on our "pure subscription" sales model, where the customer leases our hardware, as opposed to purchasing the hardware outright, and enters into a multi-year security-as-a-service subscription. Accordingly, we expect subscription revenue as a percentage of total revenue to increase in future periods. We believe that the pure subscription model aligns more closely with the SaaS nature of our business and results in a more predictable and consistent recurring revenue stream as compared to the purchase subscription model. As part of this overall strategy, we entered into a distribution and license agreement in March 2023 with Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, which currently serves as our primary contract manufacturer. Under this arrangement, we have granted a limited, non-exclusive license under our intellectual property rights to Columbia Tech, and Columbia Tech will manufacture hardware systems and contract directly with certain of our resellers to fulfill sales demand where the end-user customer requires the contract to be in form of a hardware purchase. Columbia Tech will pay us a hardware license fee for each system sold under this agreement. In these instances, we will still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. We expect sales under this distribution and license agreement will commence by the end of the second fiscal quarter of 2023.

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

Continued Investment and Innovation

We are a leader in AI-based weapons detection for security screening, offering transformative technologies that enable enhanced security, higher throughput, a more frictionless visitor experience, and substantial cost savings through our product innovations. Our performance is significantly dependent on the investment we make in our research and development efforts and on our ability to be at the forefront of the security screening industry. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance existing products and generate customer demand for our products. We believe that investment in our security screening products will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.
Components of Results of Operations
Revenue

We derive revenue from (1) subscription arrangements generally accounted for as operating leases, (2) the sale of products, inclusive of SaaS and maintenance, and (3) professional services. Our arrangements are generally noncancelable and nonrefundable after shipment to the customer. Revenue is recognized net of sales tax.

Product Revenue

We derive a portion of our revenue from the sale of our Evolv Express equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We expect product revenue to decline as a percentage of our overall revenue overtime as more customers enter full subscription transactions with us and as our subscription becomes more valuable to our business.

Subscription Revenue

Subscription revenue consists of revenue derived from leasing Evolv Express and Evolv Edge units to our customers. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.

Generally, lease arrangements include both lease and non-lease components. The non-lease components relate to (1) distinct services, such as installation, training, SaaS, and maintenance and (2) any add-on accessories. Installation and training are included in services revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment lease, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our condensed consolidated statements of operations and comprehensive loss.

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs paid to third party manufacturers and other suppliers, labor costs (including stock-based compensation), and shipping costs.

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

Research and Development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, and consulting and contractor costs. We expect research and development costs will continue to increase during the year ending December 31, 2023 primarily due to incremental investments in headcount and programs we are making to support our new product development efforts.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will continue to increase during the year ending December 31, 2023 due to an expected increase in customer facing headcount as we build out our sales, business development, and customer support capabilities.

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

Loss From Impairment of Property and Equipment

Loss from impairment of property and equipment relates to: (i) leased Evolv Edge units and Evolv Express prototype units that are removed from service and retired as we transition our domestic customers to our most current Evolv Express units and (ii) damaged or destroyed leased units.

Interest Expense

Interest expense includes cash interest paid on long-term debt and amortization of deferred financing fees and costs.

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

Change in Fair Value of Contingently Issuable Common Stock Liability

Prior to the Merger, certain NHIC shareholders owned 4,312,500 shares of NHIC Class B common stock (the "Founder Shares"). Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones, and 517,500 Founder Shares were contributed to Give Evolv LLC. The 1,897,500 outstanding contingently issuable common shares are accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three months ended March 31, 2023 and 2022 because we have historically incurred net operating losses and maintain a full valuation allowance against its deferred tax assets.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$8,754	$5,194	$3,560	69%
Subscription revenue	6,466	3,004	3,462	115
Service revenue	3,361	512	2,849	556
Total revenue	18,581	8,710	9,871	113
Cost of revenue:
Cost of product revenue	10,578	5,206	5,372	103
Cost of subscription revenue	2,351	1,542	809	52
Cost of service revenue	887	1,065	(178)	(17)
Total cost of revenue	13,816	7,813	6,003	77
Gross profit	4,765	897	3,868	431
Operating expenses:
Research and development	5,389	4,175	1,214	29
Sales and marketing	12,804	9,672	3,132	32
General and administrative	8,926	10,817	(1,891)	(17)
Loss from impairment of property and equipment	137	96	41	43
Total operating expenses	27,256	24,760	2,496	10
Loss from operations	(22,491)	(23,863)	1,372	(6)
Other income (expense), net:
Interest expense	(654)	(142)	(512)	361
Interest income	953	68	885	1301%
Other expense, net	19	—	19	*
Loss on extinguishment of debt	(626)	—	(626)	*
Change in fair value of contingent earn-out liability	(3,318)	3,078	(6,396)	(208)
Change in fair value of contingently issuable common stock liability	(742)	1,472	(2,214)	(150)
Change in fair value of public warrant liability	(1,750)	5,586	(7,336)	(131)
Total other income (expense), net	(6,118)	10,062	(16,180)	(161)
Net loss attributable to common stockholders – basic and diluted	$(28,609)	$(13,801)	$(14,808)	107%
* – Not meaningful

Revenue, Cost of Revenue and Gross Profit
Product Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Product revenue	$8,754	$5,194	$3,560	69%
Cost of product revenue	$10,578	$5,206	$5,372	103%
Gross profit - Product revenue	$(1,824)	$(12)	$(1,812)	15100%
Gross profit margin - Product revenue	(21)%	—%	N/A	(21)%
The increases in product revenue and cost of product revenue are primarily due to the increase in product sales of Evolv Express units, which include ongoing increase in the adoption of Evolv Express units by schools, healthcare facilities, and professional sports arenas.
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our product sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 61 new customers during the three months ended March 31, 2023 compared to 44 new customers during the three months ended March 31, 2022, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
The decrease in product gross profit and product gross profit margin during the three months ended March 31, 2023 compared to the prior year period is attributable to several factors. We experienced strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets. These configurations generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price. Further, a higher percentage of sales were made through our channel partners, which are generally at a lower average sale price, and therefore a lower gross profit margin, during the three months ended March 31, 2023 compared to the prior year period. We expect to see improvement in our gross profit margin as we continue to engineer our product with lower cost components.
Subscription Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Subscription revenue	$6,466	$3,004	$3,462	115%
Cost of subscription revenue	$2,351	$1,542	$809	52%
Gross profit - Subscription revenue	$4,115	$1,462	$2,653	181%
Gross profit margin - Subscription revenue	64%	49%	N/A	15%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base and a higher number of active Evolv Express units deployed under our pure subscription contract model. Subscription gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
Service Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Service revenue	$3,361	$512	$2,849	556%
Cost of service revenue	$887	$1,065	$(178)	(17)%
Gross profit - Service revenue	$2,474	$(553)	$3,027	(547)%
Gross profit margin - Service revenue	74%	(108)%	N/A	182%
The increase in service revenue is primarily due to the increased number of purchase subscription units deployed in the preceding year, as well as the increase in the number of installation and training services performed. Service gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$3,509	$3,366	$143	4%
Materials and prototypes	358	345	13	4%
Professional fees	1,337	309	1,028	333%
Other	185	155	30	19%
	$5,389	$4,175	$1,214	29%
The increase in personnel related expenses is due to a modest increase in payroll costs and stock-based compensation primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased. Stock compensation expense included in research and development expenses was $0.8 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. The increase in professional fees primarily relates to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$9,449	$6,030	$3,419	57%
Advertising and direct marketing	1,215	1,844	(629)	(34)%
Travel and entertainment	890	686	204	30%
Professional fees	525	272	253	93%
Other	725	840	(115)	(14)%
	$12,804	$9,672	$3,132	32%
The increase in personnel related expenses is due to an increase in payroll costs, commissions and stock-based compensation resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increase sales volume. Stock compensation expense included in sales and marketing expenses was $2.0 million for the three months ended March 31, 2023 compared to $1.5 million for the three months ended March 31, 2022. The decrease in advertising and direct marketing expense is primarily due to a decrease in expense related to trade shows and events.

General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$5,060	$3,946	$1,114	28%
Professional fees	1,405	3,297	(1,892)	(57)%
Director and officer insurance	973	1,250	(277)	(22)%
Non-income taxes	90	474	(384)	(81)%
Other	1,398	1,850	(452)	(24)%
	$8,926	$10,817	$(1,891)	(17)%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $2.1 million for the three months ended March 31, 2023 compared to $1.8 million for the three months ended March 31, 2022. The decrease in professional fees is primarily related to a decrease in outsourced accounting consultancy fees. The decrease in non-income taxes relates to expense incurred during the three months ended March 31, 2022 related to a sales tax contingency liability. The decrease in other expenses is primarily due to a $0.4 million one-time payment to a former employee during the three months ended March 31, 2022.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was an immaterial $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
Interest Expense
Interest expense was $0.7 million for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022. The increase was primarily due to interest expense incurred related to the Company's term loans with Silicon Valley Bank ("SVB") pursuant to a loan and security agreement entered into in December 2022 (the "2022 SVB Credit Agreement"). During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement.
Interest Income
Interest income of $1.0 million for the three months ended March 31, 2023 related primarily to interest earned on money market funds. $0.1 million interest income was earned for the three months ended March 31, 2022.
Change in Fair Value of Contingent Earn-out Liability
Change in fair value of the contingent earn-out liability resulted in a $3.3 million loss and a $3.1 million gain for the three months ended March 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $0.7 million loss and a $1.5 million gain for the three months ended March 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $1.8 million loss and a $5.6 million gain for the three months ended March 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.

Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of March 31, 2023, we had $181.0 million in cash and cash equivalents. We incurred a net loss of $28.6 million and $13.8 million for the three months ended March 31, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $3.4 million and $29.4 million during the three months ended March 31, 2023 and 2022, respectively.
We maintain substantially all of our cash and cash equivalents in accounts with U.S. and multi-national financial institutions and our deposits at these institutions exceed Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company does not believe it is exposed to any unusual credit risk or deposit concentration risk beyond the normal credit risk associated with commercial banking relationships.
We expect our cash and cash equivalents, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing team. We may require additional capital to respond to the expected growth in the demand for equipment purchases to support our "leased equipment" offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as the public health emergencies, including the COVID-19 pandemic and its variants, international political turmoil, including Russia's invasion of Ukraine and related international sanctions, supply chain disruptions, the ongoing negotiations regarding the United States' federal government's debt limit, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Financing Arrangements
During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. The Company has no debt outstanding as of March 31, 2023.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of March 31, 2023. We anticipate fulfilling such commitments with our existing cash and cash equivalents, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash and cash equivalents amounted to $181.0 million as of March 31, 2023.

We entered into a lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. We are required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space which is classified as restricted cash, non-current on the condensed consolidated balance sheet as of March 31, 2023. Total future minimum lease payments under this noncancelable operating lease amount to $1.8 million.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(3,434)	$(29,430)
Net cash used in investing activities	(14,038)	(7,417)
Net cash provided by (used in) financing activities	(30,299)	227
Effect of exchange rate changes on cash and cash equivalents	(16)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(47,787)	$(36,620)
Operating Activities

	Three Months Ended March 31,
	2023	2022
Net loss	$(28,609)	$(13,801)
Non-cash (income) expense	14,005	(5,126)
Changes in operating assets and liabilities	11,170	(10,503)
Net cash used in operating activities	$(3,434)	$(29,430)
Net loss increased from $13.8 million for the three months ended March 31, 2022 to $28.6 million for the three months ended March 31, 2023 primarily due to changes in the fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability. See "Results of Operations" above for further discussion.
Non-cash expense for the three months ended March 31, 2023 is primarily attributable to $5.0 million of stock-based compensation expense, $1.8 million of depreciation and amortization, $0.6 million of loss from extinguishment of debt, and $5.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability. Non-cash income for the three months ended March 31, 2022 is primarily attributable to $10.1 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability, offset by $3.9 million of stock-based compensation expense and $1.1 million of depreciation and amortization.
Changes in operating assets and liabilities for the three months ended March 31, 2023 are primarily related to the following:
•$8.6 million decrease in accounts receivable primarily due to increased collections and timing of billings to customers;
•$1.4 million decrease in inventory primarily due to a higher proportion of finished goods recorded as property and equipment based on our expectations of the future mix of Evolv Express units to be leased to customers versus sold to customers;
•$8.8 million increase in deferred revenue due to a higher volume of sales; offset by
•$2.2 million decrease in accounts payable (excluding the non-cash change in capital expenditures incurred but not yet paid from December 31, 2022 to March 31, 2023) primarily due to a decrease in inventory; and
•$4.6 million decrease in accrued expenses and other current liabilities primarily due to the payment of 2022 compensation, bonuses, and commissions during the three months ended March 31, 2023.
Changes in operating assets and liabilities for the three months ended March 31, 2022 are primarily related to the following:
•$2.1 million increase in accounts receivable primarily due to higher sales driven by an increase in customers and the timing of billings to customers;
•$1.3 million increase in inventory primarily due to increased production of units to meet customer demand;

•$5.6 million increase in prepaid expense and other current assets primarily due to prepaid deposits related to orders placed for Evolv Express units;
•$2.4 million decrease in accrued expenses and other current liabilities due to the payment of 2021 compensation, bonuses, and commissions paid during the three months ended March 31, 2022; offset by
•$2.6 million increase in deferred revenue primarily due to an increase in billings associated with higher sales.
Investing Activities
During the three months ended March 31, 2023, cash used in investing activities was $14.0 million, consisting primarily of $13.4 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, and $0.7 million for the development of internal-use software and software embedded in products to be sold or leased.

During the three months ended March 31, 2022, cash used in investing activities was $7.4 million, consisting of $6.7 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, and $0.7 million for the development of internal-use software.
Financing Activities
During the three months ended March 31, 2023, cash used in financing activities was $30.3 million, consisting of $1.9 million of proceeds under the 2022 SVB Credit Agreement, offset by $31.9 million related to the full repayment of amounts owed under the 2022 SVB Credit Agreement and $0.3 million payment of debt issuance costs and a prepayment penalty.

During the three months ended March 31, 2022, cash provided by financing activities was $0.2 million, relating entirely to the exercise of stock options.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” for the year ended December 31, 2022 in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There have been no material changes in our market risks from the disclosure included under “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting as described below.
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
•We added finance personnel to the organization, including in fiscal 2022 a new Chief Financial Officer, who also serves as our Principal Financial Officer and Principal Accounting Officer, and a Chief Accounting Officer, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures.
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

Changes in Internal Control over Financial Reporting

Other than with respect to the material weaknesses and remediation efforts described in “Material Weaknesses in Internal Control over Financial Reporting” and “Remediation Plan for the Material Weakness” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation of a material nature or criminal proceedings. See Note 13 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2023.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our 2022 Form 10-K. For a discussion of potential risks and uncertainties related to us, see Part I, Item 1A, "Risk Factors" of our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2023, we did not sell any securities that were not registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39417	3.2	July 22, 2021
10.1#	Evolv Technologies Holdings, Inc. Executive Officer Performance Bonus Plan	8-K	001-39417	10.1	March 2, 2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
_________________________________
*Filed herewith.
**Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 10, 2023

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Mark Donohue
Name:	Mark Donohue
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)