Form 10-Q
period 2023-06-30
Evolv Technologies Holdings, Inc.
filed 2023-08-10
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2023, there were 149,994,815 shares of Class A common stock, par value $0.0001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures; the Company’s history of losses and lack of profitability; the Company’s reliance on third party contract manufacturing and distribution, and a global supply chain; the rate of innovation required to maintain competitiveness in the markets in which the Company competes; the competitiveness of the market in which the Company competes; the failure of our products to detect threats could result in injury or loss of life, which could harm our brand, reputation, and results of operations; the loss of designation of our Evolv Express® system as a Qualified Anti-Terrorism Technology under the Homeland Security SAFETY Act; the ability for the Company to obtain, maintain, protect and enforce the Company’s intellectual property rights and use of “open source” software; the concentration of the Company’s revenues on a single solution; the Company’s ability to timely design, produce and launch its solutions, the Company’s ability to invest in growth initiatives and pursue acquisition opportunities; the limited liquidity and trading of the Company’s securities; risks related to existing and changing tax laws; geopolitical risk and changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; operational risk; risks related to material weaknesses in our internal control over financial reporting; risks related to increasing attention to and evolving expectations for, environmental, social, and governance initiatives, risk that the COVID-19 pandemic or a new pandemic may have an adverse effect on the Company’s business operations, as well as the Company’s financial condition and results of operations; the impact of fluctuating general economic and market conditions; the need for additional capital to support business growth, which might not be available on acceptable terms, if at all; and litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on resources; and other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as any such factors may be updated from time to time in its other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$155,537	$229,783
Restricted cash	1,000	—
Accounts receivable, net *	32,393	31,920
Inventory	5,032	10,257
Current portion of contract assets	4,732	2,852
Current portion of commission asset	3,648	3,384
Prepaid expenses and other current assets	13,808	14,388
Total current assets	216,150	292,584
Restricted cash, noncurrent	275	275
Contract assets, noncurrent	690	1,386
Commission asset, noncurrent	6,649	5,655
Property and equipment, net	81,085	44,707
Operating lease right-of-use assets	1,241	1,673
Other assets	1,878	1,835
Total assets	$307,968	$348,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,912	$18,194
Accrued expenses and other current liabilities	10,821	11,545
Current portion of deferred revenue	39,366	18,273
Current portion of long-term debt	—	10,000
Current portion of operating lease liabilities	1,130	1,114
Total current liabilities	68,229	59,126
Deferred revenue, noncurrent	20,715	17,695
Long-term debt, noncurrent	—	19,683
Operating lease liabilities, noncurrent	363	892
Contingent earn-out liability	45,649	14,218
Contingently issuable common stock liability	9,229	3,392
Public warrant liability	19,625	6,124
Total liabilities	163,810	121,130
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 149,790,742 and 145,204,974 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	431,759	419,190
Accumulated other comprehensive loss	(43)	(10)
Accumulated deficit	(287,573)	(192,210)
Stockholders’ equity	144,158	226,985
Total liabilities and stockholders’ equity	$307,968	$348,115
*Includes related party accounts receivable, net of $3.8 million and $14.6 million as of June 30, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$7,243	$4,146	$15,997	$9,340
Subscription revenue	7,964	4,006	14,430	7,010
Service revenue	4,618	918	7,979	1,430
Total revenue *	19,825	9,070	38,406	17,780
Cost of revenue:
Cost of product revenue	7,722	5,347	18,300	10,553
Cost of subscription revenue	3,406	1,981	5,757	3,523
Cost of service revenue	1,284	1,189	2,171	2,254
Total cost of revenue	12,412	8,517	26,228	16,330
Gross profit	7,413	553	12,178	1,450
Operating expenses:
Research and development	6,395	4,156	11,784	8,331
Sales and marketing	13,613	11,751	26,417	21,423
General and administrative	10,874	9,612	19,800	20,429
Loss from impairment of property and equipment	157	316	294	412
Total operating expenses	31,039	25,835	58,295	50,595
Loss from operations	(23,626)	(25,282)	(46,117)	(49,145)
Other income (expense), net:
Interest expense	—	(159)	(654)	(301)
Interest income	1,853	491	2,806	559
Other expense, net	(22)	—	(3)	—
Loss on extinguishment of debt	—	—	(626)	—
Change in fair value of contingent earn-out liability	(28,113)	(569)	(31,431)	2,509
Change in fair value of contingently issuable common stock liability	(5,095)	(24)	(5,837)	1,448
Change in fair value of public warrant liability	(11,751)	(143)	(13,501)	5,443
Total other income (expense), net	(43,128)	(404)	(49,246)	9,658
Net loss	$(66,754)	$(25,686)	$(95,363)	$(39,487)

Weighted average common shares outstanding – basic and diluted	148,882,160	143,552,032	147,664,534	143,220,268
Net loss per share - basic and diluted	$(0.45)	$(0.18)	$(0.65)	$(0.28)

Net loss	$(66,754)	$(25,686)	$(95,363)	$(39,487)
Other comprehensive loss
Cumulative translation adjustment	(17)	(10)	(33)	(10)
Total other comprehensive loss	(17)	(10)	(33)	(10)
Total comprehensive loss	$(66,771)	$(25,696)	$(95,396)	$(39,497)
*Includes related party revenue of $3.4 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and $7.0 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	145,204,974	$15	$419,190	$(10)	$(192,210)	$226,985
Issuance of common stock upon net exercise of stock options	100,587	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	1,841,257	—	—	—	—	—
Issuance of common stock upon exercise of warrants	830,216	—	348	—	—	348
Stock-based compensation cost	—	—	5,101	—	—	5,101
Cumulative translation adjustment	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(28,609)	(28,609)
Balances at March 31, 2023	147,977,034	$15	$424,672	$(26)	$(220,819)	$203,842
Issuance of common stock upon net exercise of stock options	775,193	—	310	—	—	310
Issuance of common stock upon vesting of restricted stock units	1,038,415	—	—	—	—	—
Issuance of common stock upon exercise of warrants	100	—	1	—	—	1
Stock-based compensation cost	—	—	6,776	—	—	6,776
Cumulative translation adjustment	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(66,754)	(66,754)
Balances at Balances at June 30, 2023	149,790,742	$15	$431,759	$(43)	$(287,573)	$144,158

Balances at December 31, 2021	142,745,021	$14	$396,064	$—	$(105,804)	$290,274
Issuance of common stock upon exercise of stock options	496,971	—	226	—	—	226
Issuance of common stock upon vesting of restricted stock units	80,044	—	—	—	—	—
Stock-based compensation cost	—	—	3,953	—	—	3,953
Net loss	—	—	—	—	(13,801)	(13,801)
Balances at March 31, 2022	143,322,036	$14	$400,243	$—	$(119,605)	$280,652
Issuance of common stock upon net exercise of stock options	350,092	—	157	—	—	157
Issuance of common stock upon vesting of restricted stock units	157,867	—	—	—	—	—
Stock-based compensation cost	—	—	5,093	—	—	5,093
Cumulative translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(25,686)	(25,686)
Balances at June 30, 2022	143,829,995	$14	$405,493	$(10)	$(145,291)	$260,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(95,363)	$(39,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,087	2,350
Write-off of inventory and change in inventory reserve	337	425
Adjustment to property and equipment for sales type leases	—	(625)
Loss from impairment of property and equipment	294	412
Stock-based compensation	11,732	8,988
Non-cash interest expense	22	10
Non-cash lease expense	432	392
Change in allowance for expected credit losses	173	80
Loss on extinguishment of debt	626	—
Change in fair value of earn-out liability	31,431	(2,509)
Change in fair value of contingently issuable common stock	5,837	(1,448)
Change in fair value of public warrant liability	13,501	(5,443)
Changes in operating assets and liabilities
Accounts receivable	(646)	(5,786)
Inventory	5,080	(3,545)
Commission assets	(1,258)	(339)
Contract assets	(1,184)	(1,352)
Other assets	(43)	(756)
Prepaid expenses and other current assets	580	(9,707)
Accounts payable	(7,409)	2,147
Deferred revenue	24,113	6,031
Accrued expenses and other current liabilities	(342)	(1,876)
Operating lease liability	(513)	(457)
Net cash used in operating activities	(8,513)	(52,495)
Cash flows from investing activities:
Development of internal-use software	(1,599)	(1,301)
Purchases of property and equipment	(33,173)	(11,379)
Proceeds from sale of property and equipment	60	—
Net cash used in investing activities	(34,712)	(12,680)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	344	384
Proceeds from long-term debt	1,876	—
Repayment of principal on long-term debt	(31,876)	—
Payment of debt issuance costs and prepayment penalty	(332)	—
Net cash provided by (used in) financing activities	(29,988)	384
Effect of exchange rate changes on cash and cash equivalents	(33)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	(73,246)	(64,801)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	230,058	308,167
Cash, cash equivalents and restricted cash at end of period	$156,812	$243,366
Supplemental disclosure of cash flow information
Cash paid for interest	$710	$277
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$191	$—
Capital expenditures incurred but not yet paid	13,572	4,256
Capitalization of stock compensation	218	57
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$155,537	$242,691
Restricted cash	1,000	400
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$156,812	$243,366

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
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
2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2022. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

Recently Adopted Accounting Pronouncements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (1) irrevocably elects to “opt out” of such extended transition period or (2) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies. Based on our public float as of June 30, 2023, we expect to become a large accelerated filer and lose emerging growth company status as of December 31, 2023. As of December 31, 2023, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies. Based on our public float as of June 30, 2023, we also expect to transition out of smaller reporting company status as of December 31, 2023 and will no longer be able to rely on the scaled disclosure requirements allowed for smaller reporting companies.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$141,612	$—	$—	$141,612
	$141,612	$—	$—	$141,612
Liabilities:
Contingent earn-out liability	$—	$—	$45,649	$45,649
Contingently issuable common stock liability	—	—	9,229	9,229
Public Warrant liability	19,625	—	—	19,625
	$19,625	$—	$54,878	$74,503

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$149,971	$—	$—	$149,971
	$149,971	$—	$—	$149,971
Liabilities:
Contingent earn-out liability	$—	$—	$14,218	$14,218
Contingently issuable common stock liability	—	—	3,392	3,392
Public Warrant liability	6,124	—	—	6,124
	$6,124	$—	$17,610	$23,734
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
During each of the three and six months ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of June 30, 2023, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of June 30, 2023 were as follows: 85% expected stock price volatility, a risk-free rate of return of 4.6%, a 25% likelihood of change in control and a remaining term of 2.7 years.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2022	$14,218
Change in fair value	31,431
Balance at June 30, 2023	$45,649
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock (the "Founder Shares"). Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 517,500 Founder Shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of June 30, 2023, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of June 30, 2023 were as follows: 85% expected stock price volatility, a risk-free rate of return of 4.5%, a 25% likelihood of change in control and a remaining term of 3.1 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2022	$3,392
Change in fair value	5,837
Balance at June 30, 2023	$9,229
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants (the "Public Warrants") to purchase 14,325,000 shares of common stock at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of June 30, 2023, 14,324,893 Public Warrants are outstanding.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2022	$6,124
Change in fair value	13,501
Balance at June 30, 2023	$19,625
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

The Company derives revenue from (1) subscription arrangements generally accounted for as operating leases under ASC 842 and (2) from the sale of products, inclusive of SaaS and maintenance, (3) professional services, and (4) license fees related to a distribution and license agreement with the Company's primary contract manufacturer. The Company’s arrangements are generally noncancelable and nonrefundable after shipment to the customer. Revenue is recognized net of sales tax.

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2023.

	Less than 1 year	Greater than 1 year	Total
Product revenue	$3,050	$—	$3,050
Subscription revenue	42,140	92,099	134,239
Service revenue	17,883	43,124	61,007
Total revenue	$63,073	$135,223	$198,296
The amount of minimum future leases is based on expected income recognition. As of June 30, 2023, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2023 (six months remaining)	$21,253
2024	41,340
2025	37,364
2026	26,748
2027	7,511
Thereafter	23
$134,239
Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of June 30, 2023 and December 31, 2022, the Company had $4.7 million and $2.9 million in current portion of contract assets and $0.7 million and $1.4 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $5.3 million and $12.1 million during the three and six months ended June 30, 2023 that was included in the December 31, 2022 deferred revenue balance. The Company recognized revenue of $2.2 million and $4.7 million during the three and six months ended June 30, 2022 that was included in the December 31, 2021 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2022	$35,968
Revenue recognized in relation to the beginning of the year contract liability balance	(12,140)
Revenue deferred	36,253
Balance at June 30, 2023	$60,081
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from sales-type leases	$—	$—	$—	$1,106
Interest income on lease receivables	51	61	104	110
Lease income - operating leases	7,964	4,006	14,430	7,010
Total lease revenue	$8,015	$4,067	$14,534	$8,226
The revenue from sales-type leases is related to the Evolv Express units where the lease term is for the major part of the economic life of the underlying equipment and is classified as product revenue in the condensed consolidated statements of operations and comprehensive loss. The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. The lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties were less than $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively. Revenue related to leases entered into with related parties were $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$7,243	$4,146	$15,997	$9,340
Leased equipment	7,964	4,006	14,430	7,010
SaaS, maintenance, and other revenue	4,121	729	6,899	1,097
Professional services	497	189	1,080	333
Total revenue	$19,825	$9,070	$38,406	$17,780

Commissions

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $10.3 million and $9.0 million as of June 30, 2023 and December 31, 2022, respectively. During the three months ended June 30, 2023 and 2022, the Company recognized commission expense of $1.5 million and $0.9 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized commission expense of $3.1 million and $1.2 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2022	$(200)
Provisions	(182)
Write-offs, net of recoveries	9
Balance at June 30, 2023	$(373)
6. Inventory
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$3,250	$2,334
Finished goods	1,782	7,923
Total	$5,032	$10,257
7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computers and telecom equipment	$1,001	$599
Lab equipment	951	871
Furniture and fixtures	111	111
Leasehold improvements	542	542
Leased equipment	57,143	35,983
Capitalized software	6,002	4,150
Sales demo equipment	2,689	2,340
Equipment held for lease[1]	24,183	7,826
Construction in progress	156	71
	92,778	52,493
Less: Accumulated depreciation and amortization	(11,693)	(7,786)
	$81,085	$44,707
1Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of June 30, 2023 and December 31, 2022, the net book value of capitalized software was $4.9 million and $3.5 million, respectively. These amounts include $0.4 million and $0.2 million of capitalized stock compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $2.3 million and $1.3 million for the three months ended June 30, 2023 and 2022, and $4.1 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leased equipment and the related accumulated depreciation were as follows:

	June 30, 2023	December 31, 2022
Leased equipment	$57,143	$35,983
Accumulated depreciation	(8,805)	(5,802)
Leased equipment, net	$48,338	$30,181
Depreciation expense related to leased units was $1.8 million and $1.0 million during the three months ended June 30, 2023 and 2022, and $3.2 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
8. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loans payable	$—	$30,000
Less: Unamortized discount	—	(317)
	—	29,683
Less: Current portion of long-term debt	—	10,000
Long-term debt, net of discount	$—	$19,683
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
On March 31, 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. The Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write-off of $0.3 million of unamortized debt issuance costs.
9. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.2%	1.6%
Expected term (in years)	6.1	6.1
Expected volatility	87.5%	75.0%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2022 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2022	20,396,824	$0.73
Granted	2,840,421	3.12
Exercised	(875,780)	0.39
Forfeited	(20,468)	0.42
Outstanding as of June 30, 2023	22,340,997	1.05
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2022:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2022	7,501,945	$3.54
Granted	7,742,983	3.25
Vested	(2,447,672)	3.40
Forfeited	(345,516)	3.75
Outstanding as of June 30, 2023	12,451,740	$3.38

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2022:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2022	864,000	$2.65
Granted	—	—
Vested	(432,000)	2.65
Forfeited	(25,000)	2.65
Outstanding as of June 30, 2023	407,000	$2.65
Finback Common Stock Warrants
In January 2021, the Company granted warrants (the "Finback Common Stock Warrants") to purchase 2,552,913 shares of the Company's Class A common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC ("Finback"), a consulting group affiliated with one of the Company's stockholders. The Finback Common Stock Warrants vest upon meeting certain sales criteria as defined in a business development agreement (the "Finback BDA"), which has a term of 3 years. The Finback BDA expired on January 1, 2023 but includes a 1-year "tail period" expiring on January 1, 2024. During the tail period, Finback Common Stock Warrants will continue to vest related to any sale consummated by the Company for which it is determined Finback provided services prior to January 1, 2023 in furtherance of the sale. The Finback Common Stock Warrants expire in January 2031. The Finback Common Stock Warrants are accounted for under ASC 718 Compensation – Stock Compensation as the warrants vest upon certain performance conditions being met.
During the six months ended June 30, 2023, 830,216 Finback Common Stock Warrants were exercised. As of June 30, 2023, 175,599 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $1.0 million, and 1,415,385 Finback Common Stock Warrants are unvested and have a total unrecognized grant date fair value of $10.8 million. During the three months ended June 30, 2023 and 2022, the Company recorded $0.8 million and $0.6 million, respectively, of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants. During the six months ended June 30, 2023 and 2022, the Company recorded $1.4 million and $0.8 million, respectively, of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$184	$280	$329	$388
Research and development	1,238	931	2,075	1,479
Sales and marketing	2,508	2,344	4,506	3,828
General and administrative	2,759	1,506	4,822	3,293
Total stock-based compensation expense	$6,689	$5,061	$11,732	$8,988

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Income Taxes
There is no provision for income taxes for the three and six months ended June 30, 2023 and 2022 because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.
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
11. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Numerator:
Net income (loss) attributable to common stockholders – basic and diluted	$(66,754)	$(25,686)	$—	$(95,363)	$(39,487)

Denominator:
Weighted average common shares outstanding - basic and diluted	148,882,160	143,552,032		147,664,534	143,220,268
Net loss per share attributable to common stockholders – basic and diluted	$(0.45)	$(0.18)		$(0.65)	$(0.28)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options issued and outstanding	22,340,997	21,567,577	22,340,997	21,567,577
Public Warrants to purchase common stock	14,324,893	14,324,994	14,324,893	14,324,994
Warrants to purchase common stock (Finback)**	1,590,984	2,421,200	1,590,984	2,421,200
Unvested restricted stock units	12,451,740	7,446,143	12,451,740	7,446,143
Unvested performance stock units	407,000	914,000	407,000	914,000
Earn-out shares*	15,000,000	15,000,000	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500	1,897,500	1,897,500
	68,013,114	63,571,414	68,013,114	63,571,414
*Issuance of Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period
**Includes 175,599 vested warrants and 1,415,385 unvested warrants as of June 30, 2023

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. ("Motorola"), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended June 30, 2023 and 2022, revenue from Motorola's distributor services was $2.9 million and $1.9 million, respectively. During the six months ended June 30, 2023 and 2022, revenue from Motorola's distributor services was $6.2 million and $2.8 million, respectively. As of June 30, 2023 and December 31, 2022, accounts receivable related to Motorola’s distributor services was $3.0 million and $12.5 million, respectively.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement with Stanley Black & Decker, an investor in the Company. Stanley Black & Decker's electronic security business was acquired by Securitas AB ("Securitas") in 2023. Securitas, directly or through its affiliates, resells the Company's products. During the three months ended June 30, 2023 and 2022, revenue from Securitas' reseller services was $0.5 million and $0.3 million, respectively. During the six months ended June 30, 2023 and 2022, revenue from Securitas' reseller services was $0.9 million and $0.3 million, respectively. As of June 30, 2023 and December 31, 2022, accounts receivable related to Securitas' reseller services was $0.9 million and $2.2 million, respectively.
13. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.
Legal Proceedings and Other Matters

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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the ordinary course of business, the Company is subject to regulatory and governmental examinations, information gathering requests, inquiries and investigations. We do not expect such examinations, requests, inquiries or investigations to have a material effect on our results of operations, financial condition or liquidity, either individually or in the aggregate.

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

Our products have screened over 750 million visitors worldwide since our inception. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for lease or purchase and utilize a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $19.8 million and $9.1 million for the three months ended June 30, 2023 and 2022, respectively. We generated a net loss of $66.8 million and $25.7 million for the three months ended June 30, 2023 and 2022, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

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

General Economic and Market Conditions

We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; public health emergencies; the ongoing Russian invasion of Ukraine and related geopolitical impacts; and a possible prolonged economic recession. While these factors continue to evolve, we plan to remain flexible and to optimize our business as appropriate and allocate resources, as necessary.

Adoption of our Security Screening Products

We believe the world will continue to focus on the safety and security of people in the places where they gather. Many of these locations, such as professional sports venues, educational institutions, and healthcare facilities, are moving toward a more frictionless security screening experience. We believe that we are well-positioned to take advantage of this opportunity due to our proprietary technologies and distribution capabilities. Our products are designed to empower venues and facilities to realize the full benefits of touchless security screening, including faster visitor throughput, reduced security staff requirements, and a less invasive screening experience for visitors. We expect that our results of operations, including revenue, will fluctuate for the foreseeable future as venues and facilities continue to shift away from conventional security screening processes towards touchless security screening or consider security screening processes for the first time. The degree to which potential and current customers recognize these benefits and invest in our products will affect our financial results.

Sales Mix, Pricing, Product Cost and Margins

Revenue generated by the sale of products represented 37% and 46% of our total revenue for the three months ended June 30, 2023 and 2022, respectively. The remaining revenue was generated from subscription sales and services for our products, and an immaterial amount from license fees, as discussed below. Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions, primarily within the United States.

We continue to transition our go-to-market strategy to focus on our "pure subscription" sales model, where the customer leases our hardware, as opposed to purchasing the hardware outright, and enters into a multi-year security-as-a-service subscription. Accordingly, we expect subscription revenue as a percentage of total revenue to increase in future periods. We believe that the pure subscription model aligns more closely with the SaaS nature of our business and results in a more predictable and consistent recurring revenue stream as compared to the purchase subscription model. As part of this overall strategy, we entered into a distribution and license agreement in March 2023 (the "Distribution and License Agreement") with Columbia Electrical Contractors, Inc. ("Columbia Tech"), which currently serves as our primary contract manufacturer. Under this arrangement, we have granted a limited, non-exclusive license under our intellectual property rights to Columbia Tech, and Columbia Tech manufactures hardware systems and contracts directly with certain of our resellers to fulfill sales demand where the end-user customer requires the contract to be in form of a hardware purchase. Columbia Tech pays us a hardware license fee for each system sold under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users.

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

We derive revenue from (1) subscription arrangements generally accounted for as operating leases, (2) the sale of products, inclusive of SaaS and maintenance, (3) professional services, and (4) license fees related to the Distribution and License Agreement. Our arrangements are generally noncancelable and nonrefundable after shipment to the customer. Revenue is recognized net of sales tax.

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

Services Revenue
Services revenue includes subscription-based SaaS and maintenance revenue related to products sold to customers, installation and training services, and license fees related to the Distribution and License Agreement. Maintenance consists of technical support, bug fixes, and when-and-if available threat updates. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years. Revenue for installation and training are recognized upon transfer of control of these services, which are normally rendered over a short duration. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller.

Cost of Revenue

We recognize cost of revenue in the same manner that the related revenue is recognized.

Cost of Product Revenue

Cost of product revenue consists primarily of costs paid to third party manufacturers and other suppliers and shipping costs.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of depreciation expense related to leased units, an allocated portion of internal-use software amortization expense, shipping costs, and maintenance costs related to leased units. Maintenance costs consist primarily of labor (including stock-based compensation), spare parts, shipping costs, field service repair costs, equipment, and supplies.

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

Change in Fair Value of Contingent Earn-out Liability

In connection with the Merger and pursuant to the Merger Agreement, certain of Legacy Evolv’s initial stockholders are entitled to receive additional shares of our common stock upon us achieving certain milestones. The earn-out arrangement with the Legacy Evolv stockholders is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Contingently Issuable Common Stock Liability

Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock (the "Founder Shares"). Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones, and 517,500 Founder Shares were contributed to Give Evolv LLC. The 1,897,500 outstanding contingently issuable common shares are accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Public Warrant Liability

In connection with the closing of the Merger, the Company assumed a warrant to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. We assessed the features of these warrants and determined that they qualify for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger with the offset to additional paid-in capital.

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three and six months ended June 30, 2023 and 2022 because we have historically incurred net operating losses and maintain a full valuation allowance against its deferred tax assets.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$7,243	$4,146	$3,097	75%
Subscription revenue	7,964	4,006	3,958	99
Service revenue	4,618	918	3,700	403
Total revenue	19,825	9,070	10,755	119
Cost of revenue:
Cost of product revenue	7,722	5,347	2,375	44
Cost of subscription revenue	3,406	1,981	1,425	72
Cost of service revenue	1,284	1,189	95	8
Total cost of revenue	12,412	8,517	3,895	46
Gross profit	7,413	553	6,860	1,241
Operating expenses:
Research and development	6,395	4,156	2,239	54
Sales and marketing	13,613	11,751	1,862	16
General and administrative	10,874	9,612	1,262	13
Loss from impairment of property and equipment	157	316	(159)	(50)
Total operating expenses	31,039	25,835	5,204	20
Loss from operations	(23,626)	(25,282)	1,656	7
Other income (expense), net:
Interest expense	—	(159)	159	100
Interest income	1,853	491	1,362	277
Other expense, net	(22)	—	(22)	*
Loss on extinguishment of debt	—	—	—	*
Change in fair value of contingent earn-out liability	(28,113)	(569)	(27,544)	(4,841)
Change in fair value of contingently issuable common stock liability	(5,095)	(24)	(5,071)	(21,129)
Change in fair value of public warrant liability	(11,751)	(143)	(11,608)	(8,117)
Total other income (expense), net	(43,128)	(404)	(42,724)	(10,575)
Net loss attributable to common stockholders – basic and diluted	$(66,754)	$(25,686)	$(41,068)	(160)%
* Not meaningful

Revenue, Cost of Revenue and Gross Profit
Product Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Product revenue	$7,243	$4,146	$3,097	75%
Cost of product revenue	$7,722	$5,347	$2,375	44%
Gross profit - Product revenue	$(479)	$(1,201)	$722	60%
Gross profit margin - Product revenue	(7)%	(29)%	N/A	22%
The increases in product revenue and cost of product revenue are primarily due to the increase in product sales of Evolv Express units, which reflect an ongoing increase in the adoption of Evolv Express units by schools and healthcare facilities.
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our product sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 74 new customers during the three months ended June 30, 2023 compared to 53 new customers during the three months ended June 30, 2022, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
The increase in product gross profit and product gross profit margin during the three months ended June 30, 2023 compared to the prior year period is attributable primarily to higher average revenue per unit sold. These increases were tempered by (i) a continued strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets (single lane configurations typically generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price), and (ii) a higher percentage of sales made through our channel partners, which are generally at a lower average sale price. We expect to continue to see improvement in our gross profit margin as we continue to engineer our product with lower cost components.
Subscription Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Subscription revenue	$7,964	$4,006	$3,958	99%
Cost of subscription revenue	$3,406	$1,981	$1,425	72%
Gross profit - Subscription revenue	$4,558	$2,025	$2,533	125%
Gross profit margin - Subscription revenue	57%	51%	N/A	7%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base and a higher number of active Evolv Express units deployed under our pure subscription contract model. Subscription gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
Service Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Service revenue	$4,618	$918	$3,700	403%
Cost of service revenue	$1,284	$1,189	$95	8%
Gross profit - Service revenue	$3,334	$(271)	$3,605	1,330%
Gross profit margin - Service revenue	72%	(30)%	N/A	102%
The increase in service revenue is primarily due to the increased number of purchase subscription units deployed in the preceding year, as well as the increase in the number of installation and training services performed. Service gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$4,313	$3,596	$717	20%
Materials and prototypes	839	(109)	948	870%
Professional fees	926	423	503	119%
Other	317	246	71	29%
	$6,395	$4,156	$2,239	54%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased. Stock-based compensation expense included in research and development expenses was $1.2 million for the three months ended June 30, 2023 compared to $0.9 million for the three months ended June 30, 2022. The increase in materials and prototypes expense is due to increased design and engineering costs related to the development of the next generation of our Evolv Express system. The increase in professional fees primarily relates to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$10,258	$7,583	$2,675	35%
Advertising and direct marketing	612	1,045	(433)	(41)%
Travel and entertainment	1,252	852	400	47%
Professional fees	569	280	289	103%
Other	922	1,991	(1,069)	(54)%
	$13,613	$11,751	$1,862	16%
The increase in personnel related expenses is due to an increase in payroll costs, commissions and stock-based compensation resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increase sales volume. Stock compensation expense included in sales and marketing expenses was $2.5 million for the three months ended June 30, 2023 compared to $2.3 million for the three months ended June 30, 2022. The decrease in advertising and direct marketing expense is primarily due to a decrease in expense related to trade shows and events. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased due primarily to an increase in marketing consulting costs. Other expense decreased due primarily to $1.0 million of certain one-time expenses incurred during the three months ended June 30, 2022.
General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$6,113	$4,019	$2,094	52%
Professional fees	1,504	2,042	(538)	(26)%
Director and officer insurance	1,093	1,380	(287)	(21)%
Other	2,164	2,171	(7)	—%
	$10,874	$9,612	$1,262	13%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $2.8 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022. The decrease in professional fees is primarily related to a decrease in outsourced accounting consultancy fees. The decrease in insurance expense is primarily related to a decrease in director and officer insurance premiums. Other expense decreased primarily due to $1.2 million of certain one-time expenses incurred during the three months ended June 30, 2022, offset by increases in software subscriptions, non-income taxes, and other miscellaneous expenses.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was an immaterial $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.
Interest Expense
Interest expense was $0 for the three months ended June 30, 2023, compared to $0.2 million for the three months ended June 30, 2022. During March 2023, the Company fully repaid all borrowings and accrued interest under its term loans with Silicon Valley Bank ("SVB") pursuant to a loan and security agreement entered into in December 2022 (the "2022 SVB Credit Agreement").
Interest Income
Interest income of $1.9 million for the three months ended June 30, 2023 and $0.5 million for the three months ended June 30, 2022 related primarily to interest earned on money market funds.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in losses of $28.1 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in losses of $5.1 million and less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.

Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in losses of $11.8 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$15,997	$9,340	$6,657	71%
Subscription revenue	14,430	7,010	7,420	106
Service revenue	7,979	1,430	6,549	458
Total revenue	38,406	17,780	20,626	116
Cost of revenue:
Cost of product revenue	18,300	10,553	7,747	73
Cost of subscription revenue	5,757	3,523	2,234	63
Cost of service revenue	2,171	2,254	(83)	(4)
Total cost of revenue	26,228	16,330	9,898	61
Gross profit	12,178	1,450	10,728	740
Operating expenses:
Research and development	11,784	8,331	3,453	41
Sales and marketing	26,417	21,423	4,994	23
General and administrative	19,800	20,429	(629)	(3)
Loss from impairment of property and equipment	294	412	(118)	(29)
Total operating expenses	58,295	50,595	7,700	15
Loss from operations	(46,117)	(49,145)	3,028	6
Other income (expense), net:
Interest expense	(654)	(301)	(353)	(117)
Interest income	2,806	559	2,247	402
Other expense, net	(3)	—	(3)	*
Loss on extinguishment of debt	(626)	—	(626)	*
Change in fair value of contingent earn-out liability	(31,431)	2,509	(33,940)	(1,353)
Change in fair value of contingently issuable common stock liability	(5,837)	1,448	(7,285)	(503)
Change in fair value of public warrant liability	(13,501)	5,443	(18,944)	(348)
Total other income (expense), net	(49,246)	9,658	(58,904)	(610)
Net loss	$(95,363)	$(39,487)	$(55,876)	(142)%
* Not meaningful

Revenue, Cost of Revenue and Gross Profit
Product Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Product revenue	$15,997	$9,340	$6,657	71%
Cost of product revenue	$18,300	$10,553	$7,747	73%
Gross profit - Product revenue	$(2,303)	$(1,213)	$(1,090)	(90)%
Gross profit margin - Product revenue	(14)%	(13)%	N/A	(1)%
The increases in product revenue and cost of product revenue are primarily due to the increase in product sales of Evolv Express units, which reflect an ongoing increase in the adoption of Evolv Express units by schools and healthcare facilities.
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our product sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 135 new customers during the six months ended June 30, 2023 compared to 97 new customers during the six months ended June 30, 2022, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
The decrease in product gross profit during the six months ended June 30, 2023 compared to the prior year period is attributable primarily to an increase in product sales as product gross profit margin remained relatively consistent between periods. Product gross profit margin improved during the three months ended June 30, 2023 (negative 7%) compared to the three months ended March 31, 2023 (negative 21%) primarily as the result of higher average revenue per unit sold. These increases were tempered by (i) continued strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets (single lane configurations typically generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price), and (ii) a higher percentage of sales made through our channel partners, which are generally at a lower average sale price. We expect to continue to see improvement in our gross profit margin as we continue to engineer our product with lower cost components.
Subscription Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Subscription revenue	$14,430	$7,010	$7,420	106%
Cost of subscription revenue	$5,757	$3,523	$2,234	63%
Gross profit - Subscription revenue	$8,673	$3,487	$5,186	149%
Gross profit margin - Subscription revenue	60%	50%	N/A	10%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base and a higher number of active Evolv Express units deployed under our pure subscription contract model. Subscription gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
Service Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Service revenue	$7,979	$1,430	$6,549	458%
Cost of service revenue	$2,171	$2,254	$(83)	(4)%
Gross profit - Service revenue	$5,808	$(824)	$6,632	805%
Gross profit margin - Service revenue	73%	(58)%	N/A	130%
The increase in service revenue is primarily due to the increased number of purchase subscription units deployed in the preceding year, as well as the increase in the number of installation and training services performed. Service gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$8,160	$6,962	$1,198	17%
Materials and prototypes	1,197	236	961	407%
Professional fees	1,925	732	1,193	163%
Other	502	401	101	25%
	$11,784	$8,331	$3,453	41%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased. Stock compensation expense included in research and development expenses was $2.1 million for the six months ended June 30, 2023 compared to $1.5 million for the six months ended June 30, 2022. The increase in materials and prototypes is due to design and engineering costs related to the next generation of our Evolv Express system. The increase in professional fees primarily relates to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$19,707	$13,613	$6,094	45%
Advertising and direct marketing	1,827	2,889	(1,062)	(37)%
Travel and entertainment	2,142	1,538	604	39%
Professional fees	1,094	552	542	98%
Other	1,647	2,831	(1,184)	(42)%
	$26,417	$21,423	$4,994	23%
The increase in personnel related expenses is due to an increase in payroll costs, commissions and stock-based compensation resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increase sales volume. Stock compensation expense included in sales and marketing expenses was $4.5 million for the six months ended June 30, 2023 compared to $3.8 million for the six months ended June 30, 2022. The decrease in advertising and direct marketing expense is primarily due to a decrease in expense related to trade shows and events. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased due primarily to an increase in marketing consulting costs. Other expense decreased due primarily to $1.0 million of certain one-time expenses incurred during the six months ended June 30, 2022.
General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$11,173	$7,965	$3,208	40%
Professional fees	2,909	5,339	(2,430)	(46)%
Insurance costs	2,066	2,630	(564)	(21)%
Other	3,652	4,495	(843)	(19)%
	$19,800	$20,429	$(629)	(3)%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $4.8 million for the six months ended June 30, 2023 compared to $3.3 million for the six months ended June 30, 2022. The decrease in professional fees is primarily related to a decrease in outsourced accounting consultancy fees. The decrease in insurance expense is primarily related to a decrease in director and officer insurance premiums. Other expense decreased primarily due to $1.3 million of certain one-time expenses and a $0.4 million one-time payment to a former employee during the six months ended June 30, 2022, offset by increases in software subscriptions and other miscellaneous expenses.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was $0.3 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
Interest Expense and Loss on Extinguishment of Debt
Interest expense was $0.7 million for the six months ended June 30, 2023, compared to $0.3 million for the six months ended June 30, 2022. The increase was primarily due to interest expense incurred during the three months ended March 31, 2023 related to the Company's term loans with SVB pursuant to the 2022 SVB Credit Agreement. During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. The Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write off of $0.3 million of unamortized debt issuance costs.
Interest Income
Interest income of $2.8 million for the six months ended June 30, 2023 and $0.6 million for the six months ended June 30, 2022 related primarily to interest earned on money market funds.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $31.4 million loss and a $2.5 million gain for the six months ended June 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $5.8 million loss and a $1.4 million gain for the six months ended June 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.

Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $13.5 million loss and a $5.4 million gain for the six months ended June 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of June 30, 2023, we had $155.5 million in cash and cash equivalents. We incurred a net loss of $66.8 million and $25.7 million for the three months ended June 30, 2023 and 2022, respectively, and a net loss of $95.4 million and $39.5 million for the six months ended June 30, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $8.5 million and $52.5 million during the six months ended June 30, 2023 and 2022, respectively.
We maintain substantially all of our cash and cash equivalents in accounts with a diverse set of U.S. and multi-national financial institutions and our deposits at these institutions exceed Federal Deposit Insurance Corporation insured limits. The Company does not believe it is exposed to any unusual credit risk or deposit concentration risk beyond the ordinary credit risk associated with commercial banking relationships.
We expect our cash and cash equivalents, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing team. We may require additional capital to respond to the expected growth in the demand for equipment purchases to support our "leased equipment" offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and in either the short-term or long-term may determine to engage in debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as the public health emergencies, including the COVID-19 pandemic and its variants, international political turmoil, including Russia's invasion of Ukraine and related international sanctions, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Financing Arrangements
During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. The Company has no debt outstanding as of June 30, 2023.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of June 30, 2023. We anticipate fulfilling such commitments with our existing cash and cash equivalents, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash and cash equivalents amounted to $155.5 million as of June 30, 2023.

We entered into a lease agreement for additional office space starting May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. We are required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space which is classified as restricted cash, non-current on the condensed consolidated balance sheet as of June 30, 2023. Total future minimum lease payments under this noncancelable operating lease amount to $1.6 million.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,513)	$(52,495)
Net cash used in investing activities	(34,712)	(12,680)
Net cash provided by (used in) financing activities	(29,988)	384
Effect of exchange rate changes on cash and cash equivalents	(33)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(73,246)	$(64,801)
Operating Activities

	Six Months Ended June 30,
	2023	2022
Net loss	$(95,363)	$(39,487)
Non-cash (income) expense	68,472	2,632
Changes in operating assets and liabilities	18,378	(15,640)
Net cash used in operating activities	$(8,513)	$(52,495)
Net loss increased from $39.5 million for the six months ended June 30, 2022 to $95.4 million for the six months ended June 30, 2023 primarily due to changes in the fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability. See "Results of Operations" above for further discussion.
Non-cash expense for the six months ended June 30, 2023 is primarily attributable to $11.7 million of stock-based compensation expense, $4.1 million of depreciation and amortization, $0.6 million of loss from extinguishment of debt, and $50.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability. Non-cash income for the six months ended June 30, 2022 is primarily attributable to $9.4 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability, offset by $9.0 million of stock-based compensation expense and $2.4 million of depreciation and amortization.
Changes in operating assets and liabilities for the six months ended June 30, 2023 are primarily related to the following:
•$5.1 million decrease in inventory primarily due to a higher proportion of finished goods recorded as property and equipment based on our expectations of the future mix of Evolv Express units to be leased to customers versus sold to customers;
•$24.1 million increase in deferred revenue due to a higher volume of sales; offset by
•$7.4 million decrease in accounts payable (excluding the non-cash change in capital expenditures incurred but not yet paid from December 31, 2022 to June 30, 2023) primarily due to a decrease in inventory.
Changes in operating assets and liabilities for the six months ended June 30, 2022 are primarily related to the following:
•$5.8 million increase in accounts receivable primarily due to higher sales driven by an increase in customers and the timing of billings to customers;
•$3.5 million increase in inventory primarily due to increased production of units to meet customer demand;
•$9.7 million increase in prepaid expense and other current assets primarily due to prepaid deposits related to orders placed for Evolv Express units; offset by
•$6.0 million increase in deferred revenue primarily due to an increase in billings associated with higher sales.

Investing Activities
During the six months ended June 30, 2023, cash used in investing activities was $34.7 million, consisting of $33.2 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, and $1.6 million for the development of internal-use software and software embedded in products to be sold or leased.

During the six months ended June 30, 2022, cash used in investing activities was $12.7 million, consisting of $11.4 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, and $1.3 million for the development of internal-use software.
Financing Activities
During the six months ended June 30, 2023, cash used in financing activities was $30.0 million, consisting of $1.9 million of proceeds under the 2022 SVB Credit Agreement and $0.3 million of proceeds from the exercise of stock options, offset by $31.9 million related to the full repayment of amounts owed under the 2022 SVB Credit Agreement and $0.3 million payment of debt issuance costs and a prepayment penalty.

During the six months ended June 30, 2022, cash provided by financing activities was $0.4 million, relating entirely to the exercise of stock options.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the 2022 Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of the 2022 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2023.
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
Based on our public float as of June 30, 2023, we expect to become a large accelerated filer and lose emerging growth company status as of December 31, 2023. As of December 31, 2023, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There have been no material changes in our market risks from the disclosure included under “Quantitative and Qualitative Disclosures About Market Risks” in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition" of the 2022 Form 10-K.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting as described below.
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

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training, and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

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
•We added finance personnel to the organization, including in fiscal 2022 a new Chief Financial Officer and a Chief Accounting Officer, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our accounting and financial reporting.
•We have performed a financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting. Additionally, we have engaged outside consultants to assist with the design and implementation of control activities resulting from the aforementioned risk assessment.
•We have designed and implemented additional review and training procedures within Evolv's accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting.
•During the three months ended June 30, 2023, we implemented controls related to (i) the period-end financial reporting process and classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual and complex transactions, including controls over the preparation and review of accounting memorandum addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period, and (iv) completeness and accuracy of accounts payable and accrued liabilities.

Additionally, we are in the process of designing and implementing controls related to:
•the preparation and review of journal entries and account reconciliations to ensure proper segregation of duties;

•formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures; and
•information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. To this end, we implemented a new Enterprise Resource Planning ("ERP") system in April 2022 and have implemented, and continue to implement, IT general controls related to the new system.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business and economic and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described under “Remediation Plan for the Material Weaknesses” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation of a material nature or criminal proceedings. See Note 13 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and six months ended June 30, 2023.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our 2022 Form 10-K. For a discussion of potential risks and uncertainties related to us, see Part I, Item 1A, "Risk Factors" of our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
During the three months ended June 30, 2023, we did not sell any securities that were not registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Not applicable.

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
Date: August 10, 2023

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Mark Donohue
Name:	Mark Donohue
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)