Form 10-Q/A
period 2023-06-30
Evolv Technologies Holdings, Inc.
filed 2023-11-09
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)
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

i

EXPLANATORY NOTE

Evolv Technologies Holdings, Inc. ("Evolv," the "Company," "we," "our" or "us") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (“Quarterly Report on Form 10-Q/A”) to amend and restate its unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023 included in its Quarterly Report on Form 10-Q for the three months ended June 30, 2023, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on August 10, 2023 (the "Original Report"). This Quarterly Report on Form 10-Q/A also amends certain other Items in the Original Report, as listed in "Items Amended in this Quarterly Report on Form 10-Q/A" below.

Restatement Background

As previously announced in our Current Report on Form 8-K filed with the SEC on October 25, 2023, the audit committee (the "Audit Committee") of the board of directors of the Company, in consultation with management, concluded that the Company's previously issued unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023 included in the Original Report contained an error related to classification of certain marketable securities on the condensed consolidated balance sheet as of June 30, 2023, which also resulted in an error in the condensed consolidated statement of cash flows for the six months ended June 30, 2023. These errors are described in further detail below. As a result of the errors, the Audit Committee determined that the Company's consolidated financial statements included in the Original Report should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing those financial statements and other information covering those periods should no longer be relied upon.

During the three months ended June 30, 2023, as part of its overall cash management strategy, the Company purchased zero coupon U.S. treasury bills with staggered maturities of between two months and six months. The Company classified all outstanding treasury bills as cash equivalents on its condensed consolidated balance sheet as of June 30, 2023. However, the treasury bills with maturities exceeding three months did not meet the definition of cash equivalents per Accounting Standards Codification 230 - Statement of Cash Flows, and should have been presented separately within current assets. The purchases of treasury bills with maturities greater than three months should have been presented as a cash outflow from investing activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2023.

The errors did not impact total current assets, total assets, or total equity as of June 30, 2023. Further, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023 and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2023 have not been adjusted as the impact of the errors on each statement was less than $0.1 million, which was deemed immaterial.

Additionally, in Note 3. Fair Value Measurements to the condensed consolidated financial statements included in the Original Report, the fair value of the treasury bills was incorrectly included in the caption "Money market funds," and should have been presented separately as a financial asset measured using Level 2 inputs under the fair value hierarchy. The restated financial statements also include certain required disclosures related to the investments in debt securities.

An explanation of the impact on the Company's financial statements is contained in Note 1. Nature of the Business and Basis of Presentation - Restatement to the accompanying financial statements.

Internal Control Considerations

Management has concluded that the errors are a result of the Company's previously disclosed material weaknesses in internal control over financial reporting related to the design and maintenance of effective controls over the period-end financial reporting process, including the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statements of cash flows. See Part I, Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q/A.

1

Items Amended in this Quarterly Report on Form 10-Q/A

This Quarterly Report on Form 10-Q/A sets forth our Original Report, as amended, in its entirety. Except as described below and set forth in this Quarterly Report on Form 10-Q/A, there were no changes to any other parts of the Original Report. Items included in the Original Report that are not amended by this Quarterly Report on Form 10-Q/A remain unchanged and in effect as of the date of the Original Report. Additionally, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the date of the Original Report or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Report.

The following items have been amended in this Quarterly Report on Form 10-Q/A, solely as a result of and to reflect the restatement:

•Part 1, Item 1. Financial Statements
•Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part 1, Item 4. Controls and Procedures
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits, to include, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications from our Principal Executive Officer and Principal Financial Officer, filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
2

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q/A, other than statements of historical fact, including, without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our relationship with significant manufacturers and suppliers, our ability to obtain new customers and retain existing customers, existing and prospective products, research and development costs, timing and likelihood of success, macroeconomic and market trends, and plans and objectives of management for future operations and results, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements though not all forward-looking statement use these word or expressions.
The forward-looking statements in this Quarterly Report on Form 10-Q/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation risks relating to the restatement of our consolidated financial statements, expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures; the Company’s history of losses and lack of profitability; the Company’s reliance on third party contract manufacturing and distribution, and a global supply chain; the rate of innovation required to maintain competitiveness in the markets in which the Company competes; the competitiveness of the market in which the Company competes; the failure of our products to detect threats could result in injury or loss of life, which could harm our brand, reputation, and results of operations; the loss of designation of our Evolv Express® system as a Qualified Anti-Terrorism Technology under the Homeland Security SAFETY Act; the ability for the Company to obtain, maintain, protect and enforce the Company’s intellectual property rights and use of “open source” software; the concentration of the Company’s revenues on a single solution; the Company’s ability to timely design, produce and launch its solutions, the Company’s ability to invest in growth initiatives and pursue acquisition opportunities; the limited liquidity and trading of the Company’s securities; risks related to existing and changing tax laws; geopolitical risk and changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; operational risk; risks related to material weaknesses in our internal control over financial reporting and our remediation plans; risks related to increasing attention to and evolving expectations for, environmental, social, and governance initiatives, risk that the COVID-19 pandemic or a new pandemic may have an adverse effect on the Company’s business operations, as well as the Company’s financial condition and results of operations; the impact of fluctuating general economic and market conditions; the need for additional capital to support business growth, which might not be available on acceptable terms, if at all; and litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on resources; and other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as any such factors may be updated from time to time in its other filings with the SEC. Other than the sections we have amended in this Quarterly Report on Form 10-Q/A to reflect the restatement of our unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023, forward-looking statements in this Quarterly Report on Form 10-Q/A are based upon information available to us as of the date of the Original Report, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q/A and the documents that we reference in this Quarterly Report on Form 10-Q/A and have filed as exhibits to this Quarterly Report on Form 10-Q/A with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on
ii

Form 10-Q/A or to conform these statements to actual results or revised expectations, whether as a result of any new information, future events or otherwise.
GENERAL
We may announce material business and financial information to our investors using our investor relations website at https://ir.evolvtechnology.com/. We therefore encourage investors and others interested in Evolv to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q/A.
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023 (Restated)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$125,890	$229,783
Restricted cash	1,000	—
Marketable securities	29,647	—
Accounts receivable, net *	32,393	31,920
Inventory	5,032	10,257
Current portion of contract assets	4,732	2,852
Current portion of commission asset	3,648	3,384
Prepaid expenses and other current assets	13,808	14,388
Total current assets	216,150	292,584
Restricted cash, noncurrent	275	275
Contract assets, noncurrent	690	1,386
Commission asset, noncurrent	6,649	5,655
Property and equipment, net	81,085	44,707
Operating lease right-of-use assets	1,241	1,673
Other assets	1,878	1,835
Total assets	$307,968	$348,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,912	$18,194
Accrued expenses and other current liabilities	10,821	11,545
Current portion of deferred revenue	39,366	18,273
Current portion of long-term debt	—	10,000
Current portion of operating lease liabilities	1,130	1,114
Total current liabilities	68,229	59,126
Deferred revenue, noncurrent	20,715	17,695
Long-term debt, noncurrent	—	19,683
Operating lease liabilities, noncurrent	363	892
Contingent earn-out liability	45,649	14,218
Contingently issuable common stock liability	9,229	3,392
Public warrant liability	19,625	6,124
Total liabilities	163,810	121,130
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 149,790,742 and 145,204,974 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	431,759	419,190
Accumulated other comprehensive loss	(43)	(10)
Accumulated deficit	(287,573)	(192,210)
Stockholders’ equity	144,158	226,985
Total liabilities and stockholders’ equity	$307,968	$348,115
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023 (Restated)	2022
Cash flows from operating activities:
Net loss	$(95,363)	$(39,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,087	2,350
Write-off of inventory and change in inventory reserve	337	425
Adjustment to property and equipment for sales type leases	—	(625)
Loss from impairment of property and equipment	294	412
Stock-based compensation	11,732	8,988
Non-cash interest expense	22	10
Accretion of discount on marketable securities	(242)	—
Non-cash lease expense	432	392
Change in allowance for expected credit losses	173	80
Loss on extinguishment of debt	626	—
Change in fair value of earn-out liability	31,431	(2,509)
Change in fair value of contingently issuable common stock	5,837	(1,448)
Change in fair value of public warrant liability	13,501	(5,443)
Changes in operating assets and liabilities
Accounts receivable	(646)	(5,786)
Inventory	5,080	(3,545)
Commission assets	(1,258)	(339)
Contract assets	(1,184)	(1,352)
Other assets	(43)	(756)
Prepaid expenses and other current assets	580	(9,707)
Accounts payable	(7,409)	2,147
Deferred revenue	24,113	6,031
Accrued expenses and other current liabilities	(342)	(1,876)
Operating lease liability	(513)	(457)
Net cash used in operating activities	(8,755)	(52,495)
Cash flows from investing activities:
Development of internal-use software	(1,599)	(1,301)
Purchases of property and equipment	(33,173)	(11,379)
Proceeds from sale of property and equipment	60	—
Purchases of marketable securities	(29,405)	—
Net cash used in investing activities	(64,117)	(12,680)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	344	384
Proceeds from long-term debt	1,876	—
Repayment of principal on long-term debt	(31,876)	—
Payment of debt issuance costs and prepayment penalty	(332)	—
Net cash provided by (used in) financing activities	(29,988)	384
Effect of exchange rate changes on cash and cash equivalents	(33)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	(102,893)	(64,801)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	230,058	308,167
Cash, cash equivalents and restricted cash at end of period	$127,165	$243,366

	Six Months Ended June 30,
	2023 (Restated)	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$710	$277
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$191	$—
Capital expenditures incurred but not yet paid	13,572	4,256
Capitalization of stock compensation	218	57
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$125,890	$242,691
Restricted cash	1,000	400
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$127,165	$243,366
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

As used in this Quarterly Report on Form 10-Q/A, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its wholly-owned subsidiaries, which include Evolv Technologies, Inc., Evolv Technologies UK Ltd. and Give Evolv LLC.

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
Restatement
The Company is restating its previously issued condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2023. The Company identified an error related to classification of certain marketable securities on the condensed consolidated balance sheet as of June 30, 2023, which also resulted in an error in the condensed consolidated statement of cash flows for the six months ended June 30, 2023.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended June 30, 2023, as part of its overall cash management strategy, the Company purchased zero coupon U.S. treasury bills with staggered maturities of between two months and six months. The Company classified all outstanding treasury bills as cash equivalents on its condensed consolidated balance sheet as of June 30, 2023. However, the treasury bills with maturities exceeding three months did not meet the definition of cash equivalents per Accounting Standards Codification 230 - Statement of Cash Flows, and should have been presented separately within current assets. The purchases of treasury bills with maturities greater than three months should have been presented as a cash outflow from investing activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2023.
A summary of the impact of the error on the condensed consolidated balance sheet as of June 30, 2023 is as follows (amounts in thousands):

	As Reported	Adjustment	As Restated
Current assets:
Cash and cash equivalents	$155,537	$(29,647)	$125,890
Restricted cash	1,000	—	1,000
Marketable securities	—	29,647	29,647
Accounts receivable, net	32,393	—	32,393
Inventory	5,032	—	5,032
Current portion of contract assets	4,732	—	4,732
Current portion of commission asset	3,648	—	3,648
Prepaid expenses and other current assets	13,808	—	13,808
Total current assets	216,150	—	216,150

Total assets	$307,968	$—	$307,968
Total liabilities	$163,810	$—	$163,810
Stockholders’ equity	$144,158	$—	$144,158
Total liabilities and stockholders’ equity	$307,968	$—	$307,968

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the impact of the error on the condensed consolidated statement of cash flows for the six months ended June 30, 2023 is as follows (amounts in thousands):

	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(95,363)	$—	$(95,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,087	—	4,087
Write-off of inventory and change in inventory reserve	337	—	337
Loss from impairment of property and equipment	294	—	294
Stock-based compensation	11,732	—	11,732
Non-cash interest expense	22	—	22
Accretion of discount on marketable securities	—	(242)	(242)
Non-cash lease expense	432	—	432
Change in allowance for expected credit losses	173	—	173
Loss on extinguishment of debt	626	—	626
Change in fair value of earn-out liability	31,431	—	31,431
Change in fair value of contingently issuable common stock	5,837	—	5,837
Change in fair value of public warrant liability	13,501	—	13,501
Changes in operating assets and liabilities		—	—
Accounts receivable	(646)	—	(646)
Inventory	5,080	—	5,080
Commission assets	(1,258)	—	(1,258)
Contract assets	(1,184)	—	(1,184)
Other assets	(43)	—	(43)
Prepaid expenses and other current assets	580	—	580
Accounts payable	(7,409)	—	(7,409)
Deferred revenue	24,113	—	24,113
Accrued expenses and other current liabilities	(342)	—	(342)
Operating lease liability	(513)	—	(513)
Net cash used in operating activities	(8,513)	(242)	(8,755)
Cash flows from investing activities:
Development of internal-use software	(1,599)	—	(1,599)
Purchases of property and equipment	(33,173)	—	(33,173)
Proceeds from sale of property and equipment	60	—	60
Purchases of marketable securities	—	(29,405)	(29,405)
Net cash used in investing activities	(34,712)	(29,405)	(64,117)

Net cash provided by (used in) financing activities	$(29,988)	$—	$(29,988)
Effect of exchange rate changes on cash and cash equivalents	$(33)	$—	$(33)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(73,246)	$(29,647)	$(102,893)
Cash, cash equivalents and restricted cash at end of period	$156,812	$(29,647)	$127,165

Additionally, Note 4. Fair Value Measurements (As Restated), has been restated to present the treasury bills separately as a financial asset measured using Level 2 inputs under the fair value hierarchy. The previously issued condensed consolidated financial statements incorrectly included the treasury bills in the caption "Money market funds," which are measured using Level 1 inputs under the fair value hierarchy. The restated financial statements also include certain required disclosures related to these investments in debt securities. These are included in Note 3. Marketable Securities (As Restated).

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

3. Marketable Securities (As Restated)
Marketable securities as of June 30, 2023 consisted of the following:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$29,647	$—	$29,647
Total marketable securities	$29,647	$—	$29,647

Marketable securities are reported at fair value and, at June 30, 2023, are comprised solely of zero coupon U.S. treasury bills with maturities of less than one year that are classified as available-for-sale debt securities. The Company did not record any unrealized gains or losses on available-for-sale securities for the three or six months ended June 30, 2023. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive income. The Company did not have any marketable securities as of December 31, 2022.

The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the condensed consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company’s assessment indicates that a credit loss exists, the credit loss is measured based on the Company’s best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.

4. Fair Value Measurements (As Restated)
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$101,998	$—	$—	$101,998
U.S. Treasury bills	—	39,614	—	39,614
	$101,998	$39,614	$—	$141,612
Liabilities:
Contingent earn-out liability	$—	$—	$45,649	$45,649
Contingently issuable common stock liability	—	—	9,229	9,229
Public Warrant liability	19,625	—	—	19,625
	$19,625	$—	$54,878	$74,503

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$149,971	$—	$—	$149,971
	$149,971	$—	$—	$149,971
Liabilities:
Contingent earn-out liability	$—	$—	$14,218	$14,218
Contingently issuable common stock liability	—	—	3,392	3,392
Public Warrant liability	6,124	—	—	6,124
	$6,124	$—	$17,610	$23,734
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. U.S. Treasury bills with maturities less than 3 months, which totaled $10.0 million as of June 30, 2023, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $29.6 million as of June 30, 2023, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2023

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
6. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2022	$(200)
Provisions	(182)
Write-offs, net of recoveries	9
Balance at June 30, 2023	$(373)
7. Inventory
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$3,250	$2,334
Finished goods	1,782	7,923
Total	$5,032	$10,257
8. Property and Equipment, Net
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
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
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
10. Stock-Based Compensation
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
11. Income Taxes
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
12. Net Loss per Share
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
13. Related Party Transactions

Business Development Agreement with Finback

In January 2021, the Company granted the Finback Common Stock Warrants subject to the terms of the Finback BDA, as discussed in Note 10.

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
14. Commitments and Contingencies
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of our 2022 Form 10-K and in other parts of this Quarterly Report on Form 10-Q/A.

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

As used in this Quarterly Report on Form 10-Q/A, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of the Merger and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.

The following information has been adjusted to reflect the restatement of our condensed consolidated financial statements as described in the "Explanatory Note" at the beginning of this Quarterly Report on Form 10-Q/A and in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.
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

Interest Income

Interest income relates to interest earned on money market funds and treasury bills, and interest earned on our lease receivables for our Evolv Express units recognized as sales type leases.

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
Interest Income
Interest income of $1.9 million for the three months ended June 30, 2023 and $0.5 million for the three months ended June 30, 2022 related primarily to interest earned on money market funds, and for the three months ended June 30, 2023, accretion of discounts on treasury bills.
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
Interest Income
Interest income of $2.8 million for the six months ended June 30, 2023 and $0.6 million for the six months ended June 30, 2022 related primarily to interest earned on money market funds, and for the six months ended June 30, 2023, accretion of discounts on treasury bills.
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
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of June 30, 2023, we had $155.5 million in cash, cash equivalents, and marketable securities. We incurred a net loss of $66.8 million and $25.7 million for the three months ended June 30, 2023 and 2022, respectively, and a net loss of $95.4 million and $39.5 million for the six months ended June 30, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $8.8 million and $52.5 million during the six months ended June 30, 2023 and 2022, respectively.
We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with a diverse set of U.S. and multi-national financial institutions and our cash deposits at these institutions exceed Federal Deposit Insurance Corporation insured limits. The Company does not believe it is exposed to any unusual credit risk or deposit concentration risk beyond the ordinary credit risk associated with commercial banking relationships.
We expect our cash, cash equivalents, and marketable securities, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of the Original Report. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing team. We may require additional capital to respond to the expected growth in the demand for equipment purchases to support our "leased equipment" offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and in either the short-term or long-term may determine to engage in debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as the public health emergencies, including the COVID-19 pandemic and its variants, international political turmoil, including Russia's invasion of Ukraine and related international sanctions, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Financing Arrangements
During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. The Company has no debt outstanding as of June 30, 2023.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of June 30, 2023. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash, cash equivalents, and marketable securities amounted to $155.5 million as of June 30, 2023.

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

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,755)	$(52,495)
Net cash used in investing activities	(64,117)	(12,680)
Net cash provided by (used in) financing activities	(29,988)	384
Effect of exchange rate changes on cash and cash equivalents	(33)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(102,893)	$(64,801)
Operating Activities

	Six Months Ended June 30,
	2023	2022
Net loss	$(95,363)	$(39,487)
Non-cash (income) expense	68,230	2,632
Changes in operating assets and liabilities	18,378	(15,640)
Net cash used in operating activities	$(8,755)	$(52,495)
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

Investing Activities
During the six months ended June 30, 2023, cash used in investing activities was $64.1 million, consisting of $33.2 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, $1.6 million for the development of internal-use software and software embedded in products to be sold or leased, and $29.4 million related to purchases of marketable securities.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting as described below.
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
These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earnout liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weaknesses related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements, and the presentation and disclosure of items in the consolidated statements of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and financial statements for the three months ended March 31, 2022, as well as the restatement of the Company's financial statements as of and for the three and six months ended June 30, 2023 as described in Note 1. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation of a material nature or criminal proceedings. See Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and six months ended June 30, 2023.
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
These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earn-out liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract asset, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weaknesses related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements, and the presentation and disclosure of items in the consolidated statement of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and financial statements for the three months ended March 31, 2022, as well as the restatement of the Company's financial statements as of and for the three and six months ended June 30, 2023. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
We have continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting, internal audit, and IT personnel to bolster our reporting, technical accounting, and IT capabilities. We are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties. We added, and continue to add, finance personnel, including a Chief Financial Officer and a Chief Accounting Officer, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. We have performed a financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting, and have engaged outside consultants to assist with the design and implementation of control activities resulting from the risk assessment. We have designed and implemented additional review and training procedures within Evolv's accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting. We have designed and implemented controls related to (i) the period-end financial reporting process and the classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products, the recording of revenue transactions in the appropriate period, and (iv) the completeness and accuracy of accounts payable and accrued liabilities. We are in the process of designing and implementing controls related to the preparation and review of journal entries and account reconciliations to ensure proper segregation of duties. We are in the process of designing and maintaining formal accounting policies, procedures, and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. In April 2022, we went live on a new Enterprise Resource Planning ("ERP") system and have implemented, and continue to implement, IT general controls related to the new system.
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
As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K filed with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 requires that we incur substantial costs and expend significant management efforts.
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
Date: November 9, 2023

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Mark Donohue
Name:	Mark Donohue
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)