Form 10-Q
period 2023-09-30
Evolv Technologies Holdings, Inc.
filed 2023-11-09
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2023, there were 151,134,622 shares of Class A common stock, par value $0.0001 per share, outstanding.

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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$99,617	$229,783
Restricted cash	1,000	—
Marketable securities	39,487	—
Accounts receivable, net *	29,786	31,920
Inventory	7,826	10,257
Current portion of contract assets	3,667	2,852
Current portion of commission asset	3,908	3,384
Prepaid expenses and other current assets	16,500	14,388
Total current assets	201,791	292,584
Restricted cash, noncurrent	275	275
Contract assets, noncurrent	496	1,386
Commission asset, noncurrent	6,888	5,655
Property and equipment, net	93,995	44,707
Operating lease right-of-use assets	1,537	1,673
Other assets	1,483	1,835
Total assets	$306,465	$348,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,887	$18,194
Accrued expenses and other current liabilities	12,164	11,545
Current portion of deferred revenue	53,041	18,273
Current portion of long-term debt	—	10,000
Current portion of operating lease liabilities	1,655	1,114
Total current liabilities	80,747	59,126
Deferred revenue, noncurrent	19,478	17,695
Long-term debt, noncurrent	—	19,683
Operating lease liabilities, noncurrent	133	892
Contingent earn-out liability	31,571	14,218
Contingently issuable common stock liability	6,952	3,392
Public warrant liability	11,469	6,124
Total liabilities	150,350	121,130
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 150,661,124 and 145,204,974 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	437,683	419,190
Accumulated other comprehensive loss	(9)	(10)
Accumulated deficit	(281,574)	(192,210)
Stockholders’ equity	156,115	226,985
Total liabilities and stockholders’ equity	$306,465	$348,115
*Includes related party accounts receivable, net of $2.4 million and $14.6 million as of September 30, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$3,191	$9,839	$19,188	$19,179
Subscription revenue	10,231	5,198	24,661	12,208
Service revenue	4,757	1,493	12,736	2,923
License fee and other revenue	2,012	—	2,012	—
Total revenue *	20,191	16,530	58,597	34,310
Cost of revenue:
Cost of product revenue	3,153	12,960	21,453	23,513
Cost of subscription revenue	4,231	2,207	9,988	5,730
Cost of service revenue	1,417	1,138	3,588	3,392
Total cost of revenue	8,801	16,305	35,029	32,635
Gross profit	11,390	225	23,568	1,675
Operating expenses:
Research and development	6,409	5,616	18,193	13,947
Sales and marketing	13,919	11,746	40,336	33,169
General and administrative	11,273	8,839	31,073	29,268
Loss from impairment of property and equipment	28	626	322	1,038
Total operating expenses	31,629	26,827	89,924	77,422
Loss from operations	(20,239)	(26,602)	(66,356)	(75,747)
Other income (expense), net:
Interest expense	—	(188)	(654)	(489)
Interest income	1,791	1,052	4,597	1,611
Other expense, net	(64)	(57)	(67)	(57)
Loss on extinguishment of debt	—	—	(626)	—
Change in fair value of contingent earn-out liability	14,078	7,245	(17,353)	9,754
Change in fair value of contingently issuable common stock liability	2,277	1,081	(3,560)	2,529
Change in fair value of public warrant liability	8,156	(1,146)	(5,345)	4,297
Total other income (expense), net	26,238	7,987	(23,008)	17,645
Net income (loss)	$5,999	$(18,615)	$(89,364)	$(58,102)

Weighted average common shares outstanding
Basic	150,206,893	144,117,273	148,521,299	143,522,555
Diluted	173,976,375	144,117,273	148,521,299	143,522,555
Net income (loss) per share
Basic	$0.04	$(0.13)	$(0.60)	$(0.40)
Diluted	$0.03	$(0.13)	$(0.60)	$(0.40)

Net income (loss)	$5,999	$(18,615)	$(89,364)	$(58,102)
Other comprehensive loss
Cumulative translation adjustment	34	45	1	35
Total other comprehensive income	34	45	1	35
Total comprehensive income (loss)	$6,033	$(18,570)	$(89,363)	$(58,067)
*Includes related party revenue of $2.1 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, and $9.1 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	145,204,974	$15	$419,190	$(10)	$(192,210)	$226,985
Issuance of common stock upon net exercise of stock options	100,587	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	1,841,257	—	—	—	—	—
Issuance of common stock upon exercise of warrants	830,216	—	348	—	—	348
Stock-based compensation cost	—	—	5,101	—	—	5,101
Cumulative translation adjustment	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(28,609)	(28,609)
Balances at March 31, 2023	147,977,034	$15	$424,672	$(26)	$(220,819)	$203,842
Issuance of common stock upon net exercise of stock options	775,193	—	310	—	—	310
Issuance of common stock upon vesting of restricted stock units	1,038,415	—	—	—	—	—
Issuance of common stock upon exercise of warrants	100	—	1	—	—	1
Stock-based compensation cost	—	—	6,776	—	—	6,776
Cumulative translation adjustment	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(66,754)	(66,754)
Balances at Balances at June 30, 2023	149,790,742	$15	$431,759	$(43)	$(287,573)	$144,158
Issuance of common stock upon net exercise of stock options	731,870	—	273	—	—	273
Issuance of common stock upon vesting of restricted stock units	138,512	—	—	—	—	—
Stock-based compensation cost	—	—	5,651	—	—	5,651
Cumulative translation adjustment	—	—	—	34	—	34
Net income	—	—	—	—	5,999	5,999
Balances at Balances at September 30, 2023	150,661,124	$15	$437,683	$(9)	$(281,574)	$156,115

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	142,745,021	$14	$396,064	$—	$(105,804)	$290,274
Issuance of common stock upon exercise of stock options	496,971	—	226	—	—	226
Issuance of common stock upon vesting of restricted stock units	80,044	—	—	—	—	—
Stock-based compensation cost	—	—	3,953	—	—	3,953
Net loss	—	—	—	—	(13,801)	(13,801)
Balances at March 31, 2022	143,322,036	$14	$400,243	$—	$(119,605)	$280,652
Issuance of common stock upon net exercise of stock options	350,092	—	157	—	—	157
Issuance of common stock upon vesting of restricted stock units	157,867	—	—	—	—	—
Stock-based compensation cost	—	—	5,093	—	—	5,093
Cumulative translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(25,686)	(25,686)
Balances at June 30, 2022	143,829,995	$14	$405,493	$(10)	$(145,291)	$260,206
Issuance of common stock upon net exercise of stock options	428,155	—	188	—	—	188
Issuance of common stock upon vesting of restricted stock units	176,567	—	—	—	—	—
Stock-based compensation cost	—	—	6,557	—	—	6,557
Cumulative translation adjustment	—	—	—	45	—	45
Net loss	—	—	—	—	(18,615)	(18,615)
Balances at Balances at September 30, 2022	144,434,717	$14	$412,238	$35	$(163,906)	$248,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(89,364)	$(58,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,781	3,782
Write-off of inventory and change in inventory reserve	581	559
Adjustment to property and equipment for sales type leases	—	(625)
Loss from impairment of property and equipment	322	1,038
Stock-based compensation	17,303	15,513
Non-cash interest expense	22	14
Accretion of discount on marketable securities	(482)	—
Non-cash lease expense	136	602
Change in allowance for expected credit losses	237	100
Loss on extinguishment of debt	626	—
Change in fair value of earn-out liability	17,353	(9,754)
Change in fair value of contingently issuable common stock	3,560	(2,529)
Change in fair value of public warrant liability	5,345	(4,297)
Changes in operating assets and liabilities
Accounts receivable	2,107	(14,822)
Inventory	2,041	(4,401)
Commission assets	(1,757)	(1,656)
Contract assets	75	(1,938)
Other assets	352	(629)
Prepaid expenses and other current assets	(2,111)	(9,009)
Accounts payable	(6,396)	2,177
Deferred revenue	36,551	16,005
Accrued expenses and other current liabilities	278	(750)
Operating lease liability	(218)	(699)
Net cash used in operating activities	(6,658)	(69,421)
Cash flows from investing activities:
Development of internal-use software	(2,202)	(1,936)
Purchases of property and equipment	(51,646)	(17,554)
Proceeds from sale of property and equipment	60	312
Purchases of marketable securities	(58,652)	—
Proceeds from maturities of marketable securities	19,647	—
Net cash used in investing activities	(92,793)	(19,178)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	616	571
Proceeds from long-term debt	1,876	—
Repayment of principal on long-term debt	(31,876)	(1,000)
Payment of debt issuance costs and prepayment penalty	(332)	—
Net cash provided by (used in) financing activities	(29,716)	(429)
Effect of exchange rate changes on cash and cash equivalents	1	35
Net increase (decrease) in cash, cash equivalents and restricted cash	(129,166)	(88,993)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	230,058	308,167
Cash, cash equivalents and restricted cash at end of period	$100,892	$219,174

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$710	$478
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$191	$—
Capital expenditures incurred but not yet paid	10,214	5,935
Capitalization of stock compensation	340	90
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$99,617	$218,499
Restricted cash	1,000	400
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$100,892	$219,174
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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
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
2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the addition of the accounting policy related to marketable securities as described in Note

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Marketable Securities, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.

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
3. Marketable Securities

Marketable securities as of September 30, 2023 consisted of the following:

	September 30, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$39,487	$—	$39,487
Total marketable securities	$39,487	$—	$39,487

Marketable securities are reported at fair value and, at September 30, 2023, are comprised solely of zero coupon U.S. treasury bills with maturities of less than one year that are classified as available-for-sale debt securities. The Company did not record any unrealized gains or losses on available-for-sale securities for the three or nine months ended September 30, 2023. The accretion of discounts on marketable securities is included in interest income on the condensed

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consolidated statements of operations and comprehensive income. The Company did not have any marketable securities as of December 31, 2022.

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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$73,171	$—	$—	$73,171
Treasury bills	—	49,372	—	49,372
	$73,171	$49,372	$—	$122,543
Liabilities:
Contingent earn-out liability	$—	$—	$31,571	$31,571
Contingently issuable common stock liability	—	—	6,952	6,952
Public Warrant liability	11,469	—	—	11,469
	$11,469	$—	$38,523	$49,992

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$149,971	$—	$—	$149,971
	$149,971	$—	$—	$149,971
Liabilities:
Contingent earn-out liability	$—	$—	$14,218	$14,218
Contingently issuable common stock liability	—	—	3,392	3,392
Public Warrant liability	6,124	—	—	6,124
	$6,124	$—	$17,610	$23,734
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. U.S. treasury bills with maturities less than 3 months, which totaled $9.9 million as of September 30, 2023, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $39.5 million as of September 30, 2023, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.

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
During each of the three and nine months ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of September 30, 2023, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of September 30, 2023 were as follows: 87.5% expected stock price volatility, a risk-free rate of return of 4.9%, a 25% likelihood of change in control and a remaining term of 2.4 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2022	$14,218
Change in fair value	17,353
Balance at September 30, 2023	$31,571
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock (the "Founder Shares"). Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 517,500 Founder Shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of September 30, 2023, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of September 30, 2023 were as follows: 87.5% expected stock price volatility, a risk-free rate of return of 4.8%, a 25% likelihood of change in control and a remaining term of 2.8 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2022	$3,392
Change in fair value	3,560
Balance at September 30, 2023	$6,952

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants (the "Public Warrants") to purchase 14,325,000 shares of common stock at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of September 30, 2023, 14,324,893 Public Warrants are outstanding.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2022	$6,124
Change in fair value	5,345
Balance at September 30, 2023	$11,469
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

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2023.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 1 year	Greater than 1 year	Total
Product revenue	$2,469	$—	$2,469
Subscription revenue	51,258	108,942	160,200
Service revenue	18,173	40,284	58,457
Total revenue	$71,900	$149,226	$221,126
The amount of minimum future leases included in subscription revenue in the table above is based on expected income recognition. As of September 30, 2023, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2023 (three months remaining)	$12,988
2024	50,800
2025	46,632
2026	35,489
2027	14,291
$160,200
Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of September 30, 2023 and December 31, 2022, the Company had $3.7 million and $2.9 million in current portion of contract assets and $0.5 million and $1.4 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $4.4 million and $16.5 million during the three and nine months ended September 30, 2023 that was included in the December 31, 2022 deferred revenue balance. The Company recognized revenue of $1.3 million and $6.0 million during the three and nine months ended September 30, 2022 that was included in the December 31, 2021 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2022	$35,968
Revenue recognized in relation to the beginning of the year contract liability balance	(16,507)
Revenue deferred	53,058
Balance at September 30, 2023	$72,519
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from sales-type leases	$—	$29	$—	$1,135
Interest income on lease receivables	49	60	153	170
Lease income - operating leases	10,231	5,198	24,661	12,208
Total lease revenue	$10,280	$5,287	$24,814	$13,513
The revenue from sales-type leases is related to the Evolv Express units where the lease term is for the major part of the economic life of the underlying equipment and is classified as product revenue in the condensed consolidated statements of operations and comprehensive loss. The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. The lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties were $0.3 million and $0.5 million during the three and nine months ended September 30, 2023, respectively. Revenue related to leases entered into with related parties were $0.2 million and $0.4 million during the three and nine months ended September 30, 2022, respectively.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$3,191	$9,839	$19,188	$19,179
Leased equipment	10,231	5,198	24,661	12,208
SaaS, maintenance, and other revenue	4,397	1,180	11,296	2,277
Professional services	360	313	1,440	646
License fee and other revenue	2,012	—	2,012	—
Total revenue	$20,191	$16,530	$58,597	$34,310

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commissions

The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $10.8 million and $9.0 million as of September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023 and 2022, the Company recognized commission expense of $1.3 million and $1.2 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized commission expense of $4.4 million and $2.4 million, respectively.
6. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2022	$(200)
Provisions	(258)
Write-offs, net of recoveries	21
Balance at September 30, 2023	$(437)
7. Inventory
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$1,323	$2,334
Finished goods	6,503	7,923
Total	$7,826	$10,257

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computers and telecom equipment	$1,256	$599
Lab equipment	981	871
Furniture and fixtures	111	111
Leasehold improvements	566	542
Leased equipment	69,129	35,983
Capitalized software	7,041	4,150
Sales demo equipment	2,720	2,340
Equipment held for lease[1]	25,656	7,826
Construction in progress	638	71
	108,098	52,493
Less: Accumulated depreciation and amortization	(14,103)	(7,786)
	$93,995	$44,707
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of September 30, 2023 and December 31, 2022, the net book value of capitalized software was $5.7 million and $3.5 million, respectively. These amounts include $0.5 million and $0.2 million of capitalized stock compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $2.7 million and $1.4 million for the three months ended September 30, 2023 and 2022, and $6.8 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	September 30, 2023	December 31, 2022
Leased equipment	$69,129	$35,983
Accumulated depreciation	(10,698)	(5,802)
Leased equipment, net	$58,431	$30,181
Depreciation expense related to leased units was $2.2 million and $1.1 million during the three months ended September 30, 2023 and 2022, and $5.4 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loans payable	$—	$30,000
Less: Unamortized discount	—	(317)
	—	29,683
Less: Current portion of long-term debt	—	10,000
Long-term debt, net of discount	$—	$19,683
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
In light of the foregoing, on March 28, 2023, upon the recommendation of the Company’s newly-formed Investment Committee of the Board of Directors, the Company (i) gave notice of its desire and intent to terminate the commitments under the 2022 SVB Credit Agreement and (ii) transferred its excess cash out of First Citizens Bank (the “Transfer”). The Transfer resulted in an event of default under the 2022 SVB Credit Agreement. Upon the occurrence of such event of default, First Citizens Bank could have, but was not required to, declare all obligations under the 2022 SVB Credit Agreement immediately due and payable. First Citizens Bank did not make such declaration following such event of default.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.2%	1.6%
Expected term (in years)	6.1	6.1
Expected volatility	87.5%	75.0%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2022 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2022	20,396,824	$0.73
Granted	2,840,421	3.12
Exercised	(1,607,650)	0.38
Forfeited	(566,551)	1.23
Outstanding as of September 30, 2023	21,063,044	1.07
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2022:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2022	7,501,945	$3.54
Granted	7,917,033	3.33
Vested	(2,586,184)	3.47
Forfeited	(735,686)	3.62
Outstanding as of September 30, 2023	12,097,108	$3.41

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2022:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2022	864,000	$2.65
Granted	—	—
Vested	(432,000)	2.65
Forfeited	(46,000)	2.66
Outstanding as of September 30, 2023	386,000	$2.65
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
During the three and nine months ended September 30, 2023, 0 and 830,216 Finback Common Stock Warrants were exercised, respectively. As of September 30, 2023, 273,657 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $1.2 million, and 1,317,327 Finback Common Stock Warrants are unvested and have a total unrecognized grant date fair value of $10.0 million. During the three months ended September 30, 2023 and 2022, the Company recorded $0.8 million and $1.3 million, respectively, of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants. During the nine months ended September 30, 2023 and 2022, the Company recorded $2.2 million and $2.1 million, respectively, of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$117	$227	$446	$615
Research and development	1,171	1,664	3,246	3,143
Sales and marketing	1,790	2,482	6,296	6,310
General and administrative	2,493	2,152	7,315	5,445
Total stock-based compensation expense	$5,571	$6,525	$17,303	$15,513

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Income Taxes
There is no provision for income taxes for the three and nine months ended September 30, 2023 and 2022 because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.
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
12. Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury stock method. Basic and diluted net income (loss) per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income (loss)	$5,999	$(18,615)	$(89,364)	$(58,102)
Reallocation of net income attributable to participating securities	(74)	—	—	—
Net income (loss) attributable to common stockholders – basic and diluted	$5,925	$(18,615)	$(89,364)	$(58,102)

Denominator:
Weighted average common shares outstanding – basic	150,206,893	144,117,273	148,521,299	143,522,555
Weighted average effect of potentially dilutive securities:
Stock options	16,528,407	—	—	—
Restricted stock units	6,674,985	—	—	—
Performance stock units	356,780	—	—	—
Finback Common Stock Warrants	209,310	—	—	—
Total potentially dilutive securities	23,769,482	—	—	—
Weighted average common shares outstanding — diluted	173,976,375	144,117,273	148,521,299	143,522,555
Net income (loss) per share attributable to common stockholders - basic	$0.04	$(0.13)	$(0.60)	$(0.40)
Net income (loss) per share attributable to common stockholders - diluted	$0.03	$(0.13)	$(0.60)	$(0.40)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options issued and outstanding	—	21,027,840	21,063,044	21,027,840
Public Warrants to purchase common stock	14,324,893	14,324,994	14,324,893	14,324,994
Warrants to purchase common stock (Finback)**	1,317,327	2,421,200	1,590,984	2,421,200
Unvested restricted stock units	397,771	7,336,179	12,097,108	7,336,179
Unvested performance stock units	—	889,000	386,000	889,000
Earn-out shares*	15,000,000	15,000,000	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500	1,897,500	1,897,500
	32,937,491	62,896,713	66,359,529	62,896,713
*Issuance of Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period
**Includes 273,657 vested warrants and 1,317,327 unvested warrants as of September 30, 2023
13. Related Party Transactions

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

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. ("Motorola"), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended September 30, 2023 and 2022, revenue from Motorola's distributor services was $1.7 million and $2.3 million, respectively. During the nine months ended September 30, 2023 and 2022, revenue from Motorola's distributor services was $7.9 million and $5.0 million, respectively. As of September 30, 2023 and December 31, 2022, accounts receivable related to Motorola’s distributor services was $2.0 million and $12.5 million, respectively.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement with Stanley Black & Decker, an investor in the Company. Stanley Black & Decker's electronic security business was acquired by Securitas AB ("Securitas") in 2023. Securitas, directly or through its affiliates, resells the Company's products. During the three months ended September 30, 2023 and 2022, revenue from Securitas' reseller services was $0.4 million and $0.5 million, respectively. During the nine months ended September 30, 2023 and 2022, revenue from Securitas' reseller services was $1.3 million and $0.8 million, respectively. As of September 30, 2023 and December 31, 2022, accounts receivable related to Securitas' reseller services was $0.4 million and $2.2 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or December 31, 2022.
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

In the ordinary course of business, the Company is subject to regulatory and governmental examinations, information gathering requests, inquiries and investigations. For example, the U.S. Federal Trade Commission ("FTC") has previously requested information about certain aspects of the Company's marketing practices. The Company has provided, and continues to provide, documentation and information responsive to the FTC inquiry. We currently do not expect such examinations, requests, inquiries or investigations to have a material effect on our results of operations, financial condition or liquidity, either individually or in the aggregate.

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

Our products have screened over 1 billion visitors worldwide since our inception. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for lease or purchase and utilize a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $20.2 million and $16.5 million for the three months ended September 30, 2023 and 2022, respectively. We generated operating losses of $20.2 million and $26.6 million for the three months ended September 30, 2023 and 2022, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

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

General Economic and Market Conditions

We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including in Europe and the Middle East; and a possible prolonged economic recession. While these factors continue to evolve, we plan to remain flexible and to optimize our business as appropriate and allocate resources, as necessary.

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

Sales Mix, Pricing, Product Cost and Margins

We continue to transition our go-to-market strategy to focus on our "pure subscription" sales model, where the customer leases our hardware, as opposed to purchasing the hardware outright, and enters into a multi-year security-as-a-service subscription, as well as our distributor model, as discussed below. Accordingly, subscription revenue as a percentage of total revenue has increased from 31% for the three months ended September 30, 2022 to 51% for the three months ended September 30, 2023, while hardware license fees generated from our distributor model were $2.0 million for the three months ended September 30, 2023, which was the first quarter in which the Company recognized revenue from license fees.

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

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three and nine months ended September 30, 2023 and 2022 because we have historically incurred net operating losses and maintain a full valuation allowance against its deferred tax assets.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$3,191	$9,839	$(6,648)	(68)%
Subscription revenue	10,231	5,198	5,033	97
Service revenue	4,757	1,493	3,264	219
License fee and other revenue	2,012	—	2,012	*
Total revenue	20,191	16,530	3,661	22
Cost of revenue:
Cost of product revenue	3,153	12,960	(9,807)	(76)
Cost of subscription revenue	4,231	2,207	2,024	92
Cost of service revenue	1,417	1,138	279	25
Total cost of revenue	8,801	16,305	(7,504)	(46)
Gross profit	11,390	225	11,165	4,962
Operating expenses:
Research and development	6,409	5,616	793	14
Sales and marketing	13,919	11,746	2,173	18
General and administrative	11,273	8,839	2,434	28
Loss from impairment of property and equipment	28	626	(598)	(96)
Total operating expenses	31,629	26,827	4,802	18
Loss from operations	(20,239)	(26,602)	6,363	24
Other income (expense), net:
Interest expense	—	(188)	188	*
Interest income	1,791	1,052	739	70
Other expense, net	(64)	(57)	(7)	(12)
Change in fair value of contingent earn-out liability	14,078	7,245	6,833	94
Change in fair value of contingently issuable common stock liability	2,277	1,081	1,196	111
Change in fair value of public warrant liability	8,156	(1,146)	9,302	812
Total other income (expense), net	26,238	7,987	18,251	229
Net loss	$5,999	$(18,615)	$24,614	132%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 70 new customers during the three months ended September 30, 2023 and 92 new customers during the three months ended September 30, 2022, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Product revenue	$3,191	$9,839	$(6,648)	(68)%
Cost of product revenue	$3,153	$12,960	$(9,807)	(76)%
Gross profit - Product revenue	$38	$(3,121)	$3,159	101%
Gross profit margin - Product revenue	1%	(32)%	N/A	33%
The decreases in product revenue and cost of product revenue are primarily due to a continued transition to pure subscription sales and sales under our distributor model during the preceding twelve months. The increases in product gross profit and product gross profit margin during the three months ended September 30, 2023 compared to the prior year period reflects a higher average number of units sold per transaction across our target end markets, particularly in the professional sports vertical.
Subscription Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Subscription revenue	$10,231	$5,198	$5,033	97%
Cost of subscription revenue	$4,231	$2,207	$2,024	92%
Gross profit - Subscription revenue	$6,000	$2,991	$3,009	101%
Gross profit margin - Subscription revenue	59%	58%	N/A	1%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base, a continued transition to our pure subscription model, and a higher number of active Evolv

Express units deployed under our pure subscription contract model. Subscription gross profit margin increased slightly as the result of our ability to leverage our fixed costs over a higher revenue base.
Service Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Service revenue	$4,757	$1,493	$3,264	219%
Cost of service revenue	$1,417	$1,138	$279	25%
Gross profit - Service revenue	$3,340	$355	$2,985	841%
Gross profit margin - Service revenue	70%	24%	N/A	46%
The increases in service revenue and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units and an increase in installation and training services. Service gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
License fee and other revenue
License fee and other revenue for the three months ended September 30, 2023 consists of $2.0 million of license fees earned in connection to the Distribution and License Agreement. The Company did not earn any license fee revenue for periods prior to the three months ended September 30, 2023.
Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$4,550	$4,306	$244	6%
Materials and prototypes	364	203	161	79%
Professional fees	1,100	974	126	13%
Other	395	133	262	197%
	$6,409	$5,616	$793	14%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased. Stock-based compensation expense included in research and development expenses was $1.2 million for the three months ended September 30, 2023 compared to $1.6 million for the three months ended September 30, 2022. The increase in materials and prototypes expense is due to increased design and engineering costs related to the development of the next generation of our Evolv Express system. The increase in professional fees primarily relates to consulting costs incurred for product development and engineering. The increase in other expense primarily relates to software subscriptions.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$9,560	$7,820	$1,740	22%
Advertising and direct marketing	980	1,613	(633)	(39)%
Travel and entertainment	1,506	992	514	52%
Professional fees	716	421	295	70%
Other	1,157	900	257	29%
	$13,919	$11,746	$2,173	18%
The increase in personnel related expenses is due to an increase in payroll costs and commissions resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume. Stock compensation expense included in sales and marketing expenses was $1.8 million for the three months ended September 30, 2023 compared to $2.5 million for the three months ended September 30, 2022. The decrease in advertising and direct marketing expense is primarily due to a decrease in expense related to trade shows and events. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased due primarily to an increase in marketing consulting costs. Other expense increased primarily due to increases in software subscriptions and other miscellaneous expenses.
General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$6,033	$4,548	$1,485	33%
Professional fees	1,764	1,896	(132)	(7)%
Director and officer insurance	708	894	(186)	(21)%
Other	2,768	1,501	1,267	84%
	$11,273	$8,839	$2,434	28%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $2.5 million for the three months ended September 30, 2023 compared to $2.2 million for the three months ended September 30, 2022. Other expense increased primarily due to $0.7 million of certain one-time expenses incurred during the three months ended September 30, 2023, as well as increases in software subscriptions and other miscellaneous expenses.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was less than $0.1 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in impairment of the remaining economic value of such units.
Interest Expense
No interest expense was recognized for the three months ended September 30, 2023, compared to $0.2 million for the three months ended September 30, 2022. During March 2023, the Company fully repaid all borrowings and accrued interest under its term loans with Silicon Valley Bank ("SVB") pursuant to a loan and security agreement entered into in December 2022 (the "2022 SVB Credit Agreement").

Interest Income
Interest income of $1.8 million for the three months ended September 30, 2023 and $1.1 million for the three months ended September 30, 2022 related primarily to interest earned on money market funds, and for the three months ended September 30, 2023, accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in gains of $14.1 million and $7.2 million for the three months ended September 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in gains of $2.3 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $8.2 million gain and a $1.1 million loss for the three months ended September 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$19,188	$19,179	$9	—%
Subscription revenue	24,661	12,208	12,453	102
Service revenue	12,736	2,923	9,813	336
License fee and other revenue	2,012	—	2,012	*
Total revenue	58,597	34,310	24,287	71
Cost of revenue:
Cost of product revenue	21,453	23,513	(2,060)	(9)
Cost of subscription revenue	9,988	5,730	4,258	74
Cost of service revenue	3,588	3,392	196	6
Total cost of revenue	35,029	32,635	2,394	7
Gross profit	23,568	1,675	21,893	1,307
Operating expenses:
Research and development	18,193	13,947	4,246	30
Sales and marketing	40,336	33,169	7,167	22
General and administrative	31,073	29,268	1,805	6
Loss from impairment of property and equipment	322	1,038	(716)	(69)
Total operating expenses	89,924	77,422	12,502	16
Loss from operations	(66,356)	(75,747)	9,391	12
Other income (expense), net:
Interest expense	(654)	(489)	(165)	(34)
Interest income	4,597	1,611	2,986	185
Other expense, net	(67)	(57)	(10)	(18)
Loss on extinguishment of debt	(626)	—	(626)	*
Change in fair value of contingent earn-out liability	(17,353)	9,754	(27,107)	(278)
Change in fair value of contingently issuable common stock liability	(3,560)	2,529	(6,089)	(241)
Change in fair value of public warrant liability	(5,345)	4,297	(9,642)	(224)
Total other income (expense), net	(23,008)	17,645	(40,653)	(230)
Net loss	$(89,364)	$(58,102)	$(31,262)	(54)%
* Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 205 new customers during the nine months ended September 30, 2023 and 189 new customers during the nine months ended September 30, 2022, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Product revenue	$19,188	$19,179	$9	—%
Cost of product revenue	$21,453	$23,513	$(2,060)	(9)%
Gross profit - Product revenue	$(2,265)	$(4,334)	$2,069	48%
Gross profit margin - Product revenue	(12)%	(23)%	N/A	11%
The decreases in product revenue and cost of product revenue are primarily due to a continued transition to pure subscription sales and sales under our distributor model during the preceding twelve months. The increases in product gross profit and product gross profit margin during the nine months ended September 30, 2023 compared to the prior year period reflects a higher average number of units sold per transaction across our target end markets, particularly in the professional sports vertical.
Subscription Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Subscription revenue	$24,661	$12,208	$12,453	102%
Cost of subscription revenue	$9,988	$5,730	$4,258	74%
Gross profit - Subscription revenue	$14,673	$6,478	$8,195	127%
Gross profit margin - Subscription revenue	59%	53%	N/A	6%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base, a continued transition to our pure subscription model, and a higher number of active Evolv Express units deployed under our pure subscription contract model. Subscription gross profit margin increased as the result of our ability to leverage our fixed costs over a higher revenue base.
Service Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Service revenue	$12,736	$2,923	$9,813	336%
Cost of service revenue	$3,588	$3,392	$196	6%
Gross profit - Service revenue	$9,148	$(469)	$9,617	2051%
Gross profit margin - Service revenue	72%	(16)%	N/A	88%
The increase in service revenue and gross profit is primarily due to an increased number of active revenue-generating purchase subscription units and an increase in installation and training services. Service gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.

License fee and other revenue
License fee and other revenue for the nine months ended September 30, 2023 consists of $2.0 million of license fees earned in connection to the Distribution and License Agreement. The Company did not earn any license fee revenue for periods prior to the nine months ended September 30, 2023.
Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$12,710	$11,268	$1,442	13%
Materials and prototypes	1,561	439	1,122	256%
Professional fees	3,025	1,706	1,319	77%
Other	897	534	363	68%
	$18,193	$13,947	$4,246	30%
The increase in personnel related expenses is due to an increase in payroll costs primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased. Stock compensation expense included in research and development expenses was $3.2 million for the nine months ended September 30, 2023 compared to $3.1 million for the nine months ended September 30, 2022. The increase in materials and prototypes is due to design and engineering costs related to the next generation of our Evolv Express system. The increase in professional fees primarily relates to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$29,267	$21,433	$7,834	37%
Advertising and direct marketing	2,807	4,502	(1,695)	(38)%
Travel and entertainment	3,648	2,530	1,118	44%
Professional fees	1,810	973	837	86%
Other	2,804	3,731	(927)	(25)%
	$40,336	$33,169	$7,167	22%
The increase in personnel related expenses is due to an increase in payroll costs and commissions resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume. Stock compensation expense included in sales and marketing expenses was $6.3 million for both the nine months ended September 30, 2023 and the nine months ended September 30, 2022. The decrease in advertising and direct marketing expense is primarily due to a decrease in expense related to trade shows and events. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased due primarily to an increase in marketing consulting costs. Other expense decreased due primarily to $1.0 million of certain one-time expenses incurred during the nine months ended September 30, 2023.

General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$17,206	$12,513	$4,693	38%
Professional fees	4,673	7,235	(2,562)	(35)%
Insurance costs	2,774	3,524	(750)	(21)%
Other	6,420	5,996	424	7%
	$31,073	$29,268	$1,805	6%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $7.3 million for the nine months ended September 30, 2023 compared to $5.4 million for the nine months ended September 30, 2022. The decrease in professional fees is primarily related to a decrease in outsourced accounting consultancy and audit fees. The decrease in insurance expense is primarily related to a decrease in director and officer insurance premiums.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was $0.3 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively, primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in impairment of the remaining economic value of such units.
Interest Expense and Loss on Extinguishment of Debt
Interest expense was $0.7 million for the nine months ended September 30, 2023, compared to $0.5 million for the nine months ended September 30, 2022. The increase was primarily due to interest expense incurred during the three months ended March 31, 2023 related to the Company's term loans with SVB pursuant to the 2022 SVB Credit Agreement. During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. The Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write off of $0.3 million of unamortized debt issuance costs.
Interest Income
Interest income of $4.6 million for the nine months ended September 30, 2023 and $1.6 million for the nine months ended September 30, 2022 related primarily to interest earned on money market funds, and for the nine months ended September 30, 2023, accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $17.4 million loss and a $9.8 million gain for the nine months ended September 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $3.6 million loss and a $2.5 million gain for the nine months ended September 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.

Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $5.3 million loss and a $4.3 million gain for the nine months ended September 30, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of September 30, 2023, we had $139.1 million in cash, cash equivalents, and marketable securities. We incurred net income of $6.0 million and a net loss of $18.6 million for the three months ended September 30, 2023 and 2022, respectively, and a net loss of $89.4 million and $58.1 million for the nine months ended September 30, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $6.7 million and $69.4 million during the nine months ended September 30, 2023 and 2022, respectively.
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
We expect our cash, cash equivalents, and marketable securities, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing team. We may require additional capital to respond to the expected growth in the demand for equipment purchases to support our "leased equipment" offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and in either the short-term or long-term may determine to engage in debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as the public health emergencies, including the COVID-19 pandemic and its variants, international political turmoil, including in Europe and the Middle East, and related international sanctions, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Financing Arrangements
During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. The Company has no debt outstanding as of September 30, 2023.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of September 30, 2023. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash, cash equivalents, and marketable securities amounted to $139.1 million as of September 30, 2023.

We are party to a lease agreement for office space for the period from May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. During the three months ended September 30, 2023, we amended the lease agreement to add additional square footage within the same building. The amendment did not impact the term of the lease. We are required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space which is classified as restricted cash, non-current on the condensed consolidated balance sheet as of September 30, 2023. Total future minimum lease payments under this noncancelable operating lease, including the amendment, amount to $1.9 million.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(6,658)	$(69,421)
Net cash used in investing activities	(92,793)	(19,178)
Net cash provided by (used in) financing activities	(29,716)	(429)
Effect of exchange rate changes on cash and cash equivalents	1	35
Net increase (decrease) in cash, cash equivalents and restricted cash	$(129,166)	$(88,993)
Operating Activities

	Nine Months Ended September 30,
	2023	2022
Net income (loss)	$(89,364)	$(58,102)
Non-cash (income) expense	51,784	4,403
Changes in operating assets and liabilities	30,922	(15,722)
Net cash provided by (used in) operating activities	$(6,658)	$(69,421)
Net loss increased from $58.1 million for the nine months ended September 30, 2022 to $89.4 million for the nine months ended September 30, 2023 primarily due to changes in the fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability. See "Results of Operations" above for further discussion.
Non-cash expense for the nine months ended September 30, 2023 is primarily attributable to $17.3 million of stock-based compensation expense, $6.8 million of depreciation and amortization, and $26.3 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability. Non-cash expense for the nine months ended September 30, 2022 is primarily attributable to $15.5 million of stock-based compensation expense, $3.8 million of depreciation and amortization, and $1.0 million of loss from impairment of property and equipment, offset by $16.6 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability.
Changes in operating assets and liabilities for the nine months ended September 30, 2023 are primarily related to the following:
•$2.0 million decrease in inventory primarily due to a higher proportion of finished goods recorded as property and equipment based on our expectations of the future mix of Evolv Express units to be leased to customers versus sold to customers;
•$36.6 million increase in deferred revenue due to a higher volume of sales; offset by
•$6.4 million decrease in accounts payable (excluding the non-cash change in capital expenditures incurred but not yet paid from December 31, 2022 to September 30, 2023) primarily due to a decrease in inventory.
Changes in operating assets and liabilities for the nine months ended September 30, 2022 are primarily related to the following:
•$14.8 million increase in accounts receivable primarily due to higher sales driven by an increase in customers and the timing of billings to customers;
•$4.4 million increase in inventory primarily due to increased production of units to meet customer demand;
•$9.0 million increase in prepaid expense and other current assets primarily due to prepaid deposits related to orders placed for Evolv Express units; offset by
•$16.0 million increase in deferred revenue primarily due to an increase in billings associated with higher sales.

Investing Activities
During the nine months ended September 30, 2023, cash used in investing activities was $92.8 million, consisting of $51.6 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, $2.2 million for the development of internal-use software and software embedded in products to be sold or leased, and a net $39.0 million outflow related to purchases and redemptions of marketable securities.

During the nine months ended September 30, 2022, cash used in investing activities was $19.2 million, consisting of $17.6 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, and $1.9 million for the development of internal-use software, offset by $0.3 million of proceeds from the sale of property and equipment.
Financing Activities
During the nine months ended September 30, 2023, cash used in financing activities was $29.7 million, consisting of $1.9 million of proceeds under the 2022 SVB Credit Agreement and $0.6 million of proceeds from the exercise of stock options, offset by $31.9 million related to the full repayment of amounts owed under the 2022 SVB Credit Agreement and $0.3 million payment of debt issuance costs and a prepayment penalty.

During the nine months ended September 30, 2022, cash used in financing activities was $0.4 million, consisting of $1.0 million of debt repayments, offset by $0.6 million of proceeds from the exercise of stock options.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the 2022 Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of the 2022 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting as described below.
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
•During the three months ended June 30, 2023 and the three months ended September 30, 2023, we implemented controls related to (i) the period-end financial reporting process and classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual and complex transactions, including controls over the preparation and review of accounting memorandum addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period, and (iv) completeness and accuracy of accounts payable and accrued liabilities.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described under “Remediation Plan for the Material Weaknesses” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation of a material nature or criminal proceedings. See Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and nine months ended September 30, 2023 for additional information.
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
As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K filed with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be an emerging growth company, which, based on our public float as of June 30, 2023, we expect to occur as of December 31, 2023, our independent registered public accounting firm will also be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 requires that we incur substantial costs and expend significant management efforts.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
During the three months ended September 30, 2023, we did not sell any securities that were not registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Not applicable.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39417	3.2	July 22, 2021
10.1	Amended Non-Employee Director Compensation Policy					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
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