Form 10-K
period 2023-12-31
Evolv Technologies Holdings, Inc.
filed 2024-02-29
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-39417
EVOLV TECHNOLOGIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4473840
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
500 Totten Pond Road, 4th Floor, Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 374-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share Warrants to purchase one share of Class A common stock	EVLV EVLVW	The Nasdaq Stock Market The Nasdaq Stock Market
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2023, based on the closing price of $6.00 per share as reported on The Nasdaq Stock Market LLC, was approximately $722.8 million.
As of February 28, 2024, the registrant had 152,182,633 shares of Class A common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2023.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including, without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our relationship with significant manufacturers and suppliers, our ability to obtain new customers and retain existing customers, existing and prospective products, research and development costs, the potential benefits of our transition to a pure subscription model, timing and likelihood of success, macroeconomic and market trends, the government regulations that we are subject to, and plans and objectives of management for future operations and results, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements though not all forward-looking statement use these word or expressions.
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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We have a history of losses and may not achieve or maintain profitability in the future.
•Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales.
•Our reliance on reseller partners to generate a growing portion of our revenue.
•We depend on a third-party contract manufacturer for substantially all of our manufacturing and distribution needs. If our principal third-party manufacturer, or any of our limited or sole source suppliers, experiences any delay, disruption, or quality control problems in their operations, we could lose market share and our brand may suffer.
•Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.
•We recognize a substantial portion of our revenue ratably over the term of our agreements with customers and, as a result, downturns or upturns in sales may not be immediately reflected in our operating results.
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
•The loss of designation of our Evolv Express® system as a Qualified Anti-Terrorism Technology under the Homeland Security SAFETY Act could result in adverse reputational and financial consequences.
•If we do not successfully anticipate market needs and enhance our existing products or develop new products that meet those needs on a timely basis, we may not be able to compete effectively and our ability to generate revenues will suffer.
•If our customers are unable to implement our products successfully, or if we fail to effectively assist our customers in installing our products and provide effective ongoing support and training, customer perceptions of our products may be impaired, or our reputation and brand may suffer.
•Any failure to obtain, maintain, protect, or enforce our intellectual property rights, including as related to machine learning, artificial intelligence, and automated decision making, could impair our competitive position and ability to generate revenues and cause us to lose valuable assets.
•We may experience significant delays in the design, production and launch of our security screening solutions, and we may be unable to successfully commercialize products on our planned timelines.
•Our products and services may be affected from time to time by design and manufacturing defects.

•If we are unable to compete successfully with new entrants and other potential competitors, our sales and profitability could be adversely affected.
•Because our products collect and store visitor and related information and images, we could be subject to domestic and international privacy and cyber security concerns, laws and regulations.
•Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.
•We are subject to government regulation and other legal obligations, including those related to privacy, data protection, information security, and product marketing. From time to time, we receive government regulatory inquiries and requests for information relating to our marketing practices, such as the current investigations by the FTC and the SEC. There can be no assurance whether there will be further information requests or potential enforcement or litigation, which is necessarily uncertain.
•We have identified material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

PART I
ITEM 1. BUSINESS
Company Overview
Evolv Technologies Holdings, Inc. (“we,” “us,” “our,” the “Company” and “Evolv”) is a leader in Artificial Intelligence (“AI”)-based weapons detection for security screening. Our mission is to make the world a safer and more enjoyable place to live, work, learn, and play. We are democratizing security by making it seamless for facility operators to address the chronic epidemic of escalating gun violence, mass shootings and terrorist attacks in a cost-effective manner while improving the visitor experience.
Unlike traditional walk-through metal detectors, our touchless security screening solutions use AI software, software-as-a-service (“SaaS”) cloud services, and advanced sensors to reliably detect weapons that could be a threat to a crowd of visitors while significantly reducing nuisance alarms from harmless personal items. This means that most visitors can walk through our solution without stopping, without removing personal items from their pockets or bags, and without having to form a single file line. Our products significantly reduce the number of false positive alarms, allowing security staff to focus their attention on high probability threats.
Our innovative technology not only enhances security but makes screening up to ten times faster, which is capable of delivering up to a 70% lower total cost than traditional alternatives. Our products deliver a largely touchless screening experience — a capability that has become an increasingly important consumer demand as well as unique analytic insights about security screening performance and visitor flows. Our products, which are offered to our customers primarily under a multi-year subscription pricing model, deliver both excellent value to our customers and predictable revenue streams for us.
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
Our touchless security screening systems have screened over one billion visitors since 2019 worldwide since our inception. We believe that we have screened more visitors through advanced AI-based detection systems in the United States than any organization, other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for lease or purchase and utilize a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.
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
Regulated facilities like airports and prisons usually have a local monopoly on the services they provide and therefore have historically been incentivized to emphasize technical regulatory compliance at the expense of the visitor experience. Security technology providers have historically focused on serving this regulated market and, as a result, developed solutions to meet the regulatory requirements without regard to the visitor experience. This limited functionality has unfortunately led many unregulated facilities either to avoid security screening altogether or to employ outdated technology rather than risk creating a prison-like visitor experience for their valued customers and employees. We believe that forcing venues to choose between better security and an enjoyable visitor experience is unacceptable. We believe the solution is to deliver technology that provides both.

Security screening at most venues and facilities has historically been designed around metal detectors that require visitors to enter in single-file lines after submitting their bags and pocket contents to manual inspection. This process is usually supported by multiple security guards who perform manual bag inspections, hand wand scans, and hands-on body ‘pat downs’ to resolve the large numbers of alarms, frequently false positives, generated by the metal detectors. This cumbersome process has numerous shortcomings such as nuisance alarm fatigue, ambiguous alarms, frequent human error, frustrating delays, invasive contact, high labor costs, inattentive and transient security staff, and lack of data insights.
The historical emphasis on technical detection performance using outdated standards tested in isolation has drawn attention away from performance of the screening process as a holistic system. Legacy screening technologies effectively detect metal, but they also generate numerous false alarms for harmless items. To bring down the false alarm rate, security teams proactively divert personal items away from the metal detectors into manual bag check processes that are vulnerable to human error and relatively easy for a determined attacker to defeat. The result is a slow, frustrating process that fails to deliver the security it promises. The root causes are outdated technical standards, old analog technology, and the inability of humans to fully compensate for these deficiencies.
Our touchless security screening technology overcomes the limitations of legacy security screening methods and processes. We define touchless security screening as a screening process that reliably detects weapons and other threats in a way that allows most people to enter venues and facilities while walking at a normal pace together with their party, without requiring manual bag or body inspections. Touchless security screening provides a range of benefits including reliable precision, automated and targeted, high throughput, non-invasive and reduced visitor anxiety, improved security staff experience, reduced and cost-effective physical footprint, continuous improvement, and analytic insights.
Our Market Opportunity
We believe that the current macro trends in firearms ownership and mass shootings suggest that the need for effective security screening processes has never been greater and will continue to grow for the foreseeable future.
In the United States, there are over 460 million privately-owned guns in circulation. According to the Gun Violence Archive, in 2023 there were over 650 mass shootings in the United States.
Based on our experience with customers, we believe that visitors are and will remain uncomfortable with traditional high-touch security screening processes. We believe that visitors and security staff alike will continue to prefer a touchless security screening process in the future.
We believe that many venues and facilities have reluctantly chosen to operate without security screening because of the inherent shortcomings of old screening methods like walk through metal detectors. Due to these macro trends, we believe that venues and facilities that already conduct security screening will feel increasingly compelled to consider alternatives. Further, we believe that venues and facilities that have previously chosen not to implement security screening due to concerns about cost, effectiveness, and/or visitor experience impact will feel increasingly compelled to introduce our modern security screening for the first time.
We believe our market opportunity has both a security screening opportunity as well as an adjacent market expansion opportunity as follows:
Security Screening Opportunity
We estimate that our primary market opportunity is for weapon screening at venues and facilities in the following segments:
•educational institutions including schools,
•hospitals & health care facilities,
•professional sports venues,
•industrial warehouses,
•distribution facilities,

•large workplaces,
•arts & entertainment venues,
•government offices,
•hospitality facilities, and
•houses of worship.
Using a variety of published industry reports and government data, we estimate that the above facilities together comprise nearly 400,000 sites and approximately 700,000 individual thresholds where our security screening products could potentially be deployed. We estimate that this market represents over $20 billion in potential weapon screening system sales annually.
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
Our Growth Strategy
The key elements of our growth strategy within our target market include the following:
•Develop Initial Customer Successes in Specific Target Metropolitan Areas
Decision-makers at our prospective customers are often professionally connected to decision-makers at other prospective customers in different vertical industries within a specific target metropolitan area. We have established a successful pattern of targeting and winning lighthouse customers in specific vertical industries and then leveraging that success to solicit referrals at other venues and facilities across that metropolitan area in other vertical industries. We have developed a playbook for executing this pattern through orchestration of our direct sales resources and reseller partners in a manner that we believe will continue to scale as we develop the available markets.
•Expand and Activate Our Reseller Strategy
We have a global distribution network consisting of dozens of value-added resellers. This includes market leaders such as Motorola Solutions, STANLEY Securitas, and Johnson Controls, as well as smaller regional resellers. STANLEY Security, which was acquired by Securitas, and Motorola Solutions were also early investors in the Company. We intend to continue to develop our distribution network by adding further geographic coverage and sales capacity based upon demand. We plan to continue to cultivate field level collaboration between our direct sales team and our resellers to develop the ability of the resellers to find, develop, close, and/or support customers independently.
•Concentrate Sales and Marketing Effort in Specific Target Accounts in Specific Vertical Industries
Through our experience to date, we have developed a proprietary list of target vertical industries, developed a list of target accounts within those industries, and identified target decision-makers in our target accounts. We believe that our target account list represents the best immediate growth opportunities for our business. Over time we plan to adjust our target account list to reflect current market conditions and the capabilities of our products. We plan to continue to execute advertising, content marketing, lead generation, and sales development activities to our target account list to create qualified sales opportunities.
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
•Extend Our Value Proposition with Additional Products and Digital Capabilities
Our customers turn to our solutions first and foremost for increased security at the thresholds of the entrances of their venues. In addition to increased security posture, we believe our solutions also provide for an enhanced visitor experience, lower overall security costs, enhanced employee retention and unprecedented insights into visitor and security data through our Evolv Insights solution. Our customers often look to us to provide additional applications and services that extend the security perimeter beyond the threshold of their venues. To that end, we believe there is an opportunity to introduce new applications and services that solve adjacent security challenges being faced by our customers. As we adapt to customer demands, we may introduce new applications and services to the market via our own internal product development, partnering with third parties, or through acquisitions.
Competition
We have experienced, and expect to continue to experience, competition from a number of companies, including other vendors of security screening systems. A variety of security screening technologies compete with our proprietary technologies, including, but not limited to legacy walk-through metal detectors, handheld metal detector wands, and passive or active weapon screening systems based on magnetic field sensing, millimeter wave or terahertz imaging technology.
We believe that we are well-positioned to compete in our industry based on these core competencies and on the following competitive strengths:
•Unmatched Detection Effectiveness Based on Artificial Intelligence Software
Based on feedback from our customers, we believe that real-world screening operations using our products detect more actual weapon threats with fewer nuisance alarms than similar screening operations based on conventional walk-through metal detectors. Our solutions use digital processing and artificial intelligence to differentiate between real weapon threats and harmless items like cell phones and keys. The Evolv Cortex AI® software platform provides the digital brain of our solutions. Unlike analog alternatives, our solutions classify threats based on classification models that improve over time as we process more real-world data. Evolv Cortex AI also makes it possible to integrate new kinds of sensors and data sources and integrate our solutions with other platforms and applications.
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
•Differentiated and Proprietary Technology Platform
We have invested significant resources in developing proprietary and patented technologies across artificial intelligence software, cloud services, and advanced sensors to accelerate the widespread adoption of touchless security screening. These technologies serve as the foundation of our products. We have also designed our platform with application programming interfaces (“APIs”) that allow integration and interoperability with complementary third-party security solutions such as brandished gun detection, biometric authentication, video management software, threat intelligence, messaging, and mass-notification systems.
•High Screening Throughput
Our unique detection methodology results in fewer nuisance alarms and allows visitors to walk through in unstructured flows, without emptying their pockets and without surrendering their bags for manual inspection. The overall result is screening that is up to ten times faster than old screening processes. The result is a visitor experience that is more like walking through a department store shoplifting prevention system than an intrusive airport security checkpoint.
•Significant Cost Savings
Because our technology generates fewer nuisance alarms and scans visitors so quickly, far fewer security guards and equipment is required. We believe the total scanning costs are up to 70% lower with our products, allowing venues to reduce overall operational costs and making security screening financially feasible at more venues and events.
•Digital Access and Analytic Insights
Evolv Insights® provides our customers self-serve access, insights regarding visitor flow and arrival curves, location specific performance, system detection performance and alarm statistics, and comparisons across multiple business dimensions.
Using Evolv Insights, organizations use the powerful dashboards and metrics provided to inform their security decisions, operationalize the way their security and venue operations teams make staffing and traffic flow decisions to avoid overcrowding, rebalance security and operational resources, and improve the overall experience for their guests.
•Key Strategic Partners
We have signed strategic partnership agreements with Motorola Solutions, STANLEY Securitas, and Johnson Controls. Each of these strategic partners has a globally recognized brand, a large distribution network, systems integration and support capabilities, and customer networks full of potential prospects for our touchless security screening solutions. Both Motorola Solutions and Stanley Security were early investors in the Company. We believe that these strategic partners will provide us with significant leverage and reach that will allow us to rapidly scale our business and guide customers to success.
•Distribution Capabilities
We have developed a distribution network consisting of dozens of value-added resellers. Our resellers, who have extensive experience in physical security technologies and processes, provide marketing, sales, systems integration, and local support services for customers across an array of vertical markets and regions. They also bring an existing base of customers into which we can drive awareness of and ultimately sell our touchless security screening products. Whenever possible we seek to form relationships with the leading resellers in each region in order to secure access to the most valuable existing customer relationships and the best talent pool available in each region.
•Visionary and Experienced Management Team and Advisors
Our management team and board of directors blend a range of skills and backgrounds from technology, cybersecurity, materials science, artificial intelligence, military, and law enforcement. Our advisors are renowned industry leaders with experience at the United States Secret Service, the Federal Bureau of Investigation (“FBI”), the U.S. military, the TSA, the United States Department of Homeland Security (the "DHS"), the United States intelligence community, and United States Congress. Our engineering and digital products teams are led by accomplished and visionary technologists and scientists who have many years of experience in relevant fields. Our commercialization efforts are managed by individuals with prior successes in building and scaling both direct and indirect, reseller-driven global sales organizations.
•Self-Reinforcing Adoption Cycle
We believe that as we acquire more customers and deploy more of our products, we gather more digital data that helps us improve the detection accuracy and performance of our systems and provide deeper analytic insights to our customers. As the accuracy and analytic insight of our systems increases, we believe more prospective customers will be attracted to our products and more engaged prospects will choose to purchase our products. We anticipate that this cycle will continue to operate in the future, creating ongoing competitive advantages for us and our reseller partners.
Our Products
Since our founding in 2013, we have developed an extensive portfolio of proprietary technologies that form the foundation of our integrated security screening products, which are comprised of artificial intelligence software, cloud services, and advanced sensors.
Evolv Express
Our flagship product is Evolv Express, a touchless security screening system designed to quickly detect firearms, improvised explosive devices, and large tactical knives in unstructured people flows. Evolv Express currently supports a maximum screening throughput of approximately 4,000 people per hour. Evolv Express became commercially available in October 2019. The number of Evolv Express solutions deployed across our customer base grew from 2,267 at December 31, 2022 to 4,505 at December 31, 2023. We believe that the number of Evolv Express solutions deployed is closely correlated to our revenues.

Evolv Insights Analytics Application
We collect a significant amount of anonymous data from every visitor that passes through one of our Evolv Express solutions. This data allows us to generate analytics that appear in our Evolv Insights application. Evolv Insights provides self-serve access, insights regarding visitor flow and arrival curves, location specific performance, system detection performance and alarm statistics, and comparisons across multiple business dimensions. Using Evolv Insights, organizations use the powerful dashboards and metrics provided to inform their security decisions, operationalize the way their security and venue operations teams make staffing and traffic flow decisions to avoid overcrowding, rebalance security and operational resources, and improve the overall experience for their guests.
Sales Models
We sell our solutions under two primary sales models. We offer a pure subscription agreement that bundles our AI-software, cloud services, and advanced sensor equipment. The SaaS agreement generally provides customers access to our solution for a defined time, usually with a multi-year term, annual pre-payment installments, and no right of cancellation for convenience. For end-user customers that prefer to purchase our hardware outright, we offer our distributor licensing model based on a distributor licensing agreement (the "Distribution and License Agreement") we entered into with Columbia Electrical Contractors, Inc. ("Columbia Tech") in March of 2023. Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, currently serves as our primary contract manufacturer. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, which contracts directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment. Columbia Tech pays us a hardware license fee for each system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. Under the distributor licensing model, the title to the related hardware equipment is transferred to the end-user customer by Columbia Tech. We also directly offer short-term rental agreements for our solutions and allow certain reseller partners to offer rental terms to customers under certain conditions.
We also have historically sold our systems under a purchase subscription model, where customers purchase the hardware from us, and we provide a multi-year security-as-a-service subscription. However, except in limited circumstances, we do not plan to offer this sales model in future periods.

Our Customers
Our customers include many iconic venues across a wide variety of industries including education, healthcare, professional sports, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, and houses of worship.
The majority of our customer agreements include non-cancelable multi-year commitments. Two customers each accounted for more than 10% of our total revenue for both the year ended December 31, 2023 and the year ended December 31, 2022.
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
•Continued improvement of the detection algorithm performance, including assessing the ability to detect new threats;
•Additional system sensors and fusion with a variety of other data inputs to expand venue insights, analytics applications, and operational performance;
•New applications that digitally transform operations in and adjacent to the arrival experience at venues and facilities; and
•Integrations into venue security infrastructure and operating systems.
Sales and Marketing
We sell our security screening products through both our own direct sales force and through a global distribution network consisting of dozens of reseller partners. Our partners sell our products to our joint customers, for whom they may also perform installation, systems integration, and local support and maintenance services, with backup services provided by our internal support teams. Many partners offer third-party physical security products including cameras, access control systems, and video monitoring systems in their respective territories and regions, which provides an opportunity to cross-sell our touchless security screening products to a broad, existing customer base that has purchased these other products. To augment the reach of our distribution network, we also intend to increase our direct sales efforts focused primarily on serving major accounts and expanding our footprint.
Our marketing strategies are focused on supporting sales growth by (1) driving awareness; (2) developing comprehensive sales and marketing content, tools, and campaigns for each stage of the sales process; (3) scaling those campaigns via our global distribution network, and (4) building our sales pipeline through demand generation efforts. We drive awareness for the Company, our security screening products, and our customers’ successes through public relations and communications efforts that span mainstream, business, social media and trade press across the security sector generally and in key verticals such as education, healthcare, professional sports as well as tourist sites, performing arts and entertainment, theme parks, industrial workplaces, and municipal governments. Our internal marketing team develops content in multiple formats and delivery methods to facilitate marketing campaigns and sales enablement.

Manufacturing and Suppliers
Our physical products are manufactured by our primary third-party contract manufacturer, Columbia Tech, based in the United States with international quality certifications, such as ISO 9001:2015. We also utilize other third-party manufacturers for the production of certain components. We design our products and processes and internally manufacture the initial engineering prototypes. Our internal manufacturing and supply chain teams work collaboratively with both our internal engineering department and Columbia Tech to scale up the prototypes for commercialization through a phase gate product launch process. There have been significant efforts made over the last several years with Columbia Tech to scale up our production. Columbia Tech also provides a variety of services including sourcing off-the-shelf components, manufacturing custom components/assemblies, final product assembly and integration, end of line testing and quality assurance per our specifications, material and finished goods inventory, and direct global shipping to our customers.
We initially manage the supply chain for key components and materials, and then, in some cases, set up supply agreements in conjunction with Columbia Tech to enable stable supply and redundancy where applicable. Component purchasing is managed by Columbia Tech's sourcing team under a vendor list approved by us to leverage the buying power of their global scale. All of our products are built to our specifications, work instructions, and testing protocols. Inventory levels are managed with our manufacturing partners to ensure an adequate supply is on hand to meet business forecasts.
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
Unpatented research, development, know-how, and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property. We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property or proprietary rights may be challenged, invalidated, circumvented, infringed, misappropriated, or otherwise violated. Further, the laws of certain countries may not protect intellectual property or proprietary rights to the same extent as the laws of the U.S., and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property and proprietary technology.
As of December 31, 2023, we own or co-own eight issued United States patents, 24 issued foreign patents and have 24 pending or allowed patent applications. In addition, we have five registered United States trademarks, five pending United States trademark applications, 36 registered foreign trademarks and nine pending foreign trademark applications. Our patents and patent applications are directed to, among other things, security screening, threat detection and discrimination, imaging systems, and related technologies. In addition to patents owned or co-owned by us, we have in-licensed 95 patents, including but not limited to metamaterials, RF imaging, compressive sensing, and signal processing, for security related applications.
While most of the intellectual property we use is developed and owned by us, we also use a combination of proprietary, open-source and third-party licensed software in connection with our products and services. Although we believe these licenses are sufficient for the operation of our business, these licenses typically limit our use of the third- parties’ intellectual property to specific uses and for specific time periods.
From time to time, we have faced, and we expect to face in the future, allegations by third parties, including our competitors, that we have infringed their trademarks, copyrights, patents, and other intellectual property rights or challenging the validity or enforceability of our intellectual property rights. We are not presently a party to any such legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.

Human Capital
Our employees are critical to our success. As of December 31, 2023, we employed 293 people, substantially all of whom are full-time employees. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and selling functions. We consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
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
Employee Development and Retention. The attraction, development, and retention of our employees is a key focus for our Company. We offer training programs to enhance the knowledge, skills, and advancement opportunities for our employees. We focus on maintaining a solid pipeline of talent throughout our organization and we are continually developing the capabilities and skills needed for the future of our business.
Work Environment. We believe that maintaining a work environment that recognizes effort and teamwork, values mutual respect and open communication, and demonstrates care and concern for our employees is essential to an engaged and productive workforce. In furtherance of this objective, we provide a regular Code of Business Conduct training for our employees to identify and prevent misconduct and report situations that violate our policies and/or negatively impact our work environment. We investigate and take prompt action to correct conduct that is inconsistent with our Code of Business Conduct and other policies.
Competitive Pay and Benefits. We strive to provide pay and comprehensive benefits that help meet the varying needs of our employees. Our total rewards package includes market-competitive pay, equity compensation, unlimited time off, tuition reimbursement, 401(k) match, and other comprehensive and competitive benefits.
Government Regulations
We are subject to various laws, regulations, and permitting requirements of federal, state, and local authorities, related to health and safety, anti-corruption, and export controls. We believe that we are in material compliance with all such laws, regulations, and permitting requirements.
Anti-Corruption Export and Trade Matters
We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act (the "FCPA") and the U.K. Bribery Act 2010 (the "Bribery Act"), as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”) and the U.S. Department of State, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, unless authorized by OFAC or otherwise exempt from the regulations. In recent years, the United States government has a renewed focus on export control matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.
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
Additional Information
Our Internet address is https://evolvtechnology.com. At our Investor Relations website https://ir.evolvtechnology.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

ITEM 1A. RISK FACTORS
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have a history of losses. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
We have incurred net losses of $106.3 million and $86.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $298.5 million.
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
•sales and marketing, including a significant expansion of our sales organization, both direct and through reseller partners;
•continued expansion of our business into new and adjacent vertical markets and the launch of new product offerings; and
•general administration expenses, including legal and accounting expenses related to being a public company and transitioning to large accelerated filer status.
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
A meaningful portion of our revenue is generated by product sales to new customers and sales of additional products to existing customers. The timing of certain large volume opportunities can impact our results from quarter to quarter. In addition, the sales cycle can last several months from initial engagement to contract negotiation and execution, culminating in delivery of our products to our customers, and this sales cycle can be even longer, less predictable and more resource-intensive for both larger volume sales as well as sales to customers in certain market segments. Customers may also require additional internal approvals or seek to pilot our products for a longer trial period before deciding to purchase our solutions. As a result, the timing of individual sales can be difficult to predict. In some cases, sales have occurred in a quarter subsequent to when anticipated, or have not occurred at all, which can significantly impact our quarterly financial results and make it more difficult to meet market expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition.”
In addition to the sales cycle-related fluctuations noted above, our financial results, including our billings and deferred revenue, may continue to vary from period to period as a result of numerous factors, many of which are outside of our control and may be difficult to predict, including:
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
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recessionary trends, slow economic growth, or political elections in the United States and abroad, inflation and high interest rates, fuel prices, international currency fluctuations, corruption, political instability, continuing social concerns and divisions in the United States and abroad, acts of war, including the conflicts in Europe and the Middle East , and acts of terrorism, both domestic and international;
•future accounting pronouncements or changes in our accounting policies or practices;
•the amount and timing of our operating costs, including cost of goods sold;
•the impact of any pandemic, epidemic, or future outbreak of disease or similar public health concern, such as COVID-19 (including the emergence of any new variants of COVID-19) on our existing and new customers, partners, employees, and supply chain; and
•increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates.
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
If we are unable to develop and maintain effective sales incentive programs for our third-party reseller partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to high profile public and private venues and institutions. Our agreements with our reseller partners are generally non-exclusive and these partners may also market, sell and support products that are competitive with us and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of ours or may cease selling our products altogether. Our reseller partners may cease or de-emphasize the marketing of our products with limited or no notice and with little or no penalty. Our agreements with our reseller partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. It cannot be certain that we will retain these reseller partners or that we will be able to secure additional or replacement reseller partners. The loss of one or more of our significant reseller partners or a decline in the number or size of orders from them could harm our operating results. In addition, any new reseller partner requires extensive training and may take several months or more to achieve productivity. Our reseller partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our reseller partners misrepresent the functionality of our products, subscriptions or services to customers, or violate laws or our corporate policies.
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
We may not be successful in our distributor licensing agreement with our third-party manufacturer.
As part of our overall strategy to move away from purchase subscription contracts, we entered into a distributor licensing agreement with Columbia Tech in March 2023. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, who contracts directly with certain of our resellers to fulfill the sales demand where the end-user customer requires the contract to be in form of a hardware purchase, instead of leasing our hardware. Columbia Tech pays us a hardware license fee for each Evolv Express system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. Columbia Tech is an independent entity subject to its own unique operational and financial risks which are out of our control. Further, Columbia Tech does not regularly act in the capacity of a distributor for the products it manufactures. If Columbia Tech fails to perform as required under the distributor licensing agreement, this could impair the reputation of our company and our products, our relationships with resellers, our ability to earn revenue from SaaS subscription contracts, and our ability to receive license fees from it under the distributor licensing agreement, any of which could, in turn, adversely impact our business, financial position, and results of operations.
Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties, both foreign and domestic. Generally, our third-party contract manufacturers contract directly with component suppliers, and we rely on our contract manufacturers to manage their supply chains. Our contract manufacturers have experienced, and may in the future experience, supply chain disruptions as a result of COVID-19 or other similar health crises as well as global economic impacts or other changes in macroeconomic trends. In the event our contract manufacturers are unable to adequately manage their supply chain or our relationships with our contract manufacturers terminate, we could experience delays, which could negatively impact our business, customer relationships, and margins. We also source some materials and components directly from suppliers. While most components and materials for our products are available from multiple suppliers, certain of those items are only available from limited or sole sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and may not be successful in doing so on terms acceptable to it, or at all. As a result, the loss of a limited or sole source supplier could adversely affect our manufacturing capacity, and relationships with our customers, as well as our results of operations and financial condition.
We depend on our primary third-party contract manufacturer for the production of our touchless security screening systems. While there are several potential contract manufacturers for most of these products, all our systems are currently manufactured, assembled, tested, and packaged by Columbia Tech. In most cases, we rely on this manufacturer to procure components and, in some cases, provide manufacturing engineering work. Although we are seeking to expand and diversify our contract manufacturer relationships, our current reliance on one contract manufacturer involves several risks, including:
•unexpected increases in manufacturing and repair costs;
•inability to control the quality and reliability of finished systems;
•inability to control delivery schedules;
•potential liability for expenses incurred by the third-party contract manufacturer in reliance on our forecasts that later prove to be inaccurate;
•potential lack of adequate capacity to manufacture all components or parts of the products we require;
•potential labor unrest or unavailability affecting the ability of the third-party manufacturers to produce our systems; and
•the occurrence of unforeseen force majeure events affecting the third-party manufacturer.
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
As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional and significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our third-party contract manufacturers to be responsible for penalties assessed on us because of excessive failures of the products or warranty claims, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.
In addition, because we currently use third-party contract manufacturers to produce our touchless security screening systems and certain key components, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find contract manufacturers who can supply us at a lower price. As a result, the loss of a limited or sole source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.

Our business operations are vulnerable to disruption due to natural or other disasters, including climate-related events, strikes, and other events beyond our control.
A major earthquake, fire, tsunami, hurricane, cyclone, or other disaster, such as a major flood, seasonal storms, drought, extreme temperatures, nuclear event, or terrorist attack affecting our facilities or the areas in which we are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, reinforce, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. Climate change may contribute to increased frequency or intensity of certain of these events, including increasing frequency and severity of storms, floods, drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with these types of events, or a significant power outage as well as contribute to chronic changes in the physical environment (such as changes to ambient temperature and precipitation patterns or sea-level rise) that may impair the operating conditions of these facilities, or otherwise adversely impact our operations. If our third-party contract manufacturers', suppliers’, or customers’ facilities are negatively impacted by such a disaster, production, shipment, and installation of our products could be delayed, which can impact the period in which it recognizes the revenue related to that product sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we can respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations.
Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt businesses in general and may cause us to experience higher attrition, losses, and additional costs to maintain and resume operations. Transitional climate change risks that result from a shift to a low-carbon economy may also subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business, or financial performance.
In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, strikes or other labor unrest, war, including in Europe and the Middle East, and the related geopolitical impacts, or the outbreak of epidemic diseases (such as the COVID-19 pandemic) could have a negative effect on the operations of our facilities and those of our contract manufacturers, suppliers and customers, resulting in delays or other challenges in the deployment of our products and services, among others, and thereby negatively impact our sales.
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
We also intend to increase our investment in research and development, sales and marketing, and general and administrative functions and other areas to grow our business. These costs are generally expensed as incurred (with the exception of sales commissions), as compared to our revenue, a substantial portion of which is recognized ratably in future periods. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results.
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
In addition, it is difficult to predict customer adoption and retention rates, customer demand for our products, the size and growth rate of the market for AI-based weapons detection for security screening, the entry of competitive products, or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our products and those of our competitors. If these products do not achieve widespread adoption or there is a reduction in demand for products in our market caused by a lack of customer acceptance, technological challenges, regulatory restrictions, competing technologies or products, decreases in corporate spending, weakening economic conditions or otherwise, it could result in reduced customer orders, early terminations, reduced customer retention rates or decreased revenue, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties it may encounter in this new and evolving market.
We use machine learning, artificial intelligence, and automated decision making in our development process and in our AI-based weapon detection products. Machine learning, artificial intelligence and automated decision making technologies may not be accurate and we may not be able to protect our intellectual property rights related to products or services created with machine learning, artificial intelligence and automated decision making.
We use machine learning, artificial intelligence, and automated decision making technologies, including propriety artificial intelligence and machine learning algorithms, in the development and operation of our AI-based weapons detection products for security screening. There are significant risks involved in developing, maintaining, and deploying machine learning and artificial intelligence technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if these artificial intelligence or machine learning models are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do have sufficient rights; and/or are adversely impacted by unforeseen defects, technical challenges, cyber security threats or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws or contracts to which we are a party or civil claims. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such third party software and infrastructure, especially in a highly competitive environment. In addition, market acceptance and consumer perceptions of artificial intelligence and machine learning technologies are uncertain.
A number of aspects of intellectual property protection in the field of artificial intelligence and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for artificial intelligence and machine learning systems and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our artificial intelligence and machine learning technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products.

If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.
Our success depends on our ability to acquire new customers in new and existing vertical markets, and in new and existing geographic markets. If we are unable to attract a sufficient number of new customers and retain our existing customers, we may be unable to generate revenue growth at desired rates. The physical security solutions market is competitive, and many of our competitors have significantly greater financial, personnel, and other resources than we do and may be able to devote greater resources to their efforts to develop solutions and attract customers. As a result, it may be difficult for us to add new customers to our customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives to win new customers or retain our existing customers. Additional factors that impact our ability to acquire new customers and retain existing customers include the perceived need for AI-based weapons detection for security solutions, the size of our prospective customers’ security budgets, the availability of government funding, the utility and efficacy of our existing and new products or product enhancements, whether proven or perceived, and general economic conditions. These factors may have a meaningful negative impact on our future revenues and operating results.
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
If our products fail or are perceived to fail to detect and prevent attacks or if our products fail to identify and respond to new and increasingly complex and unpredictable methods of attacks, our business and reputation may suffer. There is no guarantee that our products will detect and prevent all attacks, especially in light of the rapidly changing security landscape to which it must respond, as well as unique factors that may be present in our customers’ operating environments. Additionally, our products may falsely detect items that do not actually represent threats. These false positives may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products, which could, in turn, result in negative publicity, loss of customers and sales, and increased costs to remedy any problem.
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

We may also be subject to liability claims for damages related to errors or defects in our products. For example, if our products fail to detect weapons or explosive devices that are subsequently used by terrorists, criminals, or unbalanced individuals to cause casualties at a high profile, public venue, we could incur financial damages and our reputation could also be significantly harmed. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Although we have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert or distract management’s time and other resources, and harm our business and reputation.
The loss of designation of our Evolv Express system as a Qualified Anti-Terrorism Technology under the Homeland Security SAFETY Act could result in adverse reputational and financial consequences.
Our Evolv Express system has been awarded the DHS SAFETY Act Designation as a Qualified Anti-Terrorism Technology. Technologies that are awarded the SAFETY Act Designation have undergone rigorous use and review to meet and/or exceed the DHS' performance standards that include examination of test results for weapons detection, operational use and effectiveness, manufacturing and quality assurance practices, and customer feedback.
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
•delays in releasing new products or product enhancements;
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

If we fail to anticipate market requirements or fail to develop and introduce product enhancements or new products to meet those needs in a timely manner, it could cause us to lose existing customers and prevent us from gaining new customers, which would significantly harm our business, financial condition, and results of operations.
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
Approximately 4% of our revenue was generated by sales to government entities during each of the years ended December 31, 2023 and December 31, 2022, respectively. Selling to government entities can be highly competitive, expensive, and time-consuming, and often requires significant upfront time investment and expense without any assurance of winning a sales contract. Government demand and payment for our solutions may also be impacted by changes in fiscal or contracting policies, changes in government programs or applicable requirements, the adoption of new laws or regulations or changes to existing laws or regulations, public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Accordingly, increasing sales of our products to government entities may be more challenging than selling to commercial organizations, especially given extensive certification, compliance, clearance, and security requirements. Government agencies may have statutory, contractual, or other legal rights to terminate contracts with us or reseller partners. Further, in the course of providing our solutions to government entities, our employees and those of our reseller partners may be exposed to sensitive government information. Any failure by us or our reseller partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit may cause the government to shift away from our solutions and may result in a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results or operations.
Downturns in general economic and market conditions and reductions in spending may reduce demand for our products and services and may impact third parties on which we rely, which could harm our revenue, results of operations, and cash flows, and could make it difficult to predict revenue for a particular period.
Our revenue depends significantly on general economic conditions and the level of concern regarding physical security, which impacts the public’s willingness to attend live events or otherwise gather in numbers. Economic weakness, customer financial difficulties and constrained spending on security measures may result in decreased revenue and earnings. Further worsening, broadening or protracted extension of an economic downturn could have a material negative impact on our business, revenue, results of operations, and cash flows. In addition, concerns regarding continued budgetary challenges in the United States and Europe, high interest rates in the United States and around the world, an inflationary environment, recessionary pressures, geopolitical turmoil (including in Europe and the Middle East) and terrorism in many parts of the world, and the effects of climate change have and may continue to put pressure on global economic conditions and level of concern regarding physical security. If we do not succeed in convincing customers that our products should be an integral part of their overall approach to security and that a fixed portion of their annual security budgets should be allocated to our products, general reductions in security spending by our customers are likely to have a disproportionate impact on our business, results of operations, and financial condition. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union ("the "EU") may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products.
We also face risks from financial difficulties or other uncertainties experienced by our suppliers, reseller partners, or other third parties on which we rely. If our partners and suppliers are negatively impacted by declining economic conditions or circumstances arising from military conflicts, and such third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed. In addition, military conflicts, including those in Europe and the Middle East, have and could continue to disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls, and other actions have and may in the future be initiated by nations including the United States, the EU, China, or Russia (such as potential cyberattacks, disruption of energy flows, and others), which could adversely affect our business and/or our supply chain.
Uncertainty about future economic conditions and market volatility also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties, and reductions in spending on security systems could have a material adverse effect on demand for our products, and consequently on our business, financial condition, and results of operations.
Our brand, reputation, and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of our products, infrastructure, and employees.
Our brand, reputation, and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of, and the ability of our existing customers and new customers to access and use, our solutions, including real-time analytics and intelligence. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, equipment failure, human or software errors, capacity constraints, and fraud or cybersecurity attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure, cloud infrastructure, and website.
Problems with the reliability or security of our systems could harm our reputation. Damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition, and operating results. Additionally, our third-party hosting suppliers have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time. If we are unable to maintain, renew, or expand our agreements with these providers on commercially reasonable terms, we may experience costs or downtime as we transition our operations.
Any disruptions or other performance problems with our products could harm our reputation and business and may damage our customers’ businesses. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers not to renew their subscription purchases of our products.
If we do not effectively expand, train, and retain qualified sales and marketing personnel, we may be unable to acquire new customers or sell additional products to successfully pursue our growth strategy.
We depend significantly on our sales force to attract new customers and expand sales to existing customers. As a result, our ability to grow our revenue depends in part on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth, particularly in the United States and, to a more limited extent, internationally. The number of our sales and marketing personnel increased from 97 as of December 31, 2022 to 139 as of December 31, 2023. We expect to continue to expand our sales and marketing personnel and face a number of challenges in achieving our hiring and integration goals. There is intense competition for individuals with sales training and experience. In addition, the training and integration of a large number of sales and marketing personnel in a short time requires the allocation of significant internal resources. We invest significant time and resources in training new sales force personnel to understand our products, platform, and our growth strategy. Based on our past experience, it takes approximately six to 12 months before a new sales force member operates at target performance levels, depending on their role. However, we may be unable to achieve or maintain our target performance levels with large numbers of new sales personnel as quickly as we have done in the past. Our failure to hire a sufficient number of qualified sales force members and train them to operate at target performance levels may materially and adversely impact our projected growth rate.
If we are not able to maintain and enhance our brand or reputation as an industry leader, our business and operating results may be adversely affected.
We believe that maintaining and enhancing our reputation as the leader in next-generation AI-based weapons detection for security screening is critical to our relationship with our existing end-user customers and reseller partners and our ability to attract new customers and reseller partners. The successful promotion of our brand will depend on multiple factors, including our marketing efforts, our ability to continue to deliver a superior customer experience and develop high-quality features for our products, and our ability to successfully differentiate our products from those of our competitors. Our brand promotion activities may not be successful or yield increased revenue. Additionally, the performance of our reseller partners may affect our brand and reputation if customers do not have a positive experience with our products as implemented by our reseller partners or with the implementation generally. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and vertical markets and as more sales are generated through our reseller partners. To the extent that these activities yield increased revenue, such increase in revenue may not offset the corresponding increase in expenses we incur. If we do not successfully maintain and enhance our brand and reputation, our business and operating results may be adversely affected.
If our customers are unable to implement our products successfully, or if we fail to effectively assist our customers in installing our products and provide effective ongoing support and training, customer perceptions of our products may be impaired, or our reputation and brand may suffer.
Our products are deployed in a wide variety of indoor and outdoor environments, including large venues with multiple entry points. Some of our customers have experienced difficulties implementing our products in the past and may experience implementation difficulties in the future. If our customers are unable to implement our products successfully, customer perceptions of our products may be impaired, or our reputation and brand may suffer.
Any failure by our customers to appropriately implement our products or any failure of our products to effectively integrate and operate within our customers’ operating environments could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation, and harm our financial results.
Successful deployment and operation of our products depend on the knowledge and skill of the customer security personnel or implementation contractors charged with setting up, configuring, monitoring, and troubleshooting the equipment in their own environment. Many of our customers experience relatively high turnover in their security personnel, creating opportunities for knowledge and skill gaps that can result, and have resulted, in configuration, sensitivity setting, or operational errors that allow prohibited threats into customer facilities. In these situations, customers can perceive, and have perceived, that our products have failed to perform as designed until and unless we have been able to demonstrate otherwise. There can be no assurance that we or our implementation partners will successfully isolate and identify failures due to customer error in the future, and this could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation, and harm our financial results.
Our customers depend in large part on customer support delivered by us to resolve issues relating to the use of our products. However, even with our support, our customers are ultimately responsible for effectively using our products and ensuring that their staff is properly trained in the use of our products. The failure of our customers to correctly use our products, or our failure to effectively assist customers in installing our products and provide effective ongoing support and training, may result in an increase in the vulnerability of our customers’ facilities and visitors to security threats. We are also in the process of expanding our customer success and support organizations, including the engagement and training of third-party contractors. It can take significant time and resources to recruit, hire and train qualified technical support and service employees and contractors. We may not be able to keep up with demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers may be negatively impacted, and our customers’ satisfaction with our products may be adversely affected. Additionally, in unusual circumstances, if we needed to rely on our sales engineers to provide post-sales support while growing our service organization, our sales productivity may be negatively impacted. Accordingly, any failure by us to provide satisfactory maintenance and technical support services could have a material and adverse effect on our business and results of operations.
We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage, and retain qualified personnel, especially those in sales and marketing and research and development.
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
Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate, and retain our personnel, especially those in sales and marketing and research and development. We face escalating compensation demands from new and prospective employees, as well as intense competition for these employees from numerous technology, software, and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain additional qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products, or market our existing products at the same levels as our competitors, which may lead us to lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing, research and development, and engineering positions, could have an adverse effect on our ability to execute our business objectives. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like, or at all. Any of these factors may adversely impact our ability to compete and cause our revenue to decrease and our operating results to suffer.
We incorporate technology and components from third parties into our products, and our inability to obtain or maintain rights to the technology could harm our business.
We incorporate technology and components from third parties into our products. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which it may sell our products. We may not be able to rely on indemnification obligations of third parties if some of our agreements with our suppliers and licensors may be terminated for convenience by them. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements on commercially reasonable terms, our ability to develop and sell products, subscriptions, and services containing such technology could be severely limited, and our business could be harmed. Disputes with suppliers and licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition, and results of operation. Additionally, if we are unable to obtain necessary technology and components from third parties, including certain sole suppliers, we may be forced to acquire or develop alternative technology or components, which may require significant time, cost, and effort and may be of lower quality or performance standards. This would limit or delay our ability to offer new or competitive products and increase our costs of production. If alternative technology or components cannot be obtained or developed, we may not be able to offer certain functionality as part of our products, subscriptions, and services. As a result, our margins, market share and results of operations could be significantly harmed.

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
Furthermore, there are an increasing number of open source software license types, almost none of which have been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement claims or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, if at all, to re-engineer all or a portion of our products, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code. Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open source software is generally provided without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our products depend upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our products. Any of the foregoing risks could materially and adversely affect our business, financial condition, and results of operations.
We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations, or otherwise harm our operating results.
We may in the future acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Even if they are consummated, we may not be able to fully realize the anticipated benefits of any future acquisitions or anticipated benefits may not transpire.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, products, services, and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:
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
Acquisitions also increase the risk of unforeseen legal liability, including potential shareholder suits or potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process or new regulatory restrictions at the federal, state, or local levels. Generally, if an acquired business fails to meet our expectations, our operating results, business, and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations and financial condition.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.
Our intellectual property rights are valuable and any inability to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright, and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. We maintain a program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited.
We own or co-own eight issued U.S. patents and 24 issued foreign patents and have 24 pending or allowed patent applications relating to our products. It cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the Evolv Technology®, Evolv Express, Evolv Insights, Evolv Cortex AI, and Evolv Edge® names and logos in the United States and certain other countries. We also have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot be certain that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot be certain that such third parties will maintain such software or continue to make it available. If we are unable to maintain sufficient intellectual property protection for our proprietary technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technologies similar or identical to ours, and our ability to successfully commercialize our technologies may be impaired.

While we take steps to protect our intellectual property, the steps we take may be inadequate to prevent infringement, misappropriation, or other violations of our intellectual property rights. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.
We may be required to spend significant resources to monitor and protect our intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our products and offerings, impair the functionality of our products and offerings, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our products and offerings, or injure our reputation.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm to our business and operating results.
Third parties may in the future assert claims of infringement, misappropriation, or other violations of intellectual property rights against us. They may also assert such claims against our customers or reseller partners, whom we typically indemnify against claims that our products infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation, and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation, or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
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
An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•cease selling, making, licensing, or using products that are alleged to infringe or misappropriate the intellectual property of others;
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
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares. We expect that the occurrence of infringement claims is likely to grow as the market for our products and solutions grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.
Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
We have devoted substantial resources to the development of our technology, business operations, and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisors, suppliers, reseller partners, and customers. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Further, despite these efforts, these arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our technologies that we consider proprietary. In addition, if others independently develop equivalent knowledge, methods, and know-how, we would not be able to assert trade secret rights against such parties. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.
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
Our touchless security screening systems are complex and may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a product has been used. This could result in delayed market acceptance of those products or claims from resellers, customers, or others, which may result in litigation, increased end user warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support and engineering personnel to correct the defect or error. We have been in the past and may from time to time become subject to warranty or product liability claims related to product quality issues that could lead us to incur significant expenses.

We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or applicable laws in existence or enacted in the future.
The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to retain existing customers or to fail to attract new customers.
If the general level of physical threats/attacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.
Our business is substantially dependent on enterprises and governments recognizing that mass shootings, terrorist attacks and similar security threats are not necessarily effectively prevented by conventional security products such as walk-through metal detectors. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of security threats and help to provide an impetus for enterprises and governments to devote resources to protecting against security threats, such as testing our products, purchasing them and broadly deploying them within their organizations. If security threats were to decline, or enterprises or governments perceived that the general level of security threats has declined, our ability to attract new customers and expand sales of our products to existing customers could be materially and adversely affected. A reduction in the security threat landscape could increase our sales cycles and harm our business, results of operations, and financial condition.
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
Because our products collect and store visitor and related information and images, domestic and international privacy and cybersecurity concerns, and other laws and regulations, could result in additional costs and liabilities to us or inhibit sales of our products.
In the ordinary course of our business, we and our third-party vendors collect and store personal information about individuals such as our customers and employees, as well as our proprietary business information and intellectual property and that of our customers and employees. Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. We and our third-party vendors may be affected by cyber-attacks and other means of gaining unauthorized access to our products, systems, and data. Our reliance on ever-evolving technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors.
Cybersecurity threats as well as the tools (including artificial intelligence) used to breach security safeguards, circumvent security controls, evade detection, and remove forensic evidence, are also constantly evolving and may originate from remote areas increasing the difficulty of detecting and successfully defending against them. For instance, cyber criminals or insiders may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated.
Remote and hybrid working arrangements also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

As such, we and our third-party vendors may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, impersonation of employees or officers, and other threats.
Cybersecurity incidents directed at us or our third-party vendors can range from errors on the part of our personnel to uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Specifically, a cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. And it is possible that our security controls over personal information and other practices we follow may not prevent the unauthorized access to, or the unintended release of, personal information. In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might make our current practices insufficient. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. Such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. If there is a breach of our computer systems and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual and may be subject to significant fines and penalties. In the event of a breach, we could face government scrutiny or consumer class actions. Furthermore, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
We and our third-party vendors have experienced and expect to continue to experience cyber-attacks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our solutions; or customer or other data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our solutions.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy, and security of such data are possible. For example, in the United States, we are subject to laws in all states and numerous territories that require notification. In addition, the SEC has recently adopted rules on the Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies that enhances and standardizes disclosures for public companies with regards to their cybersecurity risk strategy, management, and governance. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
In addition to potential noncompliance, any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation (including class actions), government investigations, regulatory action, significant fines, and expenditures; divert management’s attention from operations; deterring people from using our platform; damage our brand and reputation; and a materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business.
We, our reseller partners, and our customers are subject to a number of domestic and international laws and regulations that apply to cloud services and the internet generally. These laws, rules, and regulations address a range of issues including data privacy and cyber security, breach notification and restrictions or technological requirements regarding the collection, use, storage, protection, disclosure, retention, transfer, or other processing of data. The regulatory framework for online services, data privacy and cyber security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, local, and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, use, storage, disclosure and other processing of information, web browsing and geolocation data collection, data analytics, facial recognition, cyber security, and breach response and notification procedures. Furthermore, new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, and standards, and may be subject to contractual obligations relating to data privacy and security in the jurisdictions in which we operate.
For example, in the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. The U.S. Federal Trade Commission ("FTC") and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.
There are also laws and regulations governing the collection and use of biometric information, such as fingerprints and face prints. For example, the Illinois' Biometric Information Privacy Act (“BIPA”) applies to the collection and use of “biometric identifiers” and “biometric information” which include finger and face prints. Several class action lawsuits have been brought under BIPA, as the statute is broad and still being interpreted by the courts.
In addition, many state legislatures have adopted legislation that regulates how businesses operate, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act (“CPRA”), which grants privacy rights to California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers rights related to their personal information, including the right to access, correct and delete their personal information, opt out of certain processing of their personal information, including possibly restricting the use of certain cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Additionally, the CPRA, which substantially amends the CCPA, went into effect on January 1, 2023 and restricts use of certain categories of sensitive personal information that we handle; further restricts the use of cross-context behavioral advertising techniques on which our products may rely in the future; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Additionally, comprehensive privacy statutes that share similarities with the CCPA have been enacted in Virginia (effective January 1, 2023), Colorado (effective July 1, 2023), Connecticut (effective July 1, 2023), and Utah (effective December 31, 2023) and other states and federal legislation has also been enacted and/or proposed, reflecting a trend toward more stringent data privacy legislation in the United States.

This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.
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
For example, in Europe and the United Kingdom ("UK"), we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer, and other use of data relating to an identifiable living individual or “personal data,” including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. Non-compliance with the EU GDPR and UK GDPR can trigger steep fines of up to the greater of (i) 4% of total worldwide annual turnover and (ii) €20 million. Separate EU and UK laws and regulations (and national implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. For instance, the current European laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. Compliance with the EU GDPR and UK GDPR, and other such laws, may incur substantial expense and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business.
We are also subject to EU and UK rules with respect to cross-border transfers of personal data out of the European Economic Area (the "EEA") and the UK, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. Transfers must be assessed on a case-by-case basis and reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism,) alone may not necessarily be sufficient in all circumstances. European court and regulatory decisions take a restrictive approach to international data transfers. The UK regulator has adopted a similar approach to data export outside of the UK and, on March 21, 2022, the international data transfer agreement and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers came into force. The UK regulator also recommends, consistent with the European Commission approach, a transfer risk assessment is undertaken. Use of such standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations, and financial condition.
Further, many federal, state, and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations, including related to the development and integration of artificial intelligence (“AI”), machine learning, and additional emerging data technologies while mitigating or controlling for bias and discrimination in the context of AI and machine learning. For example, in the United States, an executive order was issued in October 2023 on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to balance innovation with addressing risks associated with AI by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination and privacy risks related to AI. Legislation has also been promulgated on the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making. In addition, in Europe the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for AI in the EU market, the EU AI Act, which was politically agreed to in December 2023. It is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy and introduces significant fines for noncompliance. There are also specific rules on the use of automated decision making under the GDPR that provide the data subject the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning him or her or similarly significantly affects him or her. Additionally, the existence of automated decision making must be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. If passed, we will likely incur additional expenses and costs associated with complying with such laws, as well as face heightened potential liability if we are unable to comply with these laws. While we minimize any physical bias in our product’s identification of threats because the product’s AI does not process or analyze an individual's physical characteristics, we may not be able to identify such issues in advance, or if identified, we may not be able to identify mechanisms for effectively mitigating such issues.
We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or with our existing practices or the features of our products and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any significant change to applicable laws, regulations or industry practices, or how each is interpreted, regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom it relies in relation to various products, including but not limited to vendors and business partners. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and/or data concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
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

The marketing and sale of our products are also subject to extensive regulation by various federal agencies, including the FTC and Customer Product Safety commission, as well as various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold and industry codes of conduct. From time to time, we receive government regulatory inquiries and requests for information relating to our marketing practices and our approach is to be cooperative and educate them about our company and products. For example, the FTC has requested information about certain aspects of our marketing practices. We are complying with the FTC's requests and have been cooperating with them to answer their questions and educate them about our mission. Furthermore, in February 2024, we received a subpoena from the SEC, Division of Enforcement, requesting that we produce certain documents and information, much of which is similar to the documents and information previously requested by the FTC. We are cooperating and intend to continue to cooperate with the SEC's investigation. The Company is cooperating with the FTC and SEC with respect to the investigations, and there can be no assurance whether there will be further information requests or potential enforcement or litigation, which is necessarily uncertain. We can offer no assurances as to the outcome of these investigations or their potential effect, if any, on us or our results of operations. Any inability to adequately address the FTC’s or SEC's concerns, even if unfounded, or comply with applicable laws, regulations, and policies, could result in enforcement actions or significant penalties or claims, which could, in turn, divert financial and management resources, damage our reputation, inhibit sales, and otherwise adversely affect our business. In addition to the possibility of fines, injunctive relief, lawsuits and other claims, we could be required to fundamentally change our business operations, marketing activities, and practices. Responding to these or other investigations alone can be costly and time-consuming.
Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may materially and adversely impact our ability to conduct our business.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to exercise diligence, disclose and report whether or not our devices contain conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our devices and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our devices contain minerals which are not determined to be conflict-free or if we are unable to alter our devices, processes, or sources of supply to avoid such materials.
Our operating results may be harmed if we are required to collect sales and use or other related taxes for our products in jurisdictions where it has not historically done so.
Taxing jurisdictions, including state, local, and foreign taxing authorities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. While we believe that we are in material compliance with our obligations under applicable taxing regimes, one or more states, localities, or countries may seek to impose additional sales or other tax collection obligations on us, including for past sales by us or our reseller partners. It is possible that we could face sales tax audits and that such audits could result in tax-related liabilities for which it has not accrued. A successful assertion that it should be collecting additional sales or other taxes on our products in jurisdictions where it has not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results.
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
As of December 31, 2023 and 2022, we had gross federal net operating losses of $20.1 million and $20.1 million that are subject to expire at various dates beginning in 2033, and federal net operating losses of $142.4 million and $124.3 million, which have no expiration date and can be used to offset up to 80% of future taxable income in any one tax period, respectively. We also had gross state net operating loss carryforwards of $142.4 million and $103.8 million for the years ended December 31, 2023 and 2022, respectively, which may be available to offset future state taxable income and which begin to expire in 2033. Additionally, we had no gross UK net operating loss carryforwards as of December 31, 2023 and gross UK net operating loss carryforwards of approximately $2.3 million that will not expire as of December 31, 2022. As of December 31, 2023, we had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.6 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2030, respectively. As of December 31, 2022, we had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.6 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2029, respectively.
These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in our equity ownership over a three-year period, the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes as of December 31, 2023 and if a portion of our net operating loss and tax credit carryforwards is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, but that would not be material to the consolidated financial statements for the year ended December 31, 2023. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of a future failure or closure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all, and there is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the Federal Deposit Insurance Corporation will provide access to uninsured funds in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our ability to finance our operations, which, in turn, could adversely affect our business, results of operations, financial position, and liquidity.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to it, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to it when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
We have identified material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023. We may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in a material misstatement of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As described in Part II, Item 9A – Controls and Procedures, of this Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. In addition, we did not design and maintain effective controls in response to the risks of material misstatement, as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. These material weaknesses contributed to the following additional material weaknesses:
•We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including the classification of various accounts in the financial statements and the presentation and disclosure of items in the consolidated statements of cash flows.
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
•We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including segregation of duties, controls to validate reliability of system-generated information used in the controls, controls over the preparation and review of account reconciliations and journal entries, and controls over recording of revenue, receivables, and deferred revenue transactions, completeness and accuracy of accounts payable and accrued liabilities, commissions, equity and share-based compensation, fixed assets, inventory, payroll, income taxes, and cash and investments.
These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earn-out liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract assets, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weaknesses related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statements of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022, as well as the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•In addition to the foregoing, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
We have continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting, internal audit, and IT personnel to bolster our reporting, technical accounting, and IT capabilities. We are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties. We added, and continue to add, finance personnel, including a Chief Financial Officer and a Chief Accounting Officer, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. We have performed a financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting, and have engaged outside consultants to assist with the design and implementation of control activities resulting from the risk assessment. We have designed and implemented additional review and training procedures within our accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting. During each of the three months ended June 30, September 30, and December 31, 2023, we implemented controls related to, among other items, (i) the period-end financial reporting process and the classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual, or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products, the recording of revenue transactions in the appropriate period, (iv) the completeness and accuracy of accounts payable and accrued liabilities, and (v) completeness, accuracy, valuation, and classification of each equivalent and marketable securities. Additionally, we are in the process of designing and implementing controls related to the preparation and review of journal entries and account reconciliations to ensure proper segregation of duties. We are in the process of designing and maintaining formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures. We are in the process of designing and implementing information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. In April 2022, we went live on a new Enterprise Resource Planning ("ERP") system and have implemented, and continue to implement, IT general controls related to the new system.
While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. As disclosed in Part II, Item 9A – Controls and Procedures, of this Annual Report on Form 10-K, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, and our independent registered public accounting firm rendered an adverse opinion on our internal control over financial reporting, as a result of the material weaknesses described above. At this time, we cannot predict the success of our remediation efforts or the outcome of our assessment of such efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could continue to be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, which could further result in loss of investor confidence, a decline in the price of our common stock, delisting of our securities, harm to our reputation and financial condition and/or diversion of financial and management resources from the operation of our business.
Failure to comply with applicable anti-corruption legislation, export controls, economic sanctions and other governmental laws and regulations could result in fines and criminal penalties and materially adversely affect our business, financial condition, and results of operations.
We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the FCPA in the United States, the Bribery Act, and other similar laws in other countries in which we do business. The FCPA prohibits us or any third party acting on our behalf from corruptly promising, authorizing, making, offering, or providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. The FCPA further requires us to keep and maintain books and records that accurately reflect transactions and dispositions of assets and to maintain a system of internal accounting controls. The Bribery Act also prohibits “commercial” bribery not involving foreign officials, facilitation payments, and the receipt of bribes, while providing a defense to a charge of failure to prevent bribery to companies that demonstrate they had in place adequate procedures to prevent bribery. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. Some of the international locations in which we will operate have developing legal systems and may have higher levels of corruption than more developed nations. As a result of doing business in foreign countries, including through reseller partners and agents, we will be exposed to a risk of violating anti-corruption laws.
We are also required to comply with applicable export controls and economic and trade sanctions laws and regulations, such as those administered and enforced by OFAC, the U.S. Department of State, and the U.S. Department of Commerce. Our global operations expose us to the risk of violating or being accused of violating these laws.
Although we have adopted policies and procedures reasonably designed to promote compliance with such laws, there can be no assurance that such policies or procedures will work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, reseller partners, and other third parties who are acting on our behalf with respect to our business. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities and/or officials (including local laws) or export controls and economic and trade sanction laws and regulations, we may be subject to criminal and civil penalties and other remedial measures, which could harm our business, financial condition, results of operations, cash flows, and prospects. In addition, investigations of any actual or alleged violations of such laws or policies related to us could harm our business, financial condition, results of operations, cash flows, and prospects.

Risks Related to Our Common Stock and Warrants
The market price of our common stock and warrants has been highly and may continue to be highly volatile, and you may lose some or all of your investment.
The trading price of our common stock as well as warrants has been highly volatile since their initial listing on the NASDAQ and may continue to fluctuate widely in response to a variety of factors, including the following:
•actual or anticipated fluctuations in our financial condition and results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, high inflation and interest rates, bank failures, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflicts in Europe and the Middle East, and acts of terrorism;
•changes in market valuations of similar companies;
•the impact of a pandemic (such as COVID-19 or variants thereof), epidemic or a similar future outbreak of disease or public health concern on our business;
•competition in our industry, our ability to grow and manage growth profitability, and retain our key employees;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, or regulations or government policies applicable to our business;
•increases in compliance or enforcement inquiries and government inquiries or investigations (such as the ongoing SEC and FTC matters);
•risks related to the organic and inorganic growth of our business and the timing of expected business milestones;
•short sales, hedging, and other derivative transactions involving our common stock; and
•the other factors described in this "Risk Factors" section of this Annual Report on Form 10-K.
Furthermore, short sellers or those that directly or indirectly assist short sellers may attempt to engage in manipulative activity intended to drive down the market price of a target company's stock. We believe we have in the past been the subject of negative public attacks by certain non-governmental entities purporting to be objective media outlets, and while we reviewed the allegations published in their associated reports and believe them to be unsubstantiated and false, we may in the future become subject to similar attacks, which may lead to increased volatility in the price of our common stock.
In addition, the stock market has experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies.

Volatility in our share price could subject us to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition, and results of operations.
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
We evaluated the accounting treatment of our public warrants and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our public warrants each reporting period. The amount of such gains or losses could be material.
Our accounting treatment of the public warrants is based on our current interpretation of the SEC Statement and other related guidance and may change in light of any further interpretive guidance or new guidance, as may be applicable.
Certain of our earn-out shares and founder shares are accounted for as liabilities and the changes in value of such shares could have a material effect on our financial results.
We evaluated the accounting treatment of (i) our earn-out shares and (ii) 4,312,500 shares of NHIC Class B common stock owned by certain NHIC shareholders which were converted into shares of the Company's stock in connection with the Merger, (the "Founder Shares") and determined to classify such shares as liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our earn-out and founder shares each reporting period. The amount of such gains or losses could be material.
Because we do not intend to pay any cash dividends for the foreseeable future, capital appreciation, if any, would be your sole source of gain.
We currently intend to retain any future earnings for the development, operation and expansion of our business and do not intend to declare or pay any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in such shares for the foreseeable future.
Future sales, or the perception of future sales, of common stock by our existing security holders in the public market may cause the market price of our securities to decline.
Future sales of a substantial number of our common stock into the public market, particularly sales by our directors and executive officers or by holders of Founder Shares, or the perception that these sales might occur, could cause the market price of our common stock to decline. The shares held by our directors and executive officers, as well as the Founder Shares that vested at the closing of the Merger may be freely resold in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144. Certain of the Founder Shares are also subject to certain performance-based vesting provisions where 25% of the Founder Shares will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period. In addition, as of December 31, 2023, we had stock options, restricted stock units (“RSUs”), and performance stock units ("PSUs") outstanding that, if fully exercised or vested, would result in the issuance of 33,751,207 shares of our common stock. All of the shares of our common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our plans, are registered for public resale under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants and any such sales could adversely affect the market price of our common stock. We are unable to predict the timing or effect of such sales on the market price of our common stock.
We are no longer an "emerging growth company" or a "smaller reporting company" and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will no longer apply to us.
As of December 31, 2023, we lost our status as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and a “smaller reporting company” as defined under the Exchange Act. As a result, we are no longer entitled to rely on exemptions from certain disclosure and compliance requirements that are applicable to emerging growth companies, including, but not limited to:
•the requirement to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•the requirement that we adopt new or revised accounting standards when they are applicable to public companies, instead of delaying their adoption until they are applicable to private companies; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
Additionally, although we are permitted to continue to provide scaled disclosures permitted for a smaller reporting company through our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, beginning with our first quarterly report on Form 10-Q for the quarter ending March 31, 2024, we will no longer be permitted to rely on exemptions from those requirements that are applicable to smaller reporting companies, including, but not limited to, the requirement that we provide full and more detailed disclosures regarding executive compensation. We expect that the loss of emerging growth company status and smaller reporting company status and compliance with these additional requirements may place a burden on our financial and management resources and increase our accounting, legal, and financial compliance costs associated with corporate governance requirements applicable to us as a public company, including under the rules and regulations of the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, the Securities Act, and the Exchange Act, as well as the Nasdaq rules, and make some activities more time consuming. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified individuals to serve on our board of directors, our board committees or as executive officers. Furthermore, if our additional disclosures in future SEC filings are perceived as insufficient or inadequate by investors or regulatory authorities, the market price of our stock could decline and we could be subject to actions by stockholders or regulatory authorities.

General Risk Factors
Increasing attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting, and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. We may experience pressure to make commitments relating to ESG matters that affect us; however, we may not agree that particular initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles, which may adversely impact our reputation or stakeholder relations. If we do not, or are perceived by stakeholders to not, take sufficient action to respond to ESG matters, we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
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
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contributes to our success and our business may be harmed.
We believe that a critical component to our success has been our mission-driven company culture based on our shared commitment to make the world a safer place to live, work, learn, and play, which we believe fosters innovation, teamwork, passion for customers and focus on execution, and facilitates critical knowledge transfer, knowledge sharing, and professional growth. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop our public company infrastructure and processes, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. Generally Accepted Accounting Principles ("GAAP") are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of such change.
If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts reports. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock, change their opinion, or reduce their target stock price on us, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports about us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") and SOC 2 trust principles on security. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers that includes a diligence and contracting process depending on our assessment of each provider's respective criticality and risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Because our products collect and store visitor and related information and images, domestic and international privacy and cybersecurity concerns, and other laws and regulations, could result in additional costs and liabilities to us or inhibit sales of our products.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee ("Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team, including our Vice President of Cybersecurity and Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Vice President of Cybersecurity and IT has served in that position since 2022, and has extensive experience assessing and managing cybersecurity programs and technology risk. Prior to joining Evolv, our Vice President of Cybersecurity and IT was the Leader of Global Information Security for New Balance.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES
Our corporate headquarters is located in an approximately 49,100 square foot facility that we sublease in Waltham, Massachusetts. Our sublease of this facility expires on October 31, 2024, subject to an option to extend through October 31, 2027 with written notice. Our executive offices are located at 500 Totten Pond Road, 4th Floor, Waltham, MA 02451 under the foregoing sublease. We believe that our office space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. We are not currently engaged in any litigation of a material nature or criminal proceedings.
From time to time, we receive government regulatory inquiries and requests for information relating to our marketing practices and our approach is to be cooperative and educate them about our company and products. For example, the FTC has requested information about certain aspects of our marketing practices. We are complying with the FTC's requests and have been cooperating with them to answer their questions and educate them about our mission. Furthermore, in February 2024, we received a subpoena from the SEC, Division of Enforcement, requesting that we produce certain documents and information, much of which is similar to the documents and information previously requested by the FTC. We are cooperating with the FTC and SEC with respect to the investigations, and there can be no assurance whether there will be further information requests or potential enforcement or litigation, which is necessarily uncertain as of the filing of this Form 10-K. See Part I, Item IA, "Risk Factors - We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business" for additional information.
See also Note 19 (Commitments and Contingencies) to our consolidated financial statements for the year ended December 31, 2023 for additional information.
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
Holders of Records
As of February 28, 2024, there were 152,182,633 issued and outstanding shares of our common stock by approximately 60 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our results of operations for the year ended December 31, 2021, including a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our products have screened over one billion visitors worldwide since our inception. We believe that we have screened more people through advanced systems than any organization other than the TSA. Our customers include many iconic venues across a wide variety of industries including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for purchase and primarily under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $80.4 million and $55.2 million for the years ended December 31, 2023 and 2022, respectively. We generated a net loss of $106.3 million and $86.4 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.
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

General Economic and Market Conditions
We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including the conflicts in Europe and the Middle East; and recessionary trends. See the risk factor titled “Downturns in general economic and market conditions and reductions in spending may reduce demand for our products and services and may impact third parties on which we rely, which could harm our revenue, results of operations, and cash flows, and could make it difficult to predict revenue for a particular period” in Item 1A. Risk Factors of this Annual Report on Form 10-K. While these factors continue to evolve, we plan to remain flexible and optimize our business as appropriate and allocate resources, as necessary.
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
Sales Mix, Pricing, Product Cost and Margins
Historically, we offered our products under either a "pure subscription" sales model, where the customer leases our hardware, or a purchase subscription model, where the customer purchases the hardware from us. In both models, we provide a multi-year security-as-a-service subscription. During 2023, we gradually transitioned away from the purchase subscription model. Accordingly, product revenue as a percentage of total revenue decreased sequentially in each quarter of 2023. Going forward, we only plan to offer the purchase subscription model under limited circumstances. We introduced a new sales model in March 2023, when we entered into the Distribution and License Agreement. Under this arrangement, we have granted a limited, non-exclusive license under our intellectual property rights to Columbia Tech, and Columbia Tech manufactures hardware systems and contracts directly with certain of our resellers to fulfill sales demand where the end-user customer requires the contract to be in form of a hardware purchase. Columbia Tech pays us a hardware license fee for each system manufactured and sold under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. We expect substantially all of our sales in future periods to be made under either the pure subscription model or the distributor licensing model, which would result in an increase in the percentage of revenue recognized over time and a decrease in the percentage of revenue recognized at a point in time.
Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions, primarily within the United States. Pricing may vary by region or vertical market due to market-specific dynamics. As a result, our financial performance depends, in part, on the mix of sales, bookings, and business in different markets during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce cost-effective touchless security screening products to our customers.
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
We derive revenue from (1) subscription arrangements generally accounted for as operating leases, including SaaS and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers either by Evolv or by Columbia Tech pursuant to the Distribution and License Agreement, (4) license fees related to the Distribution and License Agreement, and (5) professional services, including installation, training, and event support. Maintenance consists of preventative maintenance, technical support, bug fixes, and when-and-if available threat updates. Our arrangements are generally noncancelable and nonrefundable after shipment to the customer. Revenue is recognized net of sales tax.
Product Revenue
We derive a portion of our revenue from the sale of our Evolv Express equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We expect product revenue to continue declining as a percentage of our overall revenue as we continue focusing our go-to-market strategy on pure subscription contracts and contracts under our distributor licensing model.
Subscription Revenue
Subscription revenue consists of revenue derived from leasing Evolv Express and Evolv Edge units to our customers. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.
Lease arrangements generally include both lease and non-lease components. The non-lease components relate to (1) distinct services, including professional services, SaaS, and maintenance, and (2) any add-on accessories. Professional services are included in license fees and other revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment lease, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our consolidated statements of operations and comprehensive loss.
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to products sold to customers. Customers generally pay either a quarterly or annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years.
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from our primary third-party manufacturer to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the consolidated statements of operations and comprehensive loss.
Cost of Revenue
We recognize cost of revenue in the same manner that the related revenue is recognized.
Cost of Product Revenue
Cost of product revenue consists primarily of costs paid to our third-party manufacturer and other suppliers, labor costs (including stock-based compensation), and shipping costs.

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
Cost of Service Revenue
Cost of services revenue consists of maintenance costs related to units purchased by customers and an allocated portion of internal-use software amortization expense. Maintenance costs consist primarily of labor (including stock-based compensation), spare parts, shipping costs, field service repair costs, equipment, and supplies.
Cost of License Fee and Other Revenue
Cost of license fees and other revenue consists primarily of internal and third-party costs related to professional services, such as installation, training, and event support.
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
•Mix of sales between our pure subscription, purchase subscription, and distributor licensing sales models;
•Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;
•Our ability to maintain our costs on the components that go into the manufacture of our products; and
•Write-offs of inventory.
We expect our gross margins to fluctuate over time, depending on the factors described above.
Research and Development
Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, and consulting and contractor costs. We expect research and development costs will increase for the year ending December 31, 2024 compared to the year ended December 31, 2023 primarily due to incremental investments in headcount and programs we are making to support our new product development efforts.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will increase for the year ending December 31, 2024 compared to the year ended December 31, 2023 primarily due to an expected increase in customer facing headcount to support higher sales volume.

General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and sales tax contingencies. We expect our general and administrative expenses will remain relatively consistent for the year ending December 31, 2024 compared to the year ended December 31, 2023 as we look to leverage previous investments made in people and processes.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment relates to (i) leased Evolv Edge units and Evolv Express prototype units that are removed from service and retired as we transition our domestic customers to our most current Evolv Express units and (ii) damaged or destroyed leased units.
Interest Expense
Interest expense includes cash interest paid on long-term debt and amortization of deferred financing fees and costs.
Interest Income
Interest income relates to interest earned on money market funds and treasury bills, and interest earned on our lease receivables for our Evolv Express units recognized as sales-type leases.
Loss on Extinguishment of Debt
In December 2022, the Company entered into a loan and security agreement (the "2022 SVB Credit Agreement") with Silicon Valley Bank ("SVB") in order to finance purchases of hardware to be leased to customers. On March 10, 2023, SVB was closed by California state regulators and the FDIC was appointed as receiver. In light of the foregoing, the Company terminated the 2022 SVB Credit Agreement on March 31, 2023. As a result of the termination of the SVB Credit Agreement, the Company incurred a loss on extinguishment of debt.
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
Change in Fair Value of Contingently Issuable Common Stock Liability
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock, referred to as Founder Shares. Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones, and 517,500 Founder Shares were contributed to Give Evolv LLC. The 1,897,500 outstanding contingently issuable common shares are accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
Change in Fair Value of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are currently exercisable and expire in July 2026. We assessed the features of these warrants and determined that they qualify for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss with the offset to additional paid-in capital.

Income Taxes
Our income tax provision consists of an estimate for federal, state, and foreign income taxes based on enacted rates in the jurisdictions in which we operate, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We have historically incurred net operating losses and maintain a full valuation allowance against our deferred tax assets.
Reclassification
During the year ended December 31, 2023, the Company began classifying revenue from professional services, which includes installation, training, and event support, as well as one-time revenue within license fee and other revenue on the consolidated statements of operations and comprehensive loss, whereas the revenue for these services has previously been included in service revenue. Correspondingly, the Company began classifying costs associated with professional services within cost of license fee and other revenue, whereas these costs were previously included in cost of service revenue. These reclassifications were made to align the presentation of professional services with the Company's internal reporting and analysis.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$21,977	$31,985	$(10,008)	(31)%
Subscription revenue	37,247	17,569	19,678	112
Service revenue	16,141	4,331	11,810	273
License fee and other revenue	5,053	1,310	3,743	286
Total revenue	80,418	55,195	25,223	46
Cost of revenue:
Cost of product revenue	26,667	41,575	(14,908)	(36)
Cost of subscription revenue	14,991	7,469	7,522	101
Cost of service revenue	3,982	2,200	1,782	81
Cost of license fee and other revenue	949	2,222	(1,273)	(57)
Total cost of revenue	46,589	53,466	(6,877)	(13)
Gross profit	33,829	1,729	32,100	1,857
Operating expenses:
Research and development	24,455	18,771	5,684	30
Sales and marketing	55,223	46,639	8,584	18
General and administrative	42,091	37,719	4,372	12
Loss from impairment of property and equipment	322	1,161	(839)	(72)
Total operating expenses	122,091	104,290	17,801	17
Loss from operations	(88,262)	(102,561)	14,299	14
Other income (expense), net:
Interest expense	(654)	(712)	58	8
Interest income	6,227	3,165	3,062	97
Other expense, net	(84)	(64)	(20)	(31)
Loss on extinguishment of debt	(626)	—	(626)	*
Change in fair value of contingent earn-out liability	(14,901)	6,988	(21,889)	(313)
Change in fair value of contingently issuable common stock liability	(3,138)	1,872	(5,010)	(268)
Change in fair value of public warrant liability	(4,765)	4,906	(9,671)	(197)
Total other income (expense), net	(17,941)	16,155	(34,096)	(211)
Loss before income taxes	(106,203)	(86,406)	(19,797)	(23)%
Provision for income taxes	(51)	—	(51)	*
Net loss	$(106,254)	$(86,406)	$(19,848)	(23)%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 280 new customers during the year ended December 31, 2023 and 295 new customers during the year ended December 31, 2022, compared to 84 new customer during the year ended December 31, 2021, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our reseller partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
Product revenue	$21,977	$31,985	$(10,008)	(31) %
Cost of product revenue	$26,667	$41,575	$(14,908)	(36) %
Gross profit - Product revenue	$(4,690)	$(9,590)	$4,900	51%
Gross profit margin - Product revenue	(21) %	(30) %	N/A	9%
The decreases in product revenue and cost of product revenue and the increase in gross profit for the year ended December 31, 2023 compared to the year ended December 31, 2022 are primarily due to a gradual transition to pure subscription sales and sales under our distributor licensing model. Cost of product revenue for the year ended December 31, 2023 includes $1.9 million of costs, primarily cancellation fees associated with firm inventory purchase commitments, related to the planned transition of our manufacturing operations to the next generation of the Evolv Express system in 2024.
Subscription Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
Subscription revenue	$37,247	$17,569	$19,678	112%
Cost of subscription revenue	$14,991	$7,469	$7,522	101%
Gross profit - Subscription revenue	$22,256	$10,100	$12,156	120%
Gross profit margin - Subscription revenue	60%	57%	N/A	2%
The increases in subscription revenue, cost of subscription revenue and subscription gross profit are primarily due to growth in our customer base for the year ended December 31, 2023, compared to the year ended December 31, 2022, which was due to a gradual transition to our pure subscription contract model and a higher number of active Evolv Express units deployed under our pure subscription model. Subscription gross profit margin increased slightly as the result of our ability to leverage our fixed costs over a higher revenue base.
Service Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
Service revenue	$16,141	$4,331	$11,810	273%
Cost of service revenue	$3,982	$2,200	$1,782	81%
Gross profit - Service revenue	$12,159	$2,131	$10,028	471%
Gross profit margin - Service revenue	75%	49%	N/A	26%
The increase in service revenue and gross profit is primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from

Columbia Tech, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Service gross profit margin increased primarily as the result of our ability to leverage our fixed costs over a higher revenue base.
License fee and other revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
License fee and other revenue	$5,053	$1,310	$3,743	286%
Cost of license fee and other revenue	$949	$2,222	$(1,273)	(57) %
Gross profit - License fee and other revenue	$4,104	$(912)	$5,016	550%
Gross profit margin - License fee and other revenue	81%	(70) %	N/A	151%
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $3.0 million of license fees earned during the year ended December 31, 2023 under the Distribution and License Agreement which was executed in March 2023, compared to no license fees earned during the year ended December 31, 2022. Professional services, consisting primarily of installation, training, and event support, increased to $1.9 million for the year ended December 31, 2023 compared to $1.0 million for the year ended December 31, 2022, primarily as the result of a higher number of new Express systems deployed during the year ended December 31, 2023 compared to the prior year.
Research and Development Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$16,692	$14,568	$2,124	15%
Materials and prototypes	2,432	652	1,780	273
Professional fees	3,996	2,806	1,190	42
Other	1,335	745	590	79
	$24,455	$18,771	$5,684	30%
The increase in personnel related expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to higher payroll and stock-based compensation expense, which was primarily attributable to increased headcount in connection with new hires in our research and development function. Stock compensation expense was $4.3 million for the year ended December 31, 2023, compared to $4.0 million for the year ended December 31, 2022. Additionally, we experienced an increase in materials and prototype costs due to an increase in design and engineering costs in connection with the development of the next generation of our Evolv Express system. The year-over-year increase in professional fees was primarily due to consulting costs incurred for product development and engineering. The increase in other expense was primarily due to an increase in IT and software subscription costs.

Sales and Marketing Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$40,592	$31,591	$9,001	28%
Advertising and direct marketing	3,575	5,457	-1,882	(34)
Travel and entertainment	5,015	3,327	1,688	51
Professional fees	2,231	1,446	785	54
Other	3,810	4,818	-1,008	(21)
	$55,223	$46,639	$8,584	18%
The increase in personnel related expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to an increase in payroll costs and commissions resulting primarily from new hires in our sales and marketing functions during the year ended December 31, 2023 to support increased sales volume. Stock compensation expense was $9.4 million for the year ended December 31, 2023, compared to $10.0 million for the year ended December 31, 2022. The decrease in advertising and direct marketing expense was primarily attributable to lower spending at trade shows. The increase in travel and entertainment expense was due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased primarily due to an increase in marketing consulting costs. Other expense decreased primarily due to $1.0 million of certain-one-time expenses incurred during the year ended December 31, 2022, including a $0.4 million one-time payment to former employees.
General and Administrative Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
Personnel related (including stock-based compensation)	$23,145	$17,369	$5,776	33%
Professional fees	6,712	8,715	(2,003)	(23)
Insurance costs	3,424	4,514	(1,090)	(24)
Other	8,810	7,121	1,689	24
	$42,091	$37,719	$4,372	12%
The increase in personnel related expenses was due to an increase in payroll costs and stock-based compensation as a result of expanding our administrative team during the year ended December 31, 2023. Stock compensation expense was $9.9 million for the year ended December 31, 2023, compared to $7.6 million for the year ended December 31, 2022. The decrease in professional fees was primarily related to a decrease in outsourced accounting consultancy and audit fees. The decrease in insurance costs was primarily related to a decrease in director and officer insurance premiums. The increase in other expenses was primarily attributable to a $1.0 million increase in IT and software subscription costs, a $0.4 million increase in property taxes, and a $0.3 million increase in the change in the allowance of expected credit losses.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was $0.3 million for the year ended December 31, 2023, compared to $1.2 million for the year ended December 31, 2022, primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in an impairment of the remaining economic value of such units.
Interest Expense and Loss on Extinguishment of Debt
Interest expense remained flat on a year-over-year basis at $0.7 million for the years ended December 31, 2023 and 2022. In March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. The Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write off of $0.3 million of unamortized debt issuance costs.
Interest Income
Interest income of $6.2 million and $3.2 million for the years ended December 31, 2023 and December 31, 2022, respectively, related primarily to interest earned on money market funds, and for the year ended December 31, 2023, accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
The change in fair value of the contingent earn-out liability was $(14.9) million and $7.0 million for the years ended December 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable Common Stock Liability
The change in the fair value of the contingently issuable common stock liability was $(3.1) million and $1.9 million for the years ended December 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Public Warrant Liability
The change in the fair value of the public warrant liability was $(4.8) million and $4.9 million for the years ended December 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments.
Income Taxes

Our effective tax rate (“ETR”) on income before taxes for each of the years ended December 31, 2023 and December 31, 2022 was 0%. For December 31, 2023, the ETR was primarily impacted by the full valuation allowance maintained on the Company’s net deferred tax assets and non-deductible fair value adjustments. For the year ended December 31, 2022, the ETR was primarily impacted by the full valuation allowance maintained on the Company’s net deferred tax assets and non-taxable fair value adjustments. We have provided a valuation allowance for all of our net deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, and general corporate needs. We expect these needs to continue as we develop and grow our business. As of December 31, 2023, we had $118.5 million in cash, cash equivalents, and marketable securities. We incurred a net loss of $106.3 million and $86.4 million for the years ended December 31, 2023 and 2022, respectively. We incurred cash outflows from operating activities of $9.8 million and $74.7 million during the years ended December 31, 2023 and 2022, respectively.
We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with U.S. and multi-national financial institutions and our cash deposits at these institutions exceed Federal Deposit Insurance Corporation insured limits. The Company does not believe it is exposed to any unusual credit risk or deposit concentration risk beyond the ordinary credit risk associated with commercial banking relationships.

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
In December 2022, we entered into the 2022 SVB Credit Agreement in order to finance purchases of hardware to be leased to customers. The 2022 SVB Credit Agreement provided for an initial term loan advance of $30.0 million, which was approximately equivalent to the value of all hardware purchases made to support leasing transactions with our customers through December 21, 2022 (the "SVB Closing Date"), with the opportunity to obtain, within 18 months after the SVB Closing Date, additional term loan advances, subject to the satisfaction of certain conditions, in an aggregate principal amount equal to $20.0 million, (subject to an increase of an additional $25.0 million upon the satisfaction of certain conditions and approval from SVB). The interest rate applicable to the SVB Term Loans was the greater of (a) the Wall Street Journal Prime Rate plus 1.0% or (b) 7.25% per annum. Interest and principal under the SVB Credit Agreement was payable monthly.
On March 31, 2023, following the collapse of SVB, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. The Company has no debt outstanding as of December 31, 2023.
Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of December 31, 2023. We anticipate fulfilling such commitments with our existing cash and cash equivalents, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash, cash equivalents, and marketable securities amounted to $118.5 million as of December 31, 2023.
We are party to a lease agreement for office space for the period from May 1, 2021 through October 31, 2024, with the option to extend through October 31, 2027 with written notice. During the year ended December 31, 2023, we amended the lease agreement to add additional square footage within the same building. The amendment did not impact the term of the lease. We are required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space which is classified as restricted cash, current on the consolidated balance sheet as of December 31, 2023. Total future minimum lease payments under this noncancelable operating lease amount to $1.4 million. See Note 6 to our consolidated financial statements for the year ended December 31, 2023.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(9,801)	$(74,728)
Net cash used in investing activities	(123,113)	(23,881)
Net cash provided by (used in) financing activities	(29,664)	20,510
Effect of exchange rate changes on cash and cash equivalents	(43)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(162,621)	$(78,109)
Operating Activities

	Year Ended December 31,
	2023	2022
Net loss	$(106,254)	$(86,406)
Non-cash expense	59,754	17,331
Changes in operating assets and liabilities	36,699	(5,653)
Net cash used in operating activities	$(9,801)	$(74,728)
Net loss increased to $106.3 million for the year ended December 31, 2023 from $86.4 million for the year ended December 31, 2022 as a result of the factors described in "Results of Operations" above.
Non-cash expenses for the year ended December 31, 2023 were primarily attributable to $24.2 million of stock-based compensation expense, $9.9 million of depreciation and amortization, $1.6 million of write-off of inventory, and $22.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability. Non-cash expenses for the year ended December 31, 2022 were primarily attributable to $22.5 million of stock-based compensation expense, $5.5 million of depreciation and amortization, $1.6 million of write-off of inventory, and $1.2 million of loss from impairment of property and equipment, offset by $13.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability.
Changes in operating assets and liabilities for the year ended December 31, 2023 are primarily related to the following:
•$35.5 million increase in deferred revenue to a higher volume of sales;
•$8.9 million decrease in accounts receivable primarily due to the Company's transition away from the purchase model, under which upfront billings to customers are generally higher; and
•$3.7 million increase in accrued expenses and other current liabilities, related to accrued consulting and professional fees and an accrual for purchase order cancellation fees, offset by
•$6.0 million decrease in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid) due primarily to the timing of vendor payments;
•$2.6 million increase in prepaid expense and other current assets due to an increase in vendor deposits; and
•$2.4 million increase in commission assets due to a higher volume of sales.
Changes in operating assets and liabilities for the year ended December 31, 2022 are primarily related to the following:

•$26.9 million increase in deferred revenue due to a higher volume of sales;
•$7.7 million increase in accounts payable primarily due to amounts payable to the Company's contract manufacturer; offset by
•$25.6 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;

•$8.5 million increase in inventory primarily due to increased production of units to meet customer demand;
•$3.7 million increase in commission assets due to a higher volume of sales; and
•$3.2 million increase in prepaid expenses and other current assets primarily due to deposits paid to the Company's contract manufacturer.
Investing Activities
During the year ended December 31, 2023, cash used in investing activities was $123.1 million, consisting of $69.1 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, $3.5 million for the development of internal-use software and software embedded in products to be sold or leased, and a net $50.7 million outflow related to purchases and redemptions of marketable securities.
During the year ended December 31, 2022, cash used in investing activities was $23.9 million, consisting of $21.5 million for the purchase of property and equipment, primarily related to the purchase of Express units to be leased to customers, and $2.7 million for the development of internal-use software, offset by $0.3 million of proceeds from the sale of property and equipment.
Financing Activities
During the year ended December 31, 2023, cash used in financing activities was $29.7 million, consisting of $1.9 million of proceeds under the 2022 SVB Credit Agreement and $0.7 million of proceeds from the exercise of stock options, offset by $31.9 million related to the full repayment of amounts owed under the 2022 SVB Credit Agreement and a $0.3 million payment of debt issuance costs and a prepayment penalty.
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
Emerging Growth Company Status
Upon the completion of the Merger, we qualified as an "emerging growth company" as defined in the JOBS Act. Effective December 31, 2023, we exited our EGC status and became a "large accelerated filer" as defined in Rule 12b-2 of the Exchange Act. As a result, we may no longer take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards available to EGCs, and we must comply with all financial reporting and compliance requirements applicable to a "large accelerated filer". The effect of the loss of EGC status and the impact of the adoption of new accounting pronouncements is discussed further in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
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

Marketable Securities
Marketable securities are reported at fair value and, at December 31, 2023, are comprised solely of zero coupon U.S. treasury bills with maturities of less than one year that are classified as available-for-sale debt securities. The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company’s assessment indicates that a credit loss exists, the credit loss is measured based on the Company’s best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
Revenue Recognition
We derive revenue from (1) subscription arrangements generally accounted for as operating leases, including SaaS and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers either by Evolv or by Columbia Tech pursuant to the Distribution and License Agreement, (4) license fees under the Distribution and License Agreement, and (5) professional services, including installation, training, and event support. Maintenance consists of preventative maintenance, technical support, bug fixes, and when-and-if available threat updates. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.
Product Revenue
We derive a portion of our revenue from the sale of our Evolv Express equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract.
Subscription Revenue
Subscription revenue is comprised of revenue derived from leasing Evolv Express and Evolv Edge units to our customers. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.
Lease arrangements generally include both lease and non-lease components. The non-lease components relate to (1) distinct services, including professional services, SaaS, and maintenance, and (2) any add-on accessories. Professional services are included in license fees and other revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment lease, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our consolidated statements of operations and comprehensive loss.
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to products sold to a customer. Customers generally pay either a quarterly or annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years.
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from our third-party manufacturer to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration.
Revenue from Reseller Partners
A portion of our revenue is generated by sales in conjunction with our reseller partners. When we transact with a reseller partner, our contractual arrangement is with the reseller partner and not with the end-use customer. Whether we transact with a reseller partner and receive the order from a reseller partner or directly from an end-use customer, our revenue recognition policy and resulting pattern of revenue recognition is the same.
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
The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. As a result of being a private company prior to the Merger, the Company currently lacks sufficient company-specific historical and implied volatility information to solely utilize its own data for purposes of establishing the volatility assumption for use in the Black-Scholes model. Therefore, we estimate our expected share volatility based on a mix of company-specific historical volatility and historical volatility of a publicly traded set of peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.
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
Leases
To determine the residual value estimates and useful life of equipment that we lease to our customers, we are required to make judgments about future events that are subject to risks and uncertainties outside of their control, such as inventory levels of new equipment, changing consumer preferences, new technology and mandatory regulations. We have disciplines related to the management and maintenance of our leased equipment designed to manage the risk associated with the residual values of our revenue generating equipment. We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue generating equipment for the purposes of classifying transactions as operating or sales-type leases and recording depreciation expense. Based on the results of our analysis, we may adjust the estimated residual values and useful lives of individual assets of our revenue generating equipment each year.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relate to our cash, cash equivalents and marketable securities balances. We had cash, cash equivalents, and marketable securities totaling $118.5 million as of December 31, 2023. Cash equivalents are invested primarily in money market funds. Marketable securities are invested in U.S. treasury bills. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. Based upon a sensitivity analysis, a hypothetical 100 basis point increase in interest rates would have increased our interest income by $1.3 million for the year ended December 31, 2023, and a 100 basis point decrease in interest rates would have decreased our interest income by $1.3 million for the year ended December 31, 2023.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe the effects of inflation have had a material impact on our results of operations and financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. We cannot assure that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EVOLV TECHNOLOGIES HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Evolv Technologies Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Evolv Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related the Company not designing and maintaining (i) an effective control environment commensurate with its financial reporting requirements, (ii) effective controls in response to the risks of material misstatement to financial reporting, (iii) effective controls over the period-end financial reporting process, (iv) effective controls to analyze, account for and disclose non-routine, unusual or complex transactions, (v) formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries, and (vi) effective controls over information technology general controls for information systems that are relevant to the preparation of the consolidated financial statements, including program change management, user access, computer operations, and program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Consolidated Financial Statements - Impact of Control Environment, Risk Assessment, and Control Activities Related to Financial Reporting

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) maintaining a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with the Company’s financial reporting requirements, (ii) designing and maintaining controls in response to the risks of material misstatement to financial reporting, (iii) designing and maintaining effective controls over the period-end financial reporting process, (iv) designing and maintaining controls to analyze, account for and disclose non-routine, unusual or complex transactions, (v) designing and maintaining formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries, and (vi) designing and maintaining effective controls over information technology general controls for information systems that are relevant to the preparation of the consolidated financial statements, including program change management, user access, computer operations, and program development.
The principal considerations for our determination that performing procedures relating to the consolidated financial statements – impact of control environment, risk assessment, and control activities related to financial reporting is a critical audit matter are a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to business processes that affect substantially all financial statement account balances and disclosures. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified. These procedures also included (i) evaluating whether segregation of duties was maintained over the preparation and review of account reconciliations and recording of journal entries, (ii) testing the completeness and accuracy of period-end financial reporting, including the classification and presentation of accounts and disclosures; (iii) testing the accounting and disclosures for non-routine, unusual or complex transactions; and (iv) manually testing the completeness and accuracy of system reports or other information generated by the Company’s information systems.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2024
We have served as the Company’s auditor since 2015.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$67,162	$229,783
Restricted cash	275	—
Marketable securities	51,289	—
Accounts receivable, net *	22,611	31,920
Inventory	9,507	10,257
Current portion of contract assets	3,707	2,852
Current portion of commission asset	4,339	3,384
Prepaid expenses and other current assets	16,954	14,388
Total current assets	175,844	292,584
Restricted cash, noncurrent	—	275
Contract assets, noncurrent	451	1,386
Commission asset, noncurrent	7,107	5,655
Property and equipment, net	112,921	44,707
Operating lease right-of-use assets	1,195	1,673
Other assets	1,202	1,835
Total assets	$298,720	$348,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,400	$18,194
Accrued expenses and other current liabilities	15,578	11,545
Current portion of deferred revenue	47,677	18,273
Current portion of long-term debt	—	10,000
Current portion of operating lease liabilities	1,391	1,114
Total current liabilities	82,046	59,126
Deferred revenue, noncurrent	23,813	17,695
Long-term debt, noncurrent	—	19,683
Operating lease liabilities, noncurrent	—	892
Contingent earn-out liability	29,119	14,218
Contingently issuable common stock liability	6,530	3,392
Public warrant liability	10,889	6,124
Total liabilities	152,397	121,130
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at December 31, 2023 and December 31, 2022; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at December 31, 2023 and December 31, 2022, 151,310,080 and 145,204,974 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	444,825	419,190
Accumulated other comprehensive loss	(53)	(10)
Accumulated deficit	(298,464)	(192,210)
Stockholders’ equity	146,323	226,985
Total liabilities and stockholders’ equity	$298,720	$348,115
*Includes related party accounts receivable, net of $1.7 million and $14.6 million as of December 31, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Revenue:
Product revenue	$21,977	$31,985
Subscription revenue	37,247	17,569
Service revenue	16,141	4,331
License fee and other revenue	5,053	1,310
Total revenue *	80,418	55,195
Cost of revenue:
Cost of product revenue	26,667	41,575
Cost of subscription revenue	14,991	7,469
Cost of service revenue	3,982	2,200
Cost of license fee and other revenue	949	2,222
Total cost of revenue	46,589	53,466
Gross profit	33,829	1,729
Operating expenses:
Research and development	24,455	18,771
Sales and marketing	55,223	46,639
General and administrative	42,091	37,719
Loss from impairment of property and equipment	322	1,161
Total operating expenses	122,091	104,290
Loss from operations	(88,262)	(102,561)
Other income (expense), net:
Interest expense	(654)	(712)
Interest income	6,227	3,165
Other expense, net	(84)	(64)
Loss on extinguishment of debt	(626)	—
Change in fair value of contingent earn-out liability	(14,901)	6,988
Change in fair value of contingently issuable common stock liability	(3,138)	1,872
Change in fair value of public warrant liability	(4,765)	4,906
Total other income (expense), net	(17,941)	16,155
Loss before income taxes	(106,203)	(86,406)
Provision for income taxes	(51)	—
Net loss	$(106,254)	$(86,406)

Weighted average common shares outstanding – basic and diluted	149,168,105	143,858,668
Net loss per share - basic and diluted	$(0.71)	$(0.60)

Net loss	$(106,254)	$(86,406)
Other comprehensive loss
Cumulative translation adjustment	(43)	(10)
Total other comprehensive loss	(43)	(10)
Total comprehensive loss	$(106,297)	$(86,416)
*Includes related party revenue of $11.3 million and $13.5 million for the years ended December 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	142,745,021	$14	$396,064	$—	$(105,804)	$290,274
Issuance of common stock upon exercise of stock options	1,894,179	1	827	—	—	828
Issuance of common stock upon vesting of restricted stock units	565,774	—	—	—	—	—
Stock-based compensation cost	—	—	22,299	—	—	22,299
Cumulative translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(86,406)	(86,406)
Balances at December 31, 2022	145,204,974	15	419,190	(10)	(192,210)	226,985
Issuance of common stock upon exercise of stock options	1,735,978	—	668	—	—	668
Issuance of common stock upon vesting of restricted stock units	3,265,155	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,103,973	—	464	—	—	464
Stock-based compensation cost	—	—	24,503	—	—	24,503
Cumulative translation adjustment	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(106,254)	(106,254)
Balances at December 31, 2023	151,310,080	$15	$444,825	$(53)	$(298,464)	$146,323
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(106,254)	$(86,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,932	5,465
Write-off of inventory and change in inventory reserve	1,612	1,582
Adjustment to property and equipment for sales type leases	—	(625)
Loss from impairment of property and equipment	322	1,161
Stock-based compensation	24,151	22,498
Non-cash interest expense	22	55
Accretion of discount on marketable securities	(575)	—
Non-cash lease expense	478	811
Change in allowance for expected credit losses	382	150
Loss on extinguishment of debt	626	—
Change in fair value of earn-out liability	14,901	(6,988)
Change in fair value of contingently issuable common stock	3,138	(1,872)
Change in fair value of public warrant liability	4,765	(4,906)
Changes in operating assets and liabilities
Accounts receivable	8,927	(25,593)
Inventory	(644)	(8,495)
Commission assets	(2,407)	(3,675)
Contract assets	80	639
Other assets	633	(419)
Prepaid expenses and other current assets	(2,566)	(3,174)
Accounts payable	(5,963)	7,661
Deferred revenue	35,522	26,887
Accrued expenses and other current liabilities	3,732	1,462
Operating lease liability	(615)	(946)
Net cash used in operating activities	(9,801)	(74,728)
Cash flows from investing activities:
Development of internal-use software	(3,535)	(2,720)
Purchases of property and equipment	(69,134)	(21,473)
Proceeds from sale of property and equipment	270	312
Purchases of marketable securities	(89,898)	—
Proceeds from maturities of marketable securities	39,184	—
Net cash used in investing activities	(123,113)	(23,881)
Cash flows from financing activities:
Proceeds from exercise of stock options	668	827
Proceeds from long-term debt	1,876	29,683
Repayment of principal on long-term debt	(31,876)	(10,000)
Payment of debt issuance costs and prepayment penalty	(332)	—
Net cash provided by (used in) financing activities	(29,664)	20,510
Effect of exchange rate changes on cash and cash equivalents	(43)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	(162,621)	(78,109)
Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash at beginning of period	230,058	308,167
Cash, cash equivalents and restricted cash at end of period	$67,437	$230,058
Supplemental disclosure of cash flow information
Cash paid for interest	$710	$581
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$218	$—
Capital expenditures incurred but not yet paid	13,322	7,552
Capitalization of stock compensation	516	205
Finback exercise price	464	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$67,162	$229,783
Restricted cash	275	—
Restricted cash, noncurrent	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$67,437	$230,058
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
Risks and uncertainties
There is significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, conflicts in Europe and the Middle East, and foreign currency volatility and their impacts on the Company’s business. If economic conditions were to worsen, the Company’s results of operations, financial condition, and cash flows from operations may be materially and adversely impacted.
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
Reclassifications
During the year ended December 31, 2023, the Company began classifying revenue from professional services, which includes installation, training, and event support, as well as other one-time revenue, within license fee and other revenue on the consolidated statements of operations and comprehensive loss, whereas the revenue for these services has previously been included in service revenue. Correspondingly, the Company began classifying costs associated with professional services within cost of license fee and other revenue, whereas these costs were previously included in cost of service revenue. These reclassifications were made to align the presentation of professional services with the Company's internal reporting and analysis. The reclassifications did not impact total revenue or total cost of revenue for any period. Prior year amounts included in this Annual Report on Form 10-K have been reclassified to conform to the current presentation.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2022, the reclassifications resulted in an increase in license fee and other revenue of $1.3 million and a corresponding decrease in service revenue, as well as in increase in cost of license fee and other revenue of $2.2 million and a corresponding decrease in cost of service revenue.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to calculating the standalone selling price for revenue recognition, the valuation of inventory, the expensing and capitalization of costs associated with internal-use software, stock-based awards, the valuation of the contingent earn-out liability, the valuation of the contingently issuable common stock, and the valuation of the public warrant liability. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Risk of Concentrations of Credit, Significant Customers and Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, marketable securities, and accounts receivable, net. We maintain substantially all of our cash and cash equivalents with U.S. and multi-national financial institutions, and our deposits are generally in excess of federally insured limits. The Company maintains its cash, cash equivalents, restricted cash, and marketable securities with financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue for the years ended December 31, 2023 and December 31, 2022. Each customer shown is a reseller partner of the Company.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Motorola Solutions, Inc.	12.0%	20.9%
Customer A	*	10.1%
Customer B	10.4%	*
	22.4%	31.0%

* Less than 10%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents customers that represent 10% or more of the Company’s accounts receivable, net. Each customer shown is a reseller partner of the Company.

	December 31,
	2023	2022
Motorola Solutions, Inc.	*	39.0%
Customer B	*	16.0%
		55.0%

* Less than 10%
The Company relies on one primary third-party contract manufacturer, Columbia Tech, for the production of our touchless security screening systems. Columbia Tech provides a variety of services including sourcing off-the-shelf components, manufacturing custom components/assemblies, final product assembly and integration, end of line testing and quality assurance per our specifications, material and finished goods inventory, and direct shipping to our customers. We also use a different third-party manufacturer as a second source for the production of a key sensor component used in our systems. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash relates to a letter of credit on the Company’s office lease in Waltham, Massachusetts, all of which is included in restricted cash, current on the consolidated balance sheet as of December 31, 2023. As the letter of credit is reduced, restricted cash is reclassified to cash and cash equivalents.
Marketable Securities
Marketable securities are reported at fair value and, at December 31, 2023, are comprised solely of zero coupon U.S. treasury bills with maturities of less than one year that are classified as available-for-sale debt securities. The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company’s assessment indicates that a credit loss exists, the credit loss is measured based on the Company’s best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
Unrealized gains and losses, net of tax, on marketable securities, if any, are recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Realized net gains and losses on marketable securities, if any, are reflected in interest income in the accompanying consolidated statements of operations and comprehensive loss.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s cash equivalents, restricted cash, marketable securities, derivative liability, contingent earn-out liability, contingently issuable common stock liability and its common stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, net, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a Level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants for the purchase of 14,325,000 shares of common stock at an exercise price of $11.50 (the “Public Warrants”). The Public Warrants are classified as a liability pursuant to ASC 815 – Derivatives and Hedging as the equity derivative scope exception was not met and are measured at fair value, with the changes in fair value reported in earnings as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss with the offset to additional paid in capital.
Leases as a Lessee
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
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the weighted average method. The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, records charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as product cost of revenues in the consolidated statement of operations and comprehensive loss. Any write-down of inventory to net realizable value creates a new cost basis. The Company recorded $1.6 million and $1.6 million in inventory write-offs and change in inventory reserves during the years ended December 31, 2023 and 2022, respectively. Inventory write-offs primarily relate to Edge units and prior generation Express units, as the Company is no longer selling these products, as well as other inventory that was determined to be obsolete or unsellable.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Computers and telecommunications equipment	3 years
Lab equipment	5 years
Software	4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of 7 years or remaining lease term
Leased equipment	4-7 years
Internal-use software	4 years
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
The Company evaluates property and equipment for obsolescence and impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations and comprehensive loss when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company recorded impairment losses of $0.3 million and $1.2 million during the years ended December 31, 2023 and 2022, respectively. These impairment losses related primarily to Edge and Express prototype units that were taken out of service and retired.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We derive revenue from (1) subscription arrangements generally accounted for as operating leases, including SaaS and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers either by Evolv or by Columbia Tech pursuant to the Distribution and License Agreement (as defined below), (4) license fees related to the Distribution and License Agreement (as defined below), and (5) professional services, including installation, training, and event support. Maintenance consists of preventative maintenance, technical support, bug fixes, and when-and-if available threat updates. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.
Distribution and License Agreement
In March 2023, the Company entered into a distributor licensing agreement (the "Distribution and License Agreement") with Columbia Electrical Contractors, Inc. ("Columbia Tech"). Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, which serves as the Company's primary contract manufacturer. Under this arrangement, the Company has granted a license of its intellectual property to Columbia Tech, which contracts directly with certain of the Company's resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment as opposed to lease the equipment. Columbia Tech pays the Company a hardware license fee for each system it manufactures and sells under the agreement. In these instances, the Company still contracts directly with the reseller to provide a multi-year SaaS and maintenance subscription to the end-users.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has assessed whether it operates as the principal or as an agent in relation to the sale of product made by Columbia Tech to the Company's resellers pursuant to the Distribution and License Agreement. The Company considered various factors, including but not limited to, inventory risk, discretion in establishing pricing, and which entity is primarily responsible for fulfillment. Based on an evaluation of the facts and circumstances, the Company concluded that Columbia Tech is the principal in the arrangement. The Company therefore does not recognize revenue in relation to sales of product pursuant to the Distribution and License Agreement, but does recognize revenue in relation to license fees received from Columbia Tech and the SaaS and maintenance subscription contracts, each as further described below.
Product Revenue
The Company derives revenue from the sale of its Evolv Express equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer. Transfer of control occurs when the Company has transferred title and risk of loss and has a present right to payment for the equipment, which follows the terms of each customer contract. Products are predominantly sold with distinct services, which are described in the services section below.
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
The accounting provisions we use to classify transactions as sales-type are: (i) whether the lease transfers ownership of the equipment by the end of the lease term, (ii) whether the lease grants the customer an option to purchase the equipment and the customer is reasonably certain to do so, (iii) whether the lease term is for the major part of the economic life of the underlying equipment, (iv) whether the present value of the lease payments, and any residual value guaranteed by the customer that is not already reflected in the lease payments, is equal to or greater than substantially all of the fair market value of the equipment at the commencement of the lease, and (v) whether the equipment is specific to the customer and of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. Leasing arrangements meeting any of these conditions are accounted for as sales-type leases and revenue attributable to the lease component is recognized in a manner consistent with product revenue and the related equipment is derecognized with the associated expense presented as a cost of revenue. Leasing arrangements that do not meet the criteria for classification as a sales-type lease will be accounted for as a direct-financing lease if the following two conditions are met: (i) the present value of the lease payments, and any residual value guaranteed by the customer that is not already reflected in the lease payments and any other third party unrelated to the Company, is equal to or greater than substantially all of the fair market value of the equipment at the commencement of the lease, and (ii) it is probable that the Company will collect the lease payments and amounts necessary to satisfy a residual value guarantee. Leasing arrangements that do not meet any of the sales-type lease or direct-financing lease classification criteria are accounted for as operating leases and revenue is recognized straight-line over the term of the lease. Historically, nearly all of the Company's equipment leases have been classified as operating leases.
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
Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the equipment over the lease term. The non-lease components relate to (1) distinct services, such as SaaS and maintenance, (2) any add-on accessories, and (3) professional services, including installation, training, and event. Professional services are included in license fees and other revenue, as described below, and add-on accessories are included in product revenue. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operating lease for all underlying asset classes. In the evaluation of whether the lease component (equipment) or the non-lease components associated with the lease component (SaaS and maintenance) is the predominant component, the Company determined that the lease component is predominant as we believe the customer would ascribe more value to the use of the security equipment than that of the SaaS and maintenance services. Therefore, the Company accounts for the combined lease component under ASC 842. The equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in the consolidated statements of operations and comprehensive loss. The professional services represent distinct services provided to customers. These activities are considered separate performance obligations to the customer and therefore are considered non-lease components. As professional services are generally performed prior to lease commencement, the timing and pattern of transfer for these services differ from that of the lease component and are not eligible to be combined.
We exclude from variable payments all lessor costs that are explicitly required to be paid directly by a lessee on behalf of the lessor to a third party.
Professional services are generally billed to the lessee as part of the lease contract billing, according to various contractual terms. Professional services costs incurred by the Company are accounted for as a fulfillment cost and are included in the cost of license fees and other revenue in the consolidated statements of operations and comprehensive loss.
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to products sold to a customer by either the Company or by Columbia Tech pursuant to the Distribution and License Agreement. Customers generally pay either a quarterly or annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically 4 years.
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from our third-party manufacturer to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration.
Revenue from Reseller Partners
A portion of the Company’s revenue is also generated by sales to its reseller partners. When the Company transacts with a reseller partner, its contractual arrangement is with the reseller partner and not with the end-use customer. In these transactions, the reseller partner is considered the customer; the Company has discretion over the pricing to the reseller partner and maintains overall control of the inventory and sales process to the reseller partner. Right of return does not generally exist. Whether the Company transacts with a reseller partner and receives the order from a reseller partner or directly from an end-use customer, its revenue recognition policy and resulting pattern of revenue recognition is the same.
Transaction Price
The transaction price is the amount of consideration that the Company expects to be entitled for providing goods and services under a contract, which includes fixed amounts, and on rare occasions, variable consideration. The Company may also provide discounts to customers which reduce the transaction price. On infrequent occasions, the Company may offer customers the option to purchase additional goods and services at a fixed price. In these circumstances, the Company assesses whether these offers constitute a material right, and if so, the Company would account for the material right as a separate performance obligation. The Company does not normally provide for rights of returns to customers on product sales and, therefore, does not record a provision for returns. Amounts paid or payable to customers, including those related to sponsorship arrangements, are recognized as a reduction of the transaction price, and therefore, of revenue unless the payment is in exchange for a distinct good or service.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Equipment is sold or leased with embedded software, which is considered a single performance obligation. Maintenance, which includes preventative maintenance, future updates, security threat updates, and minor bug fixes on a when-and-if available basis, is considered a single performance obligation. SaaS, which includes data-driven security information and analytics insights, is also considered a performance obligation. Professional services, including installation, training, and event support, are considered separate performance obligations and are included within license fee and other revenue. Any add-on accessories are also considered separate performance obligations and are included in product revenue.
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
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, officers, directors and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The vesting period for stock options is generally four years and the vesting period for restricted stock units is generally three years. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. The Company issues stock-based awards with service-based vesting conditions and records the expense for these awards using the straight-line method. Forfeitures are accounted for as they occur.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to the Merger Agreement, the Company will issue 15,000,000 earn-out shares of the Company’s common stock to Legacy Evolv shareholders and Legacy Evolv Service Providers including employees, officers, directors, and non-employees based on the achievement of certain target share price contingencies and subject to continued employment. The company classifies the share-based compensation arrangement with Legacy Evolv Service Providers as equity on its balance sheet and corresponding stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. As of December 31, 2023, of the total 15,000,000 earn-out shares of the Company’s common stock, 2,115,304 earn-out shares can be earned by the Legacy Evolv Service Providers and are subject to the stock-based compensation guidance. As a condition for Earn-Out Shares being issued to Earn-Out Service Providers, the service provider must be providing services to the Company on the date of the issuance of the shares. If the relationship with the service provider is terminated prior to the issuance of the Earn-Out Shares, the shares will be redistributed to the remaining participants in the Earn-Out Shares.
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
The Company assesses the likelihood that its deferred tax assets will be recovered from future sources of income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by analyzing past operating results, estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
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
The Company evaluates at the end of each reporting period whether some or all the undistributed earnings of its foreign subsidiaries are permanently reinvested. The Company would recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested and will not be permanently reinvested in the future. For the year ended December 31, 2023, the Company had less than $0.1 million in foreign earnings. For the year ended December 31, 2022, the Company had no foreign earnings in any foreign jurisdictions. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders for the impact

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to the extent a denominator adjustment is required. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including the dilutive effect of potential dilutive common shares as determined under the treasury stock method. For purposes of this calculation, outstanding stock options, convertible preferred stock, convertible notes, warrants to purchase common stock, and warrants to purchase preferred stock are considered potential dilutive common shares.
In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.
Recently Adopted Accounting Pronouncements
Becoming a Large Accelerated Filer
Prior to December 31, 2023, the Company qualified as an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012, and elected not to “opt out” of the extended transition related to complying with new or revised accounting standards.
The Company became a large accelerated filer and ceased to qualify as an emerging growth company as of December 31, 2023. The adoption dates discussed below for recently adopted accounting pronouncements reflect the updated transition periods required as a result of becoming a "large accelerated filer" (as defined under Rule 12b-2 of the Exchange Act) as of December 31, 2023. The Company will be required to adopt all future new or revised accounting pronouncements in accordance with applicable public company timelines specified in those accounting pronouncements.
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
Recently Issued Accounting Pronouncements
In July 2023, the FASB issued Accounting Standards Update ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718),” to amend various U.S. Securities Exchange Commission ("SEC") paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements and related disclosures.
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the SEC regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. The Company does not expect this update to have a material impact on the consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.
3. Marketable Securities
Marketable securities as of December 31, 2023 consisted of the following:

	December 31, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$51,289	$—	$51,289
Total marketable securities	$51,289	$—	$51,289
Marketable securities at December 31, 2023 are comprised solely of zero coupon U.S. treasury bills with maturities of less than one year that are classified as available-for-sale debt securities. The Company did not record any unrealized gains or losses on available-for-sale securities for the year ended December 31, 2023. The accretion of discounts on marketable securities is included in interest income on the consolidated statements of operations and comprehensive income. The Company did not have any marketable securities as of December 31, 2022.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,829	$—	$—	$57,829
Treasury bills	—	51,289	—	51,289
	$57,829	$51,289	$—	$109,118
Liabilities:
Contingent earn-out liability	$—	$—	$29,119	$29,119
Contingently issuable common stock liability	—	—	6,530	6,530
Public Warrant liability	10,889	—	—	10,889
	$10,889	$—	$35,649	$46,538

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$149,971	$—	$—	$149,971
	$149,971	$—	$—	$149,971
Liabilities:
Long-term debt including current portion	$—	$29,683	$—	$29,683
Contingent earn-out liability	—	—	14,218	14,218
Contingently issuable common stock liability	—	—	3,392	3,392
Public Warrant liability	6,124	—	—	6,124
	$6,124	$29,683	$17,610	$53,417
Money market funds are included in cash and cash equivalents on the consolidated balance sheets. As of December 31, 2023, all outstanding treasury bills, which totaled $51.3 million, had maturities greater than 3 months and are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
The Company may also value its non-financial assets and liabilities, including items such as inventories and property and equipment, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, and other accrued expenses approximate fair value because of their short maturity.
During each of the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2, and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
closing of the Merger and are remeasured at each reporting period. As of December 31, 2023, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of December 31, 2023 were as follows: 90% expected stock price volatility, a risk-free rate of return of 4.2%, a 25% likelihood of change in control, and a remaining term of 2.2 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2021	$21,206
Change in fair value	(6,988)
Balance at December 31, 2022	$14,218
Change in fair value	14,901
Balance at December 31, 2023	$29,119
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC shareholders owned 4,312,500 Founder Shares. Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC and the remaining 1,897,500 outstanding shares will vest upon the Company achieving certain milestones (see Note 2). The Company’s contingently issuable common stock was recorded at fair value as contingent shares on the closing of the Merger and will be remeasured at each reporting period. As of December 31, 2023, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of December 31, 2023 were as follows: 90% expected stock price volatility, a risk-free rate of return of 4.1%, a 25% likelihood of change in control, and a remaining term of 2.5 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2021	$5,264
Change in fair value	(1,872)
Balance at December 31, 2022	$3,392
Change in fair value	3,138
Balance at December 31, 2023	$6,530
Valuation of Public Warrant Liability
Upon the closing of the Merger, the Company assumed the Public Warrants to purchase shares of the Company’s common stock. The Public Warrants are publicly traded and the initial fair value of the public warrants were based on the closing price as reported by Nasdaq on the date of the Merger and remeasured at each reporting period.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2021	$11,030
Change in fair value	(4,906)
Balance at December 31, 2022	$6,124
Change in fair value	4,765
Balance at December 31, 2023	$10,889
5. Revenue Recognition
Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2023.

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$997	$—	$—	$997
Subscription revenue	56,819	52,188	63,265	172,272
Service revenue	21,255	20,948	24,898	67,101
License fee and other revenue	143	—	—	143
Total revenue	$79,214	$73,136	$88,163	$240,513
The amount of minimum future leases is based on expected income recognition. As of December 31, 2023, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2024	$56,819
2025	52,188
2026	41,088
2027	21,118
Thereafter	1,059
$172,272
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of December 31, 2023 and December 31, 2022, the Company had $3.7 million and $2.9 million in current portion of contract assets and $0.5 million and $1.4 million in contract assets, noncurrent on the consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $19.1 million during the year ended December 31, 2023 that was included in the 2022 deferred revenue balance. The Company recognized revenue of $6.6 million during the year ended December 31, 2022 that was included in the 2021 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2021	$9,074
Revenue recognized in relation to the beginning of the year contract liability balance	(6,632)
Revenue deferred	33,526
Balance at December 31, 2022	$35,968
Revenue recognized in relation to the beginning of the year contract liability balance	(19,104)
Revenue deferred	54,626
Balance at December 31, 2023	$71,490
The following table presents the Company’s components of lease revenue (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Revenue from sales-type leases	$—	$1,123
Interest income on lease receivables	197	224
Lease income - operating leases	37,247	17,569
Total lease revenue	$37,444	$18,916
The revenue from sales-type leases is related to the Evolv Express units where the lease term is for the major part of the economic life of the underlying equipment and is classified as product revenue in the consolidated statements of operations and comprehensive loss. The interest income on lease receivables is classified under interest income in the consolidated statements of operations and comprehensive loss. The lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties were $0.9 million and $0.6 million during the years ended December 31, 2023 and 2022, respectively.
Disaggregated Revenue
The following table presents the Company’s revenue by revenue stream (in thousands). Certain prior period amounts have been reclassified to conform to current period presentation:

	Twelve Months Ended December 31,
	2023	2022
Product revenue	$21,977	$31,985
Leased equipment	37,247	17,569
Service revenue	16,141	4,331
License fees	2,963	—
Professional services and other revenue	2,090	1,310
Total revenue	$80,418	$55,195

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company's revenue by geographical region based on customer location (in thousands):

	Twelve Months Ended December 31,
	2023	2022
United States	$78,556	$53,815
Foreign	1,862	1,380
Total revenue	$80,418	$55,195
Commissions
The Company incurs and pays commissions on product sales. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $11.4 million and $9.0 million as of December 31, 2023 and December 31, 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized commission expense of $5.6 million and $4.1 million, respectively.
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
During the year ended December 31, 2023, the Company donated five Evolv Express units to schools resulting in $0.2 million in general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, the Company donated six Evolv Express units to schools, resulting in $0.2 million in general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss.
6. Leases
Company Headquarters (Waltham, MA)
In April 2021, the Company entered into a sublease agreement for office and storage space for its corporate headquarters located at 500 Totten Pond Road in Waltham, MA. The Company entered into an amendment to the sublease agreement in August 2023 in order to lease additional space within the building. The sublease expires on October 31, 2024. The Company is required to maintain a minimum cash balance of $0.3 million as a security deposit on the space which is classified as restricted cash, current on the consolidated balance sheets. The Company pays for its proportionate share of building operating expenses and taxes that are treated as variable costs and excluded from the measurement of the lease. The sublease grants the Company an option to extend the term for an additional three years at the fair market rent by giving

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the landlord nine months written notice. The Company was not reasonably certain to exercise the option to extend the lease and therefore the extension term was excluded from the measurement of the lease.
Storage Facilities
The Company additionally leases three storage spaces on a month-to-month basis that are classified as short-term leases.
Operating lease cost recognized during the years ended December 31, 2023 and December 31, 2022 was $1.2 million and $1.0 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023 and December 31, 2022 was $1.4 million and $1.1 million, respectively.
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term	0.8 years	1.8 years
Weighted average discount rate	7.75%	6.95%
Future annual lease payments under non-cancelable operating leases as of December 31, 2023 were as follows (in thousands):

Year Ended December 31:
2024	$1,432
2025	—
Total future lease payments	1,432
Less: imputed interest	(41)
Present value of operating lease liability	$1,391
7. Accounts Receivable
Allowance for Expected Credit Losses
Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Expected Credit Losses
December 31, 2021	$(50)
Provisions	(150)
Write-offs, net of recoveries	—
December 31, 2022	$(200)
Provisions	(410)
Write-offs, net of recoveries	28
December 31, 2023	$(582)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$1,869	$2,334
Finished goods	7,638	7,923
Total	$9,507	$10,257
9. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid deposits	$12,177	$9,666
Prepaid subscriptions	1,868	897
Current portion of net investment in sales-type leases	367	337
Prepaid insurance	1,208	2,374
Other	1,334	1,114
Total	$16,954	$14,388
10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computers and telecom equipment	$1,331	$599
Lab equipment	1,171	871
Furniture and fixtures	111	111
Leasehold improvements	566	542
Leased equipment	80,206	35,983
Capitalized software	8,629	4,150
Sales demo equipment	2,758	2,340
Equipment held for lease[1]	32,910	7,826
Construction in progress	2,493	71
	130,175	52,493
Less: Accumulated depreciation and amortization	(17,254)	(7,786)
	$112,921	$44,707

(1) Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of December 31, 2023 and 2022, the net book value of capitalized software was $7.0 million and $3.5 million, respectively. These amounts include $0.7 million and approximately $0.2 million of capitalized stock compensation costs, respectively. Depreciation expense and amortization expense related to property and equipment was $9.9 million and $5.5

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million for the years ended December 31, 2023 and 2022, respectively, which included amortization expense of capitalized software of $1.0 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	December 31,
	2023	2022
Leased equipment	$80,206	$35,983
Accumulated depreciation	(13,283)	(5,802)
Leased equipment, net	$66,923	$30,181
Depreciation expense related to leased units was $8.0 million and $4.3 million during the years ended December 31, 2023 and 2022, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
Loss from impairment of property and equipment was $0.3 million and $1.2 million during the years ended December 31, 2023 and 2022, respectively. This primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in an impairment of the remaining economic value of such units.
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued employee compensation and benefits expense	$7,780	$7,225
Accrued professional services and consulting	1,579	722
Accrued sales tax	1,643	1,680
Purchase order cancellation fees	1,188	—
Other	3,388	1,918
	$15,578	$11,545
12. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
Term loans payable	$—	$30,000
Less: Unamortized discount	—	(317)
	—	29,683
Less: Current portion of long-term debt	—	(10,000)
Long-term debt, net of discount	$—	$19,683
Silicon Valley Bank Term Loan Agreement
In December 2022, the Company entered into a loan and security agreement (the "2022 SVB Credit Agreement") with Silicon Valley Bank ("SVB") in order to finance purchases of hardware to be leased to customers. The 2022 SVB Credit Agreement provided for an initial term loan advance of $30.0 million, which was approximately equivalent to the value of all hardware purchases made to support leasing transactions with the Company's customers through December 21,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022 (the "SVB Closing Date"), with the opportunity to obtain, within 18 months after the SVB Closing Date, additional term loan advances, subject to the satisfaction of certain conditions, in an aggregate principal amount equal to $20.0 million (subject to an increase of an additional $25.0 million upon the satisfaction of certain conditions and approval from SVB). The interest rate applicable to the SVB term loans was the greater of (a) the Wall Street Journal Prime Rate plus 1.0% or (b) 7.25% per annum. Interest and principal under the 2022 SVB Credit Agreement was payable monthly.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Corporation ("FDIC") as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. ("SVBB"), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Federal Reserve Board, the U.S. Treasury Department, and the FDIC. On March 12, 2023, the Federal Reserve Board, the U.S. Treasury Department, and the FDIC announced in a joint statement that all SVB deposits, including both insured and uninsured amounts, would be available in full to account holders. SVB was acquired by First Citizens Bank on March 27, 2023.
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
13. Warrants
As of December 31, 2023 and 2022, warrants to purchase the following classes of common stock outstanding consisted of the following:

December 31, 2023
Warrant Description	Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
Finback Common Stock Warrants (see Note 15)	January 13, 2021	10	Common stock	Equity	1,317,327	$0.42
Public Warrants (see Note 2)	July 16, 2021	5	Common stock	Liability	14,324,893	$11.50
					15,642,220

December 31, 2022
Warrant Description	Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
Finback Common Stock Warrants (see Note 15)	January 13, 2021	10	Common stock	Equity	2,421,200	$0.42
Public Warrants (see Note 2)	July 16, 2021	5	Common stock	Liability	14,324,994	$11.50
					16,746,194

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2023 and 2022, no cash dividends had been declared or paid.
As of December 31, 2023 and 2022, the Company had reserved 80,298,297 and 79,795,376 shares, respectively, of common stock for the exercise of outstanding stock options, vesting of outstanding restricted stock units and performance stock units, vesting of contingent earn-out shares, vesting of contingently issuable common stock, granting of awards under the Company’s 2021 Equity Incentive Plan (see Note 15), and the exercise of outstanding warrants (see Note 13). In addition, as of December 31, 2023 and 2022, the Company had 6,315,248 and 4,863,198 shares, respectively, of common stock available to be issued under the 2021 Employee Stock Purchase Plan (see Note 15).
15. Stock-Based Compensation
2021 Equity Incentive Plan
The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, restricted stock units, performance stock units, and other stock-based awards to employees, officers, directors, and non-employees of the Company. A total of 21,177,295 shares of common stock were initially authorized under the 2021 Plan, subject to annual evergreen increases of up to 5% of total common shares outstanding as of the end of the prior year. As of December 31, 2023, 14,007,370 shares were available for future grant under the 2021 Plan. Shares, units, and options that are expired, forfeited, canceled, or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.
The 2021 Plan is administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the Board of Directors. The exercise prices, vesting, and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Stock options granted to employees, officers, members of the Board of Directors and non-employees vesting terms are determined on an individual basis on the date of grant. Prior to the closing of the Merger, the Company’s Board of Directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. After the closing of the Merger, the fair value of each share of common stock underlying stock-based awards is based on the closing price of our common stock as reported by Nasdaq on the date of grant.
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.2%	1.6%
Expected term (in years)	6.1	6.1
Expected volatility	87.5%	75.0%
Expected dividend yield	0.0%	0.0%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s stock option activity under the 2021 Equity Incentive Plan (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	20,769,130	$0.39
Granted	2,262,925	3.49
Exercised	(1,896,975)	0.43
Forfeited	(710,707)	0.42
Expired	(27,549)	0.42
Outstanding as of December 31, 2022	20,396,824	$0.73
Granted	2,840,421	3.12
Exercised	(1,735,978)	0.38
Forfeited	(1,164,932)	1.72
Expired	(11,807)	0.42
Outstanding as of December 31, 2023	20,324,528	$1.04	6.0	$74,768

Vested and expected to vest as of December 31, 2023	20,324,528	$1.04	6.0	$74,768
Options exercisable as of December 31, 2023	16,114,401	$0.67	5.4	$65,339
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted average grant date fair value of stock options granted was $2.35 and $2.32 during the years ended December 31, 2023 and 2022, respectively. The aggregate intrinsic value of the stock options exercised was $8.7 million and $4.4 million during the years ended December 31, 2023 and 2022, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity under its existing restricted stock unit plan:

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2021	1,951,924	$6.76
Granted	7,613,472	3.26
Vested	(565,774)	6.72
Forfeited	(1,497,677)	5.15
Outstanding as of December 31, 2022	7,501,945	$3.54
Granted	9,477,014	3.48
Vested	(2,833,155)	3.55
Forfeited	(1,099,125)	3.54
Outstanding as of December 31, 2023	13,046,679	$3.49

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2023 and 2022, the aggregate grant-date fair value of restricted stock units issued under the 2021 Plan was $33.0 million and $24.9 million, respectively. RSUs generally vest ratably over a three year period subject to the grantee's continued service through the applicable vesting date. During the year ended December 31, 2023 and 2022, the total fair value of shares vested was $10.1 million and $3.8 million, respectively.
Performance Stock Units
The following table summarizes the Company's performance stock units activity under its existing performance stock units plan:

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	947,000	2.65
Vested	—	—
Forfeited	(83,000)	2.65
Outstanding as of December 31, 2022	864,000	$2.65
Granted	—	—
Vested	(432,000)	2.65
Forfeited	(52,000)	2.67
Outstanding as of December 31, 2023	380,000	$2.64
Based upon the terms of the award agreements and achievement of the performance goal, 50% of the applicable performance stock units vested on January 1, 2023 and 50% on January 1, 2024, subject to the grantee’s continued service through the applicable vesting date.
2021 Employee Stock Purchase Plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 16, 2021. The 2021 ESPP authorizes the initial issuance of up to 3,435,748 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s Board of Directors, employees of a related company. The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2023, 6,315,248 shares of the Company’s common stock were available for future issuance. The Company’s Board of Directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 ESPP during a specific offering period. As of December 31, 2023, no offerings have been approved.
Finback Common Stock Warrants
The Company utilized a Black-Scholes pricing model to determine the grant-date fair value of the Finback Common Stock Warrants. The assumptions used are presented in the following table:

Warrants - Black Scholes
Risk-free interest rate	0.4%
Expected term (in years)	3.0
Expected volatility	23.9%
Expected dividend yield	—%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2021, the Company granted warrants (the "Finback Common Stock Warrants") to purchase 2,552,913 shares of the Company's Class A common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC ("Finback"), a consulting group affiliated with one of the Company's stockholders. The Finback Common Stock Warrants vest upon meeting certain sales criteria as defined in a business development agreement (the "Finback BDA"), which has a term of 3 years. The Finback BDA expired on January 1, 2023, subject to a 1-year "tail period" expiring on January 1, 2024. During the tail period, the Finback Common Stock Warrants will continue to vest related to any sale consummated by the Company for which it is determined Finback provided services prior to January 1, 2023 in furtherance of the sale. The Finback Common Stock Warrants expire in January 2031. The Finback Common Stock Warrants are accounted for under ASC 718 Compensation – Stock Compensation as the warrants vest upon certain performance conditions being met. On the date of issuance, the Finback Common Stock Warrants were valued at $19.5 million.
Upon the closing of the Merger, vested Finback Common Stock Warrants automatically converted into 131,713 shares of the Company’s common stock. As of December 31, 2023, 117,423 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $0.5 million. The remaining 1,199,904 Finback Common Stock Warrants are unvested and have a total unrecognized grant date fair value of $9.1 million. As of December 31, 2023, 1,103,873 of the Finback common stock warrants were exercised. The Company recognizes compensation expense for the Finback Common Stock Warrants when the warrants become vested based on meeting the specified sales criteria. During the years ended December 31, 2023 and 2022, the Company recorded $3.1 million and $4.5 million, respectively, of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$583	$829
Research and development	4,284	4,009
Sales and marketing	9,387	10,038
General and administrative	9,897	7,622
Total stock-based compensation expense	$24,151	$22,498
Stock-based compensation expense by award type recognized in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	$2,925	$1,594
Earn-out shares	2,073	6,499
Warrants	3,147	4,523
RSUs and PSUs	16,006	9,882
Total stock-based compensation expense	$24,151	$22,498
Total unrecognized compensation expense related to stock options and restricted stock units as of December 31, 2023, was $40.8 million, which is expected to be recognized over a weighted average period of 2.1 years. Total unrecognized compensation expense related to earn-out shares associated with the share-based compensation arrangement as of December 31, 2023, was $0.2 million, which is expected to be recognized over a weighted average period of 0.5 years.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Income Taxes
The components of the Company’s loss before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$(106,261)	$(85,760)
Foreign	58	(646)
Loss before income tax provision	$(106,203)	$(86,406)
Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	27	—
Foreign	24	—
Total current income tax expense	$51	$—

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	$—	$—

Total income tax expense	$51	$—

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective tax rate differs from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets and non-deductible fair value adjustments for the years ended December 31, 2023 and 2022. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.4	3.5
Federal and state research and development tax credits	—	(1.2)
Change in fair value of contingent earn-out liability and contingently issuable common stock liability	(4.5)	3.4
Change in valuation allowance	(16.9)	(23.6)
Change in uncertain tax positions	(0.4)	—
Change in tax rate	0.8	(0.1)
Stock-based compensation	(0.6)	(0.2)
Non-deductible compensation	(2.4)	(2.6)
Permanent differences	(0.1)	(0.2)
Other	(0.3)	—
Effective income tax rate	0.0%	0.0%
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$41,541	$36,518
Research and development tax credit carryforwards	3,802	3,836
Capitalized research and development costs	13,043	9,965
Accrued expenses	7,230	6,660
Deferred revenue	18,206	8,884
Lease liability	351	490
Other	1,305	106
Total deferred tax assets	85,478	66,459
Valuation allowance	(82,558)	(64,570)
Total deferred tax assets, net of valuation allowance	2,920	1,889
Deferred tax liabilities:
Depreciation and amortization	(2,601)	(1,464)
Right of use lease asset	(302)	(409)
Other	(17)	(16)
Total deferred tax liabilities	(2,920)	(1,889)
Net deferred tax assets	$—	$—
As of December 31, 2023 and December 31, 2022, the Company had gross federal net operating losses of $20.1 million and $20.1 million that are subject to expire at various dates beginning in 2033, and federal net operating losses of $142.4 million and $124.3 million, which have no expiration date and can be used to offset up to 80% of future taxable income in any one tax period, respectively. The Company also had gross state net operating loss carryforwards of $142.4

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million and $103.8 million for the years ended December 31, 2023 and 2022, respectively, which may be available to offset future state taxable income and which begin to expire in 2033. Additionally, the Company had no UK net operating loss carryforwards as of December 31, 2023 and gross UK net operating loss carryforwards of approximately $2.3 million that will not expire as of December 31, 2022. As of December 31, 2023, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.6 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2030, respectively. As of December 31, 2022, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.6 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2029, respectively.
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
The Company considered the significant negative evidence of its history of cumulative net operating losses incurred since inception, as well as other positive and negative evidence bearing upon its ability to realize the deferred tax assets, and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2023, will be accounted for as follows: approximately $80.0 million will be recognized as a reduction of income tax expense and $2.5 million will be recorded as an increase in equity. The Company reevaluates the positive and negative evidence at each reporting period.
Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and capitalized R&D costs and were as follows (in thousands):

	December 31,
	2023	2022
Valuation allowance as of beginning of year	$64,570	$43,966
Additions charged to provision for income taxes	17,988	20,320
Additions charged to equity	—	332
Currency translation and other	—	(48)
Valuation allowance as of end of year	$82,558	$64,570
The Company accounts for income tax uncertainties in accordance with ASC 740 Income Taxes, which prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest and penalties. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.
The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes) (in thousands):

	December 31,
	2023	2022
Balance at beginning of fiscal year	$—	$—
Gross increases related to prior year tax positions	407	—
Foreign exchange and others	21	—
Balance at end of fiscal year	$428	$—
The Company’s liability for uncertain tax positions as of December 31, 2023, includes $0.4 million related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and non-US jurisdictions, where applicable. The Company is open to future tax examinations in the US under statute from 2020 to the present; however, carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company is also open for future tax examinations under statute from 2021 to the present in the UK. The Company has not received notice of examination in any jurisdictions for any tax year open under statute.
17. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders – basic and diluted	$(106,254)	$(86,406)

Denominator:
Weighted average common shares outstanding - basic and diluted	149,168,105	143,858,668
Net loss per share attributable to common stockholders – basic and diluted	$(0.71)	$(0.60)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2023	2022
Options issued and outstanding	20,324,528	20,396,824
Public Warrants to purchase common stock	14,324,893	14,324,994
Warrants to purchase common stock (Finback)**	1,317,327	2,421,200
Unvested restricted stock units	13,046,679	7,501,945
Unvested performance stock units	380,000	864,000
Earn-out shares*	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500
	66,290,927	62,406,463

*Issuance of Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.
**Includes 117,423 vested warrants and 1,199,904 unvested warrants as of December 31, 2023.
18. Related Party Transactions
Business Development Agreement with Finback
In January 2021, the Company granted the Finback Common Stock Warrants subject to the terms of the Finback BDA, as discussed in Note 15.
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
Original Equipment Manufacturer Partnership Agreement with Motorola Solutions, Inc.
In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. ("Motorola"), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the years ended December 31, 2023 and 2022, revenue from Motorola’s distributor services was $9.6 million and $11.6 million, respectively. As of December 31, 2023 and 2022, accounts receivable related to Motorola’s distributor services were $1.2 million and $12.5 million, respectively.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement with Stanley Black & Decker, an investor in the Company. Stanley Black & Decker's electronic security business was acquired by Securitas AB ("Securitas") in 2023. Securitas, directly or through its affiliates, resells the Company's products. During the years ended December 31, 2023 and 2022, revenue from Stanley Black & Decker’s reseller services was $1.7 million and $1.9 million, respectively. As of December 31, 2023 and 2022, accounts receivable related to Stanley Black & Decker’s reseller services were $0.6 million and $2.2 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.
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
In the ordinary course of business, the Company is subject to regulatory and governmental examinations, information gathering requests, inquiries, and investigations. The FTC has previously requested information about certain aspects of the Company's marketing practices. The Company is cooperating with the investigation and has provided documentation and information responsive to the FTC inquiry. We currently do not expect this investigation to have a material effect on our results of operations, financial condition or liquidity, either individually or in the aggregate.
Further, in February 2024, we received a subpoena from the SEC, Division of Enforcement, requesting that we produce certain documents and information, much of which is similar to the documents and information previously requested by the FTC. We are cooperating and intend to continue to cooperate with the SEC's investigation.
We can offer no assurances as to the outcome of these investigations or their potential effect, if any, on us or our results of operations. There can be no assurance whether there will be further information requests or potential enforcement action or litigation, which is necessarily uncertain.
20. Benefit Plans
The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.3 million matching contributions to the plan during the year ended December 31, 2023. The Company did not make any matching contributions to the plan during the year ended December 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Limitations on effectiveness of controls and procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting as described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an assessment as of December 31, 2023 of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses described below.
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. In addition, we did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. These material weaknesses contributed to the following additional material weaknesses:
•We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including the classification of various accounts in the financial statements and the presentation and disclosure of items in the consolidated statements of cash flows.

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
•We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including segregation of duties, controls to validate reliability of system-generated information used in the controls, controls over the preparation and review of account reconciliations and journal entries, and controls over recording of revenue, receivables, and deferred revenue transactions, completeness and accuracy of accounts payable and accrued liabilities, commissions, equity and share-based compensation, fixed assets, inventory, payroll, income taxes, and cash and investments.
These material weaknesses resulted in audit adjustments and certain immaterial misstatements in the Evolv financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earn-out liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract assets, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020 and 2021. The material weaknesses related to accounting for warrant instruments, the classification of various accounts in the consolidated financial statements and the presentation and disclosure of items in the consolidated statements of cash flows also resulted in the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022, as well as the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•In addition to the foregoing, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation Plan for the Material Weaknesses
We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:
•We have hired additional accounting, internal audit, and IT personnel to bolster our reporting, technical accounting, internal control, and IT capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.

•We added, and continue to add, finance personnel to the organization, including in fiscal 2022 a new Chief Financial Officer and a Chief Accounting Officer, to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our accounting and financial reporting.
•We have performed, and will continue to perform, a financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting. Additionally, we have engaged outside consultants to assist with the design and implementation of control activities resulting from the aforementioned risk assessment.
•We have designed and implemented additional review and training procedures within Evolv's accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting.
•During each of the three months ended June 30, 2023, September 30, 2023, and December 31, 2023, we implemented controls related to, among other items, (i) the period-end financial reporting process and classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual and complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period, (iv) completeness and accuracy of accounts payable and accrued liabilities, and (v) completeness, accuracy, valuation, and classification of cash equivalents and marketable securities.
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
The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.
While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts described in the Remediation Plan for the Material Weaknesses section above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, the following “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
•On December 15, 2023, Anil Chitkara, Chief Growth Officer and Founder, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s common stock until September 6, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information concerning Evolv’s current executive officers as of February 29, 2024 follows. There are no family relationships between any of our executive officers.

Name	Age	Position
Executive Officers:
Peter George	65	President and Chief Executive Officer
Mark Donohue	50	Chief Financial Officer
Jay Muelhoefer	52	Chief Commercial Officer
Anil Chitkara	56	Chief Growth Officer and Founder
Michael Ellenbogen	59	Chief Innovation Officer, Founder, and Director
Non-Employee Directors:
Neil Glat	56	Chairman of the Board
Kevin Charlton	58	Director
David Mounts Gonzales	60	Director
Rajan Naik	51	Director
Merline Saintil	47	Director
Kimberly Sheehy	59	Director
Mark Sullivan	69	Director
Bilal Zuberi	47	Director
Executive Officers
Peter G. George. Peter G. George has served as our President and Chief Executive Officer and director since July 2021. Prior to that, Mr. George served as Chief Executive Officer and President of Legacy Evolv since January 2020. Prior to assuming the role of Chief Executive Officer at Legacy Evolv, Mr. George served as Chief Commercial Officer of Legacy Evolv from February 2019 to December 2019. Prior to joining Legacy Evolv, Mr. George served as President, Chief Executive Officer, and Chairman of Fidelis Cybersecurity, a company focused on threat and data breach detection, from March 2008 to August 2019. Mr. George also served as the Chief Executive Officer of Empow Cybersecurity, a company offering intelligent, Al and natural language processing solutions to reduce false positives during threat detection, from March 2018 to November 2018. Mr. George serves on the Board of Directors of Corero Network Security PLC (LON: CNS), including its Compensation Committee, since January 2019. Mr. George received a Bachelor of Arts degree in History from the College of the Holy Cross in 1981.
Mark Donohue. Mark Donohue has been our Chief Financial Officer since June 2022. Prior to joining the Company, Mr. Donohue, served as Chief Financial Officer of Vestmark, Inc. (“Vestmark”), a provider of SaaS-based portfolio management and trading tools for financial advisors and institutions where he oversaw Vestmark’s Financial Planning, Corporate Development, Accounting, and Investor Relation departments, from August 2018 to May 2022. Prior to his time at Vestmark, Mr. Donohue served at Rapid7, Inc. (“Rapid7”) (NASDAQ: RPD), a provider of security analytics and automation, in several senior roles including Vice President of Finance, Corporate Development, and Treasury & Investor Relations, from February 2016 to August 2018. Before his time at Rapid7, Mr. Donohue held multiple Director level positions at Cisco Systems (NASDAQ: CSCO) in which he was involved in strategy, finance, and business operations and Starent Networks, Corp., in which he was involved in investor relations and treasury roles, and held senior roles at International Data Corporation, Ferris Baker Watts Inc., Teradyne, Inc. (NASDAQ: TER), and Quantum Corporation (NASDAQ: QMCO). He earned a BS in Business Administration & Finance from the University of New Hampshire, and received both his MBA and MS in Finance from Boston College’s Wallace E. Carroll Graduate School of Management.
Jay Muelhoefer. Jay Muelhoefer has been our Chief Commercial Officer since October 2023. Prior to that, Mr. Muelhoefer served as Chief Marketing Officer for Kinaxis (TSX: KXS), a leading SaaS-based supply chain management applications provider focused on planning and execution for digital transformation, sustainability, and resiliency using Al and advanced analytics, from 2018 to 2023. Prior to joining Kin axis, Mr. Muelhoefer served as Chief Marketing Officer at lntralinks (NYSE: IL), a global provider of enterprise SaaS solutions for secure content sharing, collaboration, and work lifecycle management. Before that, he spent two years at IBM (NYSE: IBM) where he served as Global Executive Director and led global go-to market efforts for Software Defined Data Center initiatives spanning analytics, big data, high performance computing, and cloud technologies. Earlier in his career, Mr. Muelhoefer held various executive leadership roles spanning sales, channel, marketing, strategy and general management at Platform Computing (acquired by IBM), PTC (NYSE: PTC) and Booz Allen Hamilton (NYSE:BAH). Mr. Muelhoefer earned an MBA from Harvard Business School and holds both a Master's Degree and Bachelor's Degree in Mechanical Engineering from the Massachusetts Institute of Technology.
Anil R. Chitkara. Anil R. Chitkara has been our Chief Growth Officer since April 2022, and previously served as Head of Corporate Development since July 2021. Prior to that, Mr. Chitkara co-founded Legacy Evolv with Michael Philip Ellenbogen in July 2013, serving in a variety of roles focused on building the business. Before co-founding Legacy Evolv, Mr. Chitkara was the Senior Vice President, Market Development for Oco, Inc., a business analytics software provider that was subsequently acquired by Deloitte, from January 2007 to June 2011. Prior to joining Oco, Inc., Mr. Chitkara was the Vice President of Parametric Technology Corporation, a company currently offering a variety of augmented reality, industrial IoT, PLM and CAD solutions, from May 2001 to January 2007. Mr. Chitkara received a Bachelor of Science degree in Business Administration from Boston University in 1989 and a Master of Business Administration degree from the Tuck School of Business at Dartmouth College in 1994.
Michael Philip Ellenbogen. Michael Philip Ellenbogen has been our Chief Innovation Officer and a director since July 2021. Prior to that, Mr. Ellenbogen co-founded Legacy Evolv with Anil R. Chitkara in July 2013 and served as Legacy Evolv’s Head of Advanced Technology since January 2020. Prior to that, Mr. Ellenbogen served as the Legacy Evolv’s Chief Executive Officer from August 2013 to January 2020. Prior to co-founding Evolv, Mr. Ellenbogen was the founder, President and Chief Executive Officer of Reveal Imaging Technologies, an X-ray imaging systems company focusing on automated explosives detection, from 2002 to 2010. Prior to joining Reveal, Mr. Ellenbogen was the Vice President of Research & Development and Business Development of PerkinElmer Detection Systems, a provider of X-ray-based security technologies, from 1994 to 2002. During his 25-plus year career in the security industry, Mr. Ellenbogen has proven his expertise in product and business development, as well as stakeholder value creation. In addition, Mr. Ellenbogen is an inventor with over 20 awarded patents. Mr. Ellenbogen received a Bachelor of Arts degree in Physics from Colgate University in 1986.
Non-Employee Directors
Neil Glat. Neil Glat has been a director on our Board since July 2021 and Chairman of our Board since November 2023. He was appointed in December 2021 as Co-President, Americas for SPORTFIVE, a global sports, entertainment, and marketing agency and operated in that role until February 2024. From September 2019 to Present, Mr. Glat has been the Managing Member of NG Strategies, LLC and has been serving on advisory boards and providing strategic advice to sports, media, and technology businesses. From April 2012 through August 2019, Mr. Glat served as President of the New York Jets, and, from September 2019 to March 2020, he was a Senior Advisor to the New York Jets. Prior to that, Mr. Glat was a senior executive at the National Football League for 15 years, where he oversaw corporate development and strategy, and has previous experience in management consulting at McKinsey & Company and investment banking at Dillon, Read & Co. Mr. Glat is currently a Senior Advisor for Arctos Sports Partners, a private equity platform focused on the professional sports industry. He also is on the Board of ASM Global, a privately-held company which is the world’s largest stadium, arena, convention center, and venue management company and which was formed by the merger of SMG and AEG Facilities. Mr. Glat previously served on the board of NewHold Investment Corp. I, a publicly-traded SPAC, from July 2020 to July 2021. In addition, Mr. Glat serves on many philanthropic boards. Mr. Glat has extensive operating and strategic experience in sports, entertainment, media, and hospitality. During his more than 25 years in combined tenures at the New York Jets, the National Football League, SPORTFIVE, and professional service firms, Mr. Glat has consistently focused on, among other things, driving revenue growth, increasing consumer engagement, identifying new businesses, encouraging innovation, developing forward-looking strategies, and executing strategic transactions and deals. Mr. Glat earned a Bachelor of Sciences in Economics from The Wharton School at the University of Pennsylvania and a JD from Harvard Law School. We believe that Mr. Glat is qualified to serve on Evolv’s Board based on his experience in sports (in particular with professional sports franchises) and related industries and the leadership roles he has had.
Kevin Charlton. Kevin Charlton has been a director on our Board since July 2021 and also serves as Chairman of Give Evolv LLC. He previously served as the Chief Executive Officer of NewHold Investment Company, the special purpose acquisition corporation that merged with Evolv in 2021. Mr. Charlton has been the Co-Chairman of NewHold

Enterprises LLC since 2017 and has spent more than 20 years in private equity. Prior to NewHold, Mr. Charlton was with JPMorgan (NYSE: JPM), Investcorp, and Macquarie (ASX: MQG). Mr. Charlton has served on more than 25 Boards of Directors in all relevant roles, and in almost all cases as Chairman or Lead Director on behalf of the majority owner. Prior to his career in private equity, Mr. Charlton was with McKinsey and Company in New York and NASA Headquarters in Washington, DC. Mr. Charlton currently serves as Chairman of American AllWaste LLC since May 2018; and serves on the Boards of Macro Energy LLC, a high efficiency lighting company and F&S Tools, a high-end tooling manufacturer. In addition, from January 2014 through October 2019, Mr. Charlton served in various roles for Hennessy Capital Acquisition Corp I, II, and III, including as President, Chief Operating Officer, and Vice Chairman. Mr. Charlton received his Bachelor’s degree in Aerospace Engineering cum laude from Princeton University in 1988, his Master of Science in Aerospace Engineering with Distinction from the University of Michigan in 1990, and his Master of Business Administration with Honors from the Kellogg School at Northwestern University in 1995. We believe that Mr. Charlton is qualified to serve on Evolv’s Board based on his broad private equity and public company experience.
David Mounts Gonzales. David Mounts Gonzales has been a director on our Board since November 2023. He retired from Inmar Intelligence, Inc. (“Inmar”) in April 2022 and completed 6 months of transition, leaving Inmar in October 2022. He joined Inmar as Chief Executive Officer in April 2010 and assumed the additional role of Chairman in February 2014. During his tenure he transformed Inmar from a small business service company to a market leading data platform and software business for nearly 20,000 retail and healthcare companies. Mr. Mounts Gonzales is currently a managing partner at Aero X Ventures, a venture fund focused on Advanced Air Mobility. Prior to joining Inmar, Mr. Mounts Gonzales served as Executive Vice President of Supply Chain for Domino’s Pizza, Inc. (“Domino’s”) from October 2007 to April 2010. He also served as Domino’s Chief Financial Officer from 2005 to 2007. Mr. Mounts Gonzales was part of the leadership team that transformed Domino's product taste, e-commerce, and supply chain. Prior to Domino’s, Mr. Mounts Gonzales held several positions of increasing seniority during his 23-year tenure at UPS, which he joined in July 1983. Mr. Mounts Gonzales holds an MBA from The Wharton School, University of Pennsylvania, and a Bachelor of Science from University of Nevada, Las Vegas. Mr. Mounts Gonzales previously served on the boards of Papa Murphy’s Holdings, Inc. from 2014 to 2019 and Inmar Intelligence, Inc. from 2010 to 2022. He was past Chairman of the Wharton Alumni Executive Board and currently serves on the Wharton Graduate Executive Board, the Elliott Aviation Board, and is an Advisor to Corridor Capital. He previously served on the Board of Visitors for the Wake Forest University School of Business, and is a founding member of the Advisory Board for Wake Forest Innovation Quarter. The Company believes that Mr. Mounts Gonzales is qualified to serve on the Board based on his broad experience and the executive leadership roles he has held.
Rajan Naik. Rajan Naik, Ph.D., has been a director on our Board since November 2023. He has served as senior vice president, Strategy & Ventures, for Motorola Solutions, Inc. (NYSE: MSI) since 2016. He is responsible for the corporate strategy organization, mergers and acquisitions, venture capital portfolio and competitive and market intelligence. Prior to joining Motorola, Dr. Naik was senior vice president and chief strategy officer at Advanced Micro Devices and before that was a partner in the technology practice at McKinsey & Company. Dr. Naik has served on the board of directors for CSG Systems International Inc. (Nasdaq: CSG) since August 2018. He earned a bachelor's degree in engineering from Cornell University and a doctorate in engineering from the Massachusetts Institute of Technology. The Company believes Dr. Naik is qualified to serve on the Board based on his broad experience in strategy and technology as well as extensive M&A experience having led over 30 acquisitions in the safety and security industry.
Merline Saintil. Merline Saintil has been a director on our Board since July 2021. Ms. Saintil has served as a technology and business executive at Fortune 500 and privately-held companies, including Intuit, Yahoo, PayPal, Adobe, Joyent, and Sun Microsystems. From 2019 to 2020, she was the Chief Operating Officer, R&D-IT of Change Healthcare Inc. Prior to that, Ms. Saintil held the position of Head of Operations, Product & Technology with Intuit Inc. from November 2014 until August 2018. Ms. Saintil has served on the Boards of Directors of TD Synnex Corp. (NYSE: SNX) since 2021, Rocket Lab USA, Inc. (NASDAQ: RKLB) since 2021, Symbotic Inc. (NASDAQ: SYM) since 2021, GitLab Inc. (NASDAQ: GTLB) since 2020, Lightspeed Commerce Inc. (NYSE: LSPD) from 2020 to 2022, ShotSpotter Inc. (NASDAQ: SSTI) from 2019 to 2021, Banner Corporation (NASDAQ: BANR) from 2017 to 2022, and Alkami Technology, Inc. (NASDAQ: ALKT) from 2010 to 2022. She is a member of the Audit Committee at TD Synnex. She is the Chair of the Compensation Committee at Rocket Lab and member of the Compensation Committee at Gitlab. She is the Chair of the Nominating and Corporate Governance Committee at Symbotic. Ms. Saintil has received numerous accolades during her career, most recently being named Women lnc.'s 2019 Most Influential Corporate Board Director. In prior years, she was ranked one of the Most Powerful Women Engineers in the World by Business Insider magazine, she was recognized as a Women of Influence 2017 by Silicon Valley Business Journal and she has earned a Lifetime Achievement Award from Girls in Tech. She is certified in Cybersecurity Oversight by the National Association of Corporate Directors and the Carnegie Mellon Software Engineering Institute. Ms. Saintil earned a Bachelor of Science degree in Computer

Science from Florida A&M University in 1998 and a Master of Science degree in Software Engineering Management from Carnegie Mellon University in 2005, and has completed Stanford Directors' College and Harvard Business School's executive education program. We believe Ms. Saintil is qualified to serve on Evolv's Board based on her broad corporate background and service on the boards of directors of technology public companies. Our Board of Directors do not believe that Ms. Saintil's outside boards (5 in total, including Evolv's Board) or other commitments limit her ability to devote sufficient time and attention to her duties as a director of the Company. Ms. Saintil has demonstrated that she has effectively balanced her responsibilities of serving on the Board of Directors.
Kimberly Sheehy. Kimberly Sheehy has been a director on our Board since July 2021. From March 2019 to May 2020, she was the Chief Financial Officer of ResMan LLC, a privately-owned software company providing software solutions to multi-family residential property managers. Previously, from April 2018 to March 2019, she served as Chief Financial Officer of Lori's Gifts, Inc., a privately-owned retail company serving hospitals throughout the United States. From November 2015 to October 2017, Ms. Sheehy served as the Chief Financial Officer of StackPath, LLC, an edge computing platform provider, and from November 2012 to October 2015, Ms. Sheehy served as Chief Financial & Administrative Officer of CyrusOne Inc. (NASDAQ: CONE), a public high-growth real estate investment trust specializing in engineering, building and managing data center properties. She has also held various senior roles at Cincinnati Bell Inc. Ms. Sheehy serves on the Board of Directors of Shift Technologies Inc. (Nasdaq: SFT) and the Board of Directors and as the Chair of the Audit Committee and member of the Compensation Committee and Nominating and Corporate Governance Committee of CVB Financial Corp (NASDAQ: CVBF). In addition, Ms. Sheehy has been a Certified Public Accountant since 1990. Ms. Sheehy earned a Bachelor of Science degree in accounting from the University of Cincinnati in 1989. We believe that Ms. Sheehy is qualified to serve on Evolv's board based on her extensive executive, managerial, accounting and public company experience.
Mark Sullivan. Mark Sullivan has been a director on our Board since July 2021. Since January 2018, Mr. Sullivan has been the owner of Mark Sullivan Consulting in St. Petersburg Beach, Florida. Prior to that, Mr. Sullivan was a Principal at Global Security and Innovative Strategies from February 2013 to December 2017. Before entering the private sector, Mr. Sullivan was a federal agent for 35 years, 30 years as a special agent with the U.S. Secret Service, serving in a variety of leadership roles. He was appointed Director of the Secret Service by the President in May 2006 and served in that position until February 2013. Mr. Sullivan served on the Board of Directors of Command Security Corporation (now known as Prosegur Compania de Seguridad SA (BME:PSG)), a full-service security solutions company, from July 2013 to January 2019. Mr. Sullivan received his Bachelor of Science degree in Criminal Justice from St. Anselm College in 1977. We believe Mr. Sullivan is qualified to serve on Evolv’s Board based on his experience working in security services, both in the public and private sectors.
Bilal Zuberi. Bilal Zuberi has been a director on our Board since July 2021. Since May 2013, Mr. Zuberi has been a partner at Lux Capital, a firm that invests in technology start-ups. At Lux Capital, Mr. Zuberi has led Lux’s investments in Applied Intuition, OpenSpace, Saildrone, Nozomi Networks, DesktopMetal (NYSE: DM), Zededa, Ironclad, Aurora Solar, Fiddler, Commure, Copia Automation, Cloaked, Kinetic Automation, Happiest Baby, Lumafield, Paradigm Inc, and Tendo. Prior to joining Lux Capital, Mr. Zuberi was a principal at General Catalyst Partners from October 2008 to May 2013, where he led the firm’s investments in deep tech, including energy, robotics, medtech, and hardware and software systems. Before becoming an investor, he co-founded GEO2 Technologies in January 2004. Earlier in his career, Mr. Zuberi was a management consultant at The Boston Consulting Group from September 2003 to May 2004, where he advised management teams in complex business and strategy issues. Mr. Zuberi is a member of the Advisory Board of the Lemelson Foundation and has served on the boards of multiple private companies, including serving as a member of certain of such companies’ audit and compensation committees. Mr. Zuberi has also served as a member of Desktop Metal Inc.’s (NYSE: DM) Board of Directors and Audit Committee since December 2020. Mr. Zuberi received a Bachelor of Science degree in Chemistry from The College of Wooster in 1998 and a Ph.D. in Physical Chemistry (with a focus in materials and analytical chemistry) from the Massachusetts Institute of Technology in 2003. We believe Mr. Zuberi is qualified to serve on Evolv’s Board based on his experience working with physical infrastructure and technology companies.
Code of Business Conduct and Ethics
We have a written Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on our website, www.evovltechnology.com, in the “Investor Relations” section under “Governance.” In addition, we intend to post on our website all disclosures that are required by law or the rules of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics. We granted no waivers in fiscal 2023.
The remaining information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, which information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION
The information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2023)

Plan category:		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (6)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (2)
Equity compensation plans approved by security holders	(1)	33,751,207	$1.04	20,322,618
Restricted Stock Units	(3)	13,046,679	N/A	14,007,370
Performance Stock Units	(4)	380,000	N/A	14,007,370
Options to Purchase Common Stock	(5)	20,324,528	$1.04	14,007,370
Equity compensation plans not approved by security holders		—	N/A	N/A

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
(3)Consists of 77,270 outstanding restricted stock units under the 2013 Plan and 12,969,409 outstanding restricted stock units under the 2021 Plan.
(4)Consists of 380,000 outstanding performance stock units under the 2021 Plan.
(5)Consists of 15,749,244 outstanding options to purchase shares of common stock under the 2013 Plan and 4,575,284 outstanding options to purchase shares of common stock under the 2021 Plan.
(6)As of December 31, 2023, the weighted-average exercise price of outstanding options under the 2013 Plan was $0.39, and the weighted-average exercise price of outstanding options under the 2021 Plan was $3.29.
The remaining information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
The information required by this item will appear in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The following documents are included in Item 8, Financial Statements and Supplementary Data, attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger dated as of March 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.1	March 8, 2021
2.2	First Amendment to Agreement and Plan of Merger dated June 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.2	July 22, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	Form 10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws.	Form 8-K	001-39417	3.1	January 31, 2024
4.1	Specimen Class A Common Stock Certificate of Evolv Technologies Holdings, Inc.	Form S-4/A	333-255017	4.4	June 9, 2021
4.2	Specimen Warrant Certificate of the Registrant	Form S-1/A	333-233299	4.3	July 27, 2020
4.3	Warrant Agreement, dated July 30, 2020, by and between Continental Stock Transfer & Trust Company and NewHold Investment Corp.	Form S-1/A	333-233299	4.4	July 27, 2020
4.4	Description of registered securities	Form 10-K	001-39417	4.4	March 28, 2022
10.1	Sponsor Support Agreement, dated March 5, 2021, by and among NewHold Investment Corp. and the Sponsor.	Form 8-K	001-39417	10.1	March 8, 2021
10.2	Letter Agreement, dated March 5, 2021, by and among NewHold Industrial Technology Holdings LLC, Evolv Technologies, Inc., NewHold Investment Corp. and certain other parties thereto.	Form 8-K	001-39417	10.2	March 8, 2021

10.3	Stockholder Agreement dated as of March 5, 2021 by and between NewHold Investment Corp. and Motorola Solutions, Inc.	Form 8-K	001-39417	10.4	March 8, 2021
10.4#	Form of Indemnification Agreement.	Form S-4/A	333-255017	10.10	June 9, 2021
10.5#	Amended and Restated Executive Employment Agreement between Evolv Technologies, Inc. and Peter George.	Form S-4/A	333-255017	10.11	June 9, 2021
10.6#	Executive Employment Agreement between Evolv Technologies, Inc. and Anil R. Chitkara.	Form S-4/A	333-255017	10.12	June 9, 2021
10.7#	Executive Employment Agreement, between Evolv Technologies, Inc. and Mark Donohue	Form 8-K	001-39417	10.1	May 19, 2022
10.8#	Evolv Technologies Holdings, Inc. 2021 Incentive Award Plan.	Form S-8	333-259961	99.1	September 21, 2021
10.9#	Evolv Technologies Holdings, Inc. 2021 Employee Stock Purchase Plan.	Form S-8	333-259961	99.2	September 21, 2021
10.10#	Amended and Restated Registration Rights Agreement by and among NewHold, Evolv and certain stockholders.	Form 10-K	001-39417	10.9	March 24, 2023
10.11#	Form of Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 15, 2021
10.12#	Form of Option Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 9, 2022
10.13#	Evolv Technologies, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.	Form S-8	333-259961	99.3	September 21, 2021
10.14#	Evolv Technologies Holdings, Inc. Executive Officer Performance Bonus Plan	Form 8-K	001-39417	10.1	March 2, 2023
10.15#	Evolv Technologies Holdings, Inc. Severance and Change in Control Plan	Form 8-K	001-39417	10.1	October 31, 2022
10.16#	Amended Non-Employee Director Compensation Policy	Form 10-Q	001-39417	10.1	November 9, 2023
21.1	List of Subsidiaries.					*
23.1	Consent of PricewaterhouseCoopers LLP.					*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97#	Policy for Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLV TECHNOLOGIES HOLDINGS, INC.

Date: February 29, 2024	By:	/s/ Mark Donohue
Mark Donohue
Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter George	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Peter George

/s/ Mark Donohue	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Mark Donohue

/s/ Neil Glat	Chairman of the Board	February 29, 2024
Neil Glat

/s/ Kevin Charlton	Director	February 29, 2024
Kevin Charlton

/s/ Michael Ellenbogen	Director	February 29, 2024
Michael Ellenbogen

/s/ David Mounts Gonzales	Director	February 29, 2024
David Mounts Gonzales

/s/ Rajan Naik	Director	February 29, 2024
Rajan Naik

/s/ Merline Saintil	Director	February 29, 2024
Merline Saintil

/s/ Kimberly Sheehy	Director	February 29, 2024
Kimberly Sheehy

/s/ Mark Sullivan	Director	February 29, 2024
Mark Sullivan

/s/ Bilal Zuberi	Director	February 29, 2024
Bilal Zuberi