Form 10-Q
period 2024-03-31
Evolv Technologies Holdings, Inc.
filed 2024-05-09
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2024, there were 156,086,596 shares of Class A common stock, par value $0.0001 per share, outstanding.

i

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our relationship with significant manufacturers and suppliers, our ability to obtain new customers and retain existing customers, existing and prospective products, research and development costs, the potential benefits of our transition to a pure subscription model, timing and likelihood of success, macroeconomic and market trends, the impact of government regulations that we are subject to, our expectations regarding outcomes and impact of any legal proceedings, government investigation, or enforcement action (such as the current investigations by the FTC and the SEC), and plans and objectives of management for future operations and results, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements though not all forward-looking statements use these words or expressions.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation risks relating to our history of losses and ability to reach profitability; our reliance on reseller partners to generate a growing portion of our revenue; expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures; the Company’s reliance on third party contract manufacturing and distribution, and a global supply chain; the Company recognizes a substantial portion of its revenue ratably over the term of its agreements, and, as a result, downturns or upturns in sales may not be immediately reflected in its operating results; the rate of innovation required to maintain competitiveness in the markets in which the Company competes; the competitiveness of the market in which the Company competes; the failure of our products to detect threats could result in injury or loss of life, which could harm our brand, reputation, and results of operations; the loss of designation of our Evolv Express® system as a Qualified Anti-Terrorism Technology under the Homeland Security SAFETY Act; risks related to our business model, which is predicated, in part, on building a customer base that will generate a recurring stream of revenues through the sale of our subscription contracts; the ability for the Company to obtain, maintain, protect and enforce the Company’s intellectual property rights and use of “open source” software; the concentration of the Company’s revenues on a single solution; the Company’s ability to timely design, produce and launch its solutions, the Company’s ability to invest in growth initiatives and pursue acquisition opportunities; the limited liquidity and trading of the Company’s securities; risks related to existing and changing tax laws; geopolitical risk and changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; operational risk; risks related to material weaknesses in our internal control over financial reporting and our remediation plans; risks related to increasing attention to and evolving expectations for, environmental, social, and governance initiatives; the impact of fluctuating general economic and market conditions and reductions in spending; the need for additional capital to support business growth, which might not be available on acceptable terms, if at all; and litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on resources; and other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as any such factors may be updated from time to time in its other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect.
ii

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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$44,596	$67,162
Restricted cash	—	275
Marketable securities	36,415	51,289
Accounts receivable, net *	22,030	22,611
Inventory	11,007	9,507
Current portion of contract assets	2,538	3,707
Current portion of commission asset	4,516	4,339
Prepaid expenses and other current assets	20,700	16,954
Total current assets	141,802	175,844
Restricted cash, noncurrent	275	—
Contract assets, noncurrent	307	451
Commission asset, noncurrent	7,000	7,107
Property and equipment, net	129,342	112,921
Operating lease right-of-use assets	2,535	1,195
Other assets	999	1,202
Total assets	$282,260	$298,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,584	$17,400
Accrued expenses and other current liabilities	13,712	15,578
Current portion of deferred revenue	48,913	47,677
Current portion of operating lease liabilities	1,713	1,391
Total current liabilities	79,922	82,046
Deferred revenue, noncurrent	22,808	23,813
Operating lease liabilities, noncurrent	980	—
Contingent earn-out liability	22,220	29,119
Contingently issuable common stock liability	6,003	6,530
Public warrant liability	8,738	10,889
Total liabilities	140,671	152,397
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 155,356,947 and 151,310,080 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	16	15
Additional paid-in capital	451,731	444,825
Accumulated other comprehensive loss	(50)	(53)
Accumulated deficit	(310,108)	(298,464)
Stockholders’ equity	141,589	146,323
Total liabilities and stockholders’ equity	$282,260	$298,720
*Includes related party accounts receivable, net of $2.1 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$603	$8,754
Subscription revenue	14,503	6,466
Service revenue	5,384	2,786
License fee and other revenue	1,178	575
Total revenue *	21,668	18,581
Cost of revenue:
Cost of product revenue	2,777	10,578
Cost of subscription revenue	5,779	2,351
Cost of service revenue	1,211	583
Cost of license fee and other revenue	129	304
Total cost of revenue	9,896	13,816
Gross profit	11,772	4,765
Operating expenses:
Research and development	6,205	5,389
Sales and marketing	16,005	12,804
General and administrative	11,840	8,926
Loss from impairment of property and equipment	—	137
Total operating expenses	34,050	27,256
Loss from operations	(22,278)	(22,491)
Other income (expense), net:
Interest expense	—	(654)
Interest income	1,085	953
Other income (expense), net	(28)	19
Loss on extinguishment of debt	—	(626)
Change in fair value of contingent earn-out liability	6,899	(3,318)
Change in fair value of contingently issuable common stock liability	527	(742)
Change in fair value of public warrant liability	2,151	(1,750)
Total other income (expense), net	10,634	(6,118)
Net loss	$(11,644)	$(28,609)

Weighted average common shares outstanding – basic and diluted	153,076,719	146,433,378
Net loss per share - basic and diluted	$(0.08)	$(0.20)

Net loss	$(11,644)	$(28,609)
Other comprehensive income (loss)
Cumulative translation adjustment	3	(16)
Total other comprehensive income (loss)	3	(16)
Total comprehensive loss	$(11,641)	$(28,625)
*Includes related party revenue of $1.9 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	151,310,080	$15	$444,825	$(53)	$(298,464)	$146,323
Issuance of common stock upon net exercise of stock options	519,089	1	301	—	—	302
Issuance of common stock upon vesting of restricted stock units	3,527,778	—	—	—	—	—
Stock-based compensation cost	—	—	6,605	—	—	6,605
Cumulative translation adjustment	—	—	—	3	—	3
Net loss	—	—	—	—	(11,644)	(11,644)
Balances at March 31, 2024	155,356,947	$16	$451,731	$(50)	$(310,108)	$141,589

Balances at December 31, 2022	145,204,974	$15	$419,190	$(10)	$(192,210)	$226,985
Issuance of common stock upon net exercise of stock options	100,587	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	1,841,257	—	—	—	—	—
Issuance of common stock upon exercise of warrants	830,216	—	348	—	—	348
Stock-based compensation cost	—	—	5,101	—	—	5,101
Cumulative translation adjustment	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(28,609)	(28,609)
Balances at March 31, 2023	147,977,034	$15	$424,672	$(26)	$(220,819)	$203,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,644)	$(28,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,474	1,815
Write-off of inventory and change in inventory reserve	1,059	214
Loss from impairment of property and equipment	—	137
Stock-based compensation	6,410	5,043
Non-cash interest expense	—	22
Accretion of discount on marketable securities, net of change in accrued interest	200	—
Non-cash lease expense	354	214
Change in allowance for expected credit losses	(267)	124
Loss on extinguishment of debt	—	626
Change in fair value of earn-out liability	(6,899)	3,318
Change in fair value of contingently issuable common stock	(527)	742
Change in fair value of public warrant liability	(2,151)	1,750
Changes in operating assets and liabilities
Accounts receivable	848	8,640
Inventory	(2,091)	1,418
Commission assets	(70)	(644)
Contract assets	1,313	258
Other assets	203	(130)
Prepaid expenses and other current assets	(3,746)	(25)
Accounts payable	(760)	(2,213)
Deferred revenue	231	8,757
Accrued expenses and other current liabilities	(1,628)	(4,637)
Operating lease liability	(392)	(254)
Net cash used in operating activities	(16,083)	(3,434)
Cash flows from investing activities:
Development of internal-use software	(1,797)	(733)
Purchases of property and equipment	(19,665)	(13,365)
Proceeds from sale of property and equipment	—	60
Purchases of marketable securities	(14,567)	—
Proceeds from maturities of marketable securities	29,241	—
Net cash used in investing activities	(6,788)	(14,038)
Cash flows from financing activities:
Proceeds from exercise of stock options	302	33
Proceeds from long-term debt	—	1,876
Repayment of principal on long-term debt	—	(31,876)
Payment of debt issuance costs and prepayment penalty	—	(332)
Net cash provided by (used in) financing activities	302	(30,299)
Effect of exchange rate changes on cash and cash equivalents	3	(16)
Net decrease in cash, cash equivalents and restricted cash	(22,566)	(47,787)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	67,437	230,058
Cash, cash equivalents and restricted cash at end of period	$44,871	$182,271
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$710
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$468	$191

	Three Months Ended March 31,
	2024	2023
Capital expenditures incurred but not yet paid	12,030	10,648
Capitalization of stock compensation	195	91
Finback exercise price	—	348
Operating lease liabilities arising from obtaining right-of-use assets	1,694	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,596	$180,996
Restricted cash	—	1,000
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$44,871	$182,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of the Business and Basis of Presentation

Evolv Technologies Holdings, Inc. (the “Company”), a Delaware corporation, is a leader in AI-based weapons detection for security screening. The Company’s mission is to make the world a safer and more enjoyable place to live, work, learn, and play. The Company is democratizing security by making it seamless for gathering spaces to better address the chronic epidemic of escalating gun violence, mass shootings, and terrorist attacks in a cost-effective manner while improving safety and the visitor experience. The Company is headquartered in Waltham, Massachusetts.

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its wholly-owned subsidiaries, which include Evolv Technologies, Inc., Evolv Technologies UK Ltd. and Give Evolv LLC. References to “NHIC” refer to our legal predecessor, a special-purpose acquisition company, prior to the consummation of our business combination on July 16, 2021 (the “Merger”), and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger. The Merger was contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc., NHIC, and Legacy Evolv, as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 (as amended, the “Merger Agreement”).

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
Reclassifications
During the year ended December 31, 2023, the Company began classifying revenue from professional services, which includes installation, training, and event support, as well as other one-time revenue, within license fee and other revenue on the consolidated statements of operations and comprehensive loss, whereas the revenue for these services has previously been included in service revenue. Correspondingly, the Company began classifying costs associated with professional services within cost of license fee and other revenue, whereas these costs were previously included in cost of service revenue. These reclassifications were made to align the presentation of professional services with the Company's internal reporting and analysis. The reclassifications did not impact total revenue or total cost of revenue for any period. Prior year amounts included in this Quarterly Report on Form 10-Q have been reclassified to conform to the current presentation.
For the three months ended March 31, 2023, the reclassifications resulted in an increase in license fee and other revenue of $0.6 million and a corresponding decrease in service revenue, as well as in increase in cost of license fee and other revenue of $0.3 million and a corresponding decrease in cost of service revenue.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.
3. Marketable Securities

Marketable securities as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$36,415	$—	$36,415
Total marketable securities	$36,415	$—	$36,415

	December 31, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$51,289	$—	$51,289
Total marketable securities	$51,289	$—	$51,289
Marketable securities at March 31, 2024 and December 31, 2023 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. The Company did not record any unrealized gains or losses on available-for-sale securities for each of the three months ended March 31, 2024 and 2023 as unrealized gains or losses were not material. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive income.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,771	$—	$—	$23,771
Treasury bills	—	41,378	—	41,378
	$23,771	$41,378	$—	$65,149
Liabilities:
Contingent earn-out liability	$—	$—	$22,220	$22,220
Contingently issuable common stock liability	—	—	6,003	6,003
Public Warrant liability	8,738	—	—	8,738
	$8,738	$—	$28,223	$36,961

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,829	$—	$—	$57,829
Treasury bills	—	51,289	—	51,289
	$57,829	$51,289	$—	$109,118
Liabilities:
Contingent earn-out liability	$—	$—	$29,119	$29,119
Contingently issuable common stock liability	—	—	6,530	6,530
Public Warrant liability	10,889	—	—	10,889
	$10,889	$—	$35,649	$46,538
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of March 31, 2024, U.S. treasury bills with maturities less than 3 months, which totaled $5.0 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $36.4 million, are reflected as marketable securities. As of December 31, 2023, all outstanding treasury bills, which totaled $51.3 million, had maturities greater than 3 months and are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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
During each of the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of March 31, 2024, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of March 31, 2024 were as follows: 85% expected stock price volatility, a risk-free rate of return of 4.6%, a 25% likelihood of change in control and a remaining term of 1.9 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2023	$29,119
Change in fair value	(6,899)
Balance at March 31, 2024	$22,220
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares will vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of March 31, 2024, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of March 31, 2024 were as follows: 95% expected stock price volatility, a risk-free rate of return of 4.5%, a 25% likelihood of change in control and a remaining term of 2.3 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2023	$6,530
Change in fair value	(527)
Balance at March 31, 2024	$6,003
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of March 31, 2024, 14,324,893 Public Warrants are outstanding.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2023	$10,889
Change in fair value	(2,151)
Balance at March 31, 2024	$8,738
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
The Company derives revenue from (1) subscription arrangements generally accounted for as operating leases, including SaaS and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers either by Evolv or by Columbia Tech pursuant to the Distribution and License Agreement (as defined below), (4) license fees related to the Distribution and License Agreement (as defined below), and (5) professional services, including installation, training, and event support. Maintenance consists of preventative maintenance, technical support, bug fixes, and when-and-if available threat updates. Our arrangements are generally noncancelable and nonrefundable after ownership passes to the customer. Revenue is recognized net of sales tax.

Distribution and License Agreement

In March 2023, the Company entered into a distributor licensing agreement (the “Distribution and License Agreement”) with Columbia Electrical Contractors, Inc. (“Columbia Tech”). Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, which serves as the Company's primary contract manufacturer. Under this arrangement, the Company has granted a license of its intellectual property to Columbia Tech, which contracts directly with certain of the Company's resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment as opposed to lease the equipment. Columbia Tech pays the Company a hardware license fee for each system it manufactures and sells under the agreement. In these instances, the Company still contracts directly with the reseller to provide a multi-year SaaS and maintenance subscription to the end-users.

The Company has assessed whether it operates as the principal or as an agent in relation to the sale of product made by Columbia Tech to the Company's resellers pursuant to the Distribution and License Agreement. The Company considered various factors, including but not limited to, inventory risk, discretion in establishing pricing, and which entity is primarily responsible for fulfillment. Based on an evaluation of the facts and circumstances, the Company concluded that Columbia Tech is the principal in the arrangement. The Company therefore does not recognize revenue in relation to sales of product pursuant to the Distribution and License Agreement, but does recognize revenue in relation to license fees received from Columbia Tech and the SaaS and maintenance subscription contracts.

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2024.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$998	$—	$—	$998
Subscription revenue	63,890	56,850	65,829	186,569
Service revenue	22,261	21,691	22,112	66,064
License fee and other revenue	436	1	2	439
Total revenue	$87,585	$78,542	$87,943	$254,070
The amount of minimum future leases is based on expected income recognition. As of March 31, 2024, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2024 (nine months remaining)	$48,486
2025	58,972
2026	47,647
2027	27,312
2028	4,033
Thereafter	119
$186,569
Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of March 31, 2024 and December 31, 2023, the Company had $2.5 million and $3.7 million in current portion of contract assets and $0.3 million and $0.5 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $17.3 million during the three months ended March 31, 2024 that was included in the December 31, 2023 deferred revenue balance. The Company recognized revenue of $6.9 million during the three months ended March 31, 2023 that was included in the December 31, 2022 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2023	$71,490
Revenue recognized in relation to the beginning of the year contract liability balance	(17,323)
Revenue deferred	17,554
Balance at March 31, 2024	$71,721
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income on lease receivables	42	53
Lease income - operating leases	14,503	6,466
Total lease revenue	$14,545	$6,519
The revenue from sales-type leases is related to the Evolv Express units where the lease term is for the major part of the economic life of the underlying equipment and is classified as product revenue in the condensed consolidated statements of operations and comprehensive loss. The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. The lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties were $0.3 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands). Certain prior period amounts have been reclassified to conform to current period presentation:

	Three Months Ended March 31,
	2024	2023
Product revenue	$603	$8,754
Subscription revenue	14,503	6,466
Service revenue	5,384	2,786
License fees	724	—
Professional services and other revenue	454	575
Total revenue	$21,668	$18,581

Commissions

The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $11.5 million and $11.4 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized commission expense of $1.4 million and $1.6 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2023	$(582)
Provisions	264
Write-offs, net of recoveries	3
Balance at March 31, 2024	$(315)
7. Inventory
Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$2,048	$1,869
Finished goods	8,959	7,638
Total	$11,007	$9,507
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computers and telecom equipment	$1,481	$1,331
Lab equipment	1,588	1,171
Furniture and fixtures	111	111
Leasehold improvements	566	566
Leased equipment	90,200	80,206
Capitalized software	10,520	8,629
Sales demo equipment	2,853	2,758
Equipment held for lease[1]	39,163	32,910
Construction in progress	3,094	2,493
	149,576	130,175
Less: Accumulated depreciation and amortization	(20,234)	(17,254)
	$129,342	$112,921
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of March 31, 2024 and December 31, 2023, the net book value of capitalized software was $8.6 million and $7.0 million, respectively. These amounts include $0.9 million and $0.7 million of capitalized stock compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $3.5 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively, which included amortization expense of capitalized software of $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leased equipment and the related accumulated depreciation were as follows:

	March 31, 2024	December 31, 2023
Leased equipment	$90,200	$80,206
Accumulated depreciation	(15,661)	(13,283)
Leased equipment, net	$74,539	$66,923
Depreciation expense related to leased units was $2.9 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
The Company did not record any loss from impairment of property and equipment during the three months ended March 31, 2024 and recorded $0.1 million of loss from impairment of property and equipment during the three months ended March 31, 2023. This primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in an impairment of the remaining economic value of such units.
9. Long-term Debt
In December 2022, the Company entered into a loan and security agreement (the “2022 SVB Credit Agreement”) with Silicon Valley Bank (“SVB”) in order to finance purchases of hardware to be leased to customers. On March 10, 2023, SVB was closed by California state regulators and the FDIC was appointed as receiver. In light of the foregoing, on March 31, 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. During the three months ended March 31, 2023, the Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write-off of $0.3 million of unamortized debt issuance costs. The Company had no long-term debt as of March 31, 2024 and December 31, 2023.
10. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.1%	4.2%
Expected term (in years)	6.1	6.1
Expected volatility	90.0%	87.5%
Expected dividend yield	0.0%	0.0%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s stock option activity since December 31, 2023 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2023	20,324,528	$1.04
Granted	2,725,625	3.63
Exercised	(519,089)	0.58
Forfeited	(9,059)	0.42
Outstanding as of March 31, 2024	22,522,005	1.37
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2023:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2023	13,046,679	$3.49
Granted	6,850,765	3.70
Vested	(3,147,778)	3.35
Forfeited	(289,631)	3.58
Outstanding as of March 31, 2024	16,460,035	$3.60
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2023:

	Number of Shares	Grant Date Fair Value

Outstanding as of December 31, 2023	380,000	$2.64
Granted	—	—
Vested	(380,000)	2.64
Forfeited	—	—
Outstanding as of March 31, 2024	—	$—
Finback Common Stock Warrants
In January 2021, the Company granted warrants (the “Finback Common Stock Warrants”) to purchase 2,552,913 shares of the Company's Class A common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC (“Finback”), a consulting group affiliated with one of the Company's stockholders. The Finback Common Stock Warrants vest upon meeting certain sales criteria as defined in a business development agreement (the “Finback BDA”), which had a term of 3 years. The Finback BDA expired on January 1, 2023 but included a 1-year “tail period” expiring on January 1, 2024. During the tail period, the Finback Common Stock Warrants continued to vest related to any sale consummated by the Company for which it was determined Finback provided services prior to January 1, 2023 in furtherance of the sale.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Finback Common Stock Warrants expire in January 2031. The Finback Common Stock Warrants are accounted for under ASC 718 Compensation – Stock Compensation as the warrants vest upon certain performance conditions being met.
As of March 31, 2024, 117,423 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $0.5 million, and there were no Finback Common Stock Warrants that are unvested, given the expiration of the 1-year tail period on January 1, 2024. The Company recognizes compensation expense for the Finback Common Stock Warrants when the warrants vest based on meeting the specified sales criteria. During the three months ended March 31, 2024, there was no stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants. During the three months ended March 31, 2023, the Company recorded $0.6 million of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$138	$145
Research and development	882	837
Sales and marketing	2,959	1,998
General and administrative	2,431	2,063
Total stock-based compensation expense	$6,410	$5,043
11. Income Taxes
There is no provision for income taxes for the three months ended March 31, 2024 and 2023 because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.
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
12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(11,644)	$(28,609)

Denominator:
Weighted average common shares outstanding - basic and diluted	153,076,719	146,433,378
Net loss per share attributable to common stockholders – basic and diluted	$(0.08)	$(0.20)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2024	2023
Options issued and outstanding	22,522,005	23,136,658
Public Warrants to purchase common stock	14,324,893	14,324,994
Warrants to purchase common stock (Finback)	117,423	1,590,984
Unvested restricted stock units	16,460,035	12,395,533
Unvested performance stock units	—	414,500
Earn-out shares*	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500
	70,321,856	68,760,169
*Issuance of Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period
13. Related Party Transactions

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. (“Motorola”), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended March 31, 2024 and 2023, revenue from Motorola's distributor services was $1.9 million and $3.2 million, respectively. As of March 31, 2024 and December 31, 2023, accounts receivable related to Motorola’s distributor services was $2.1 million and $1.2 million, respectively.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement with Stanley Black & Decker, an investor in the Company. Stanley Black & Decker's electronic security business was acquired by Securitas AB (“Securitas”) in 2023. Securitas, directly or through its affiliates, resells the Company's products. Effective in the first fiscal quarter of 2024, while the reseller agreement is still in effect, Securitas is no longer considered a related party. During the three months ended March 31, 2023, revenue from Securitas' reseller services was $0.4 million. As of December 31, 2023, accounts receivable related to Securitas' reseller services was $0.6 million.
14. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or December 31, 2023.
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
The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate any loss is expected to be immaterial. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. Based upon information presently known to management, the Company has not accrued a loss for these matters, including the matter described below, as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may be incurred, the Company is unable to estimate a loss or range of loss in these matters. The pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. The results of legal proceedings are inherently uncertain, and material adverse outcomes are reasonably possible.
In March 2024, an Evolv shareholder filed in the U.S. District Court for the District of Massachusetts a putative class action lawsuit, captioned Raby v. Evolv Technologies Holdings, Inc., et al. case number 1:24-cv-10761, alleging that Evolv and certain of its current and former executives and other individuals violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements concerning the Company’s products. This litigation is in the preliminary stages, and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties.
Regulatory and Governmental Matters
In the ordinary course of business, the Company is subject to regulatory and governmental examinations, information gathering requests, inquiries, and investigations. The U.S. Federal Trade Commission (“FTC”) has requested information about certain aspects of the Company's marketing practices. The Company is cooperating with the investigation and has provided documentation and information responsive to the FTC inquiry. Further, in February 2024, we received a subpoena from the SEC, Division of Enforcement, requesting that we produce certain documents and information. We are cooperating and intend to continue to cooperate with the SEC's investigation.
Any resolution or litigation with the FTC, the SEC or other parties, could ultimately result in monetary and injunctive relief that may impose costs on us and/or require us to make changes to our business practices. These costs and requirements may be material both individually and in the aggregate.
We can offer no assurances as to the outcome of these investigations or their potential effect, if any, on us or our results of operations. There can be no assurance whether there will be further information requests or potential enforcement action or litigation, which is necessarily uncertain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the“2023 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of our 2023 Form 10-K and in other parts of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of our business combination (the "Merger") and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.
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

Our products have screened over 1.3 billion visitors worldwide since our inception. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for lease or purchase and primarily under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $21.7 million and $18.6 million for the three months ended March 31, 2024 and 2023, respectively. We generated a net loss of $11.6 million and $28.6 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations, and if necessary, debt financings. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources.” Additionally, as discussed in Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2024, certain legal proceedings, including government investigations, have been initiated involving us. Given the uncertainty and the preliminary stage of such matters, no assurance can be given regarding the outcome of such matters and we are unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such matters was unfavorable.

Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of our 2023 Form 10-K.

General Economic and Market Conditions

We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including the conflicts in Europe and the Middle East; and recessionary trends. See the risk factor titled “Downturns in general economic and market conditions and reductions in spending may reduce demand for our products and services and may impact third parties on which we rely, which could harm our revenue, results of operations, and cash flows, and could make it difficult to predict revenue for a particular period” in Item 1A of our 2023 Form 10-K. While these factors continue to evolve, we plan to remain flexible and to optimize our business as appropriate and allocate resources, as necessary.

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

Sales Mix, Pricing, Product Cost and Margins

We sell our solutions under two primary sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware outright, we offer our “distributor licensing” model based on the Distribution and License Agreement we entered into with Columbia Electrical Contractors, Inc. (“Columbia Tech”) in March of 2023. Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, currently serves as our primary contract manufacturer. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, which contracts directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment. Columbia Tech pays us a hardware license fee for each system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users.

We also have historically sold our systems under a purchase subscription model, where customers purchase the hardware from us, and we provide a multi-year security-as-a-service subscription. However, we do not plan to offer this sales model in future periods to our existing or new customers, except in limited circumstances.

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

Continued Investment and Innovation

We are a leader in AI-based weapons detection for security screening, offering transformative technologies that enable higher throughput, a more frictionless visitor experience, and substantial cost savings through our product innovations. Our performance is significantly dependent on the investment we make in our research and development efforts and on our ability to be at the forefront of the security screening industry. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop, and introduce innovative new products, enhance existing products and generate customer demand for our products. We believe that investment in our security screening products will contribute to long-term revenue growth, however the incurrence of research and development costs will impact our near-term profitability.
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
Product Revenue
We derive a portion of our revenue from the sale of our Evolv Express equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We expect product revenue to continue declining as a percentage of our overall revenue as we continue focusing our go-to-market strategy on our pure subscription and distributor licensing sales models.
Subscription Revenue
Subscription revenue consists of revenue derived from leasing Evolv Express units to our customers. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.
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
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to Evolv Express units sold to customers. Customers generally pay either a quarterly or annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years.
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
Cost of Service Revenue
Cost of services revenue consists of maintenance costs related to units purchased by customers and an allocated portion of internal-use software amortization expense. Maintenance costs consist primarily of labor (including stock-based compensation), spare parts, field service repair costs, equipment, and supplies.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance. We expect our general and administrative expenses will remain relatively consistent for the year ending December 31, 2024 compared to the year ended December 31, 2023 as we look to leverage previous investments made in people and processes. Our general and administrative expenses may be impacted by regulatory compliance costs related to the ongoing FTC and SEC matters.
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
Loss on Extinguishment of Debt
In December 2022, the Company entered into a loan and security agreement (the “2022 SVB Credit Agreement”) with Silicon Valley Bank (“SVB”) in order to finance purchases of hardware to be leased to customers. On March 10, 2023, SVB was closed by California state regulators and the FDIC was appointed as receiver. In light of the foregoing, the Company terminated the 2022 SVB Credit Agreement on March 31, 2023. As a result of the termination of the SVB Credit Agreement, the Company incurred a loss on extinguishment of debt.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue:
Product revenue	$603	$8,754	$(8,151)	(93)%
Subscription revenue	14,503	6,466	8,037	124
Service revenue	5,384	2,786	2,598	93
License fee and other revenue	1,178	575	603	105
Total revenue	21,668	18,581	3,087	17
Cost of revenue:
Cost of product revenue	2,777	10,578	(7,801)	(74)
Cost of subscription revenue	5,779	2,351	3,428	146
Cost of service revenue	1,211	583	628	108
Cost of license fee and other revenue	129	304	(175)	(58)
Total cost of revenue	9,896	13,816	(3,920)	(28)
Gross profit	11,772	4,765	7,007	147
Operating expenses:
Research and development	6,205	5,389	816	15
Sales and marketing	16,005	12,804	3,201	25
General and administrative	11,840	8,926	2,914	33
Loss from impairment of property and equipment	—	137	(137)	(100)
Total operating expenses	34,050	27,256	6,794	25
Loss from operations	(22,278)	(22,491)	213	1
Other income (expense), net:
Interest expense	—	(654)	654	100
Interest income	1,085	953	132	14
Other income (expense), net	(28)	19	(47)	(247)
Loss on extinguishment of debt	—	(626)	626	100
Change in fair value of contingent earn-out liability	6,899	(3,318)	10,217	308
Change in fair value of contingently issuable common stock liability	527	(742)	1,269	171
Change in fair value of public warrant liability	2,151	(1,750)	3,901	223
Total other income (expense), net	10,634	(6,118)	16,752	274
Net loss	$(11,644)	$(28,609)	$16,965	59%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 53 new customers during the three months ended March 31, 2024 and 61 new customers during the three months ended March 31, 2023, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Our average sales cycle increased to five months during the first fiscal quarter of 2024 compared to three months during the first fiscal quarter of 2023, an increase of approximately 40%. We believe the FTC and SEC investigations have been the primary reason for the lengthening of the sales cycle as customers work to satisfy incremental due diligence requirements. Our sales cycle may continue to be extended until the investigations are resolved. However, the investigations do not appear to be impacting our win rate, which has increased year over year.
Product Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product revenue	$603	$8,754	$(8,151)	(93)%
Cost of product revenue	$2,777	$10,578	$(7,801)	(74)%
Gross profit - Product revenue	$(2,174)	$(1,824)	$(350)	(19)%
Gross profit margin - Product revenue	(361)%	(21)%	N/A	(340)%
The decreases in product revenue and cost of product revenue are primarily due to a continued transition to pure subscription sales and sales under our distributor model during the preceding twelve months. The decrease in product gross profit margin for the three months ended March 31, 2024 compared to the prior year period is primarily attributable to $0.7 million of expense related to an increase to our inventory reserve and $1.2 million of expense associated with adverse non-cancellable inventory purchase commitments, both of which relate primarily to the ongoing transition of our manufacturing operations to the next generation of Evolv Express systems and the determination that certain components within our legacy systems will not be used in the next generation systems.
Subscription Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Subscription revenue	$14,503	$6,466	$8,037	124%
Cost of subscription revenue	$5,779	$2,351	$3,428	146%
Gross profit - Subscription revenue	$8,724	$4,115	$4,609	112%
Gross profit margin - Subscription revenue	60%	64%	N/A	(3)%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base for the three months ended March 31, 2024 compared to the prior year period, which was due to a transition to our pure subscription model and a higher number of active Evolv Express units deployed under our pure subscription contract model.
Service Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Service revenue	$5,384	$2,786	$2,598	93%
Cost of service revenue	$1,211	$583	$628	108%
Gross profit - Service revenue	$4,173	$2,203	$1,970	89%
Gross profit margin - Service revenue	78%	79%	N/A	(2)%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech, for the three months ended March 31, 2024 compared to the prior year period.
License fee and other revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
License fee and other revenue	$1,178	$575	$603	105%
Cost of license fee and other revenue	$129	$304	$(175)	(58)%
Gross profit - License fee and other revenue	$1,049	$271	$778	287%
Gross profit margin - License fee and other revenue	89%	47%	N/A	42%
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $0.7 million of license fees earned during the three months ended March 31, 2024 compared to no license fees earned during the prior year period under the Distribution and License Agreement which was executed in March 2023. Revenue from install, training, and professional services was $0.5 million for the three months ended March 31, 2024 compared to $0.6 million for the prior year period.
Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$3,987	$3,847	$140	4%
Materials and prototypes	839	358	481	134%
Professional fees	917	999	(82)	(8)%
Other	462	185	277	150%
	$6,205	$5,389	$816	15%
The increase in personnel related expenses is due to an increase in payroll costs primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased. Stock compensation expense included in research and development expenses was $0.9 million for the three months ended March 31, 2024 compared to $0.8 million for the three months ended March 31, 2023. The increase in materials and prototypes expense is due to increased design and engineering costs related to the development of the next generation of our Evolv Express system. The decrease in professional fees primarily relates to higher amount of costs capitalized related to internal-use software and software embedded in products to be sold or leased, offset by consulting costs incurred for product development and engineering. The increase in other expense primarily relates to an increase in IT and software subscription costs.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$11,992	$9,449	$2,543	27%
Advertising and direct marketing	810	1,215	(405)	(33)%
Travel and entertainment	1,270	890	380	43%
Professional fees	959	525	434	83%
Other	974	725	249	34%
	$16,005	$12,804	$3,201	25%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume. Stock compensation expense included in sales and marketing expenses was $3.0 million for the three months ended March 31, 2024 compared to $2.0 million for the three months ended March 31, 2023. The decrease in advertising and direct marketing expense is primarily due to a decrease in expense related to trade shows and events. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings. Professional fees increased due primarily to an increase in marketing consulting costs. Other expense increased primarily due to increases in IT and software subscription costs and shipping costs related to demo units.
General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$6,238	$5,060	$1,178	23%
Professional fees	2,546	1,405	1,141	81%
Insurance costs	742	973	(231)	(24)%
Other	2,314	1,488	826	56%
	$11,840	$8,926	$2,914	33%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $2.4 million for the three months ended March 31, 2024 compared to $2.1 million for the three months ended March 31, 2023. The increase in professional fees was primarily related to an increase in outsourced accounting consultancy and audit fees. The decrease in insurance costs was primarily related to a decrease in director and officer insurance premiums. Other expense increased primarily due to $0.5 million of certain one-time expenses incurred during the three months ended March 31, 2024, as well as increases in rent, IT and software subscription costs, and property taxes.
Loss From Impairment of Property and Equipment
No loss from impairment of property and equipment was recognized for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023, primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in impairment of the remaining economic value of such units.
Interest Expense
No interest expense was recognized for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023. During March 2023, the Company fully repaid all borrowings and accrued interest under its term loans with Silicon Valley Bank (“SVB”) pursuant to a loan and security agreement entered into in December 2022 (the “2022 SVB Credit Agreement”).

Interest Income
Interest income of $1.1 million for the three months ended March 31, 2024 and $1.0 million for the three months ended March 31, 2023 related primarily to interest earned on money market funds, and for the three months ended March 31, 2024, accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $6.9 million gain and $3.3 million loss for the three months ended March 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $0.5 million gain and $0.7 million loss for the three months ended March 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $2.2 million gain and a $1.8 million loss for the three months ended March 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of March 31, 2024, we had $81.0 million in cash, cash equivalents, and marketable securities. We incurred a net loss of $11.6 million and $28.6 million for the three months ended March 31, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $16.1 million and $3.4 million during the three months ended March 31, 2024 and 2023, respectively.
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
We expect our cash, cash equivalents, and marketable securities, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing team. We may require additional capital to respond to the expected growth in the demand for equipment purchases to support our “leased equipment” offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and in either the short-term or long-term may determine to engage in debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as public health emergencies, international political turmoil, including in Europe and the Middle East, and related international sanctions, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Financing Arrangements
During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. The Company has no debt outstanding as of March 31, 2024.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of March 31, 2024. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash, cash equivalents, and marketable securities amounted to $81.0 million as of March 31, 2024.

We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. We are required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space which is classified as restricted cash, non-current on the condensed consolidated balance sheet as of March 31, 2024. Total future minimum lease payments under this noncancelable operating lease amount to $2.9 million as of March 31, 2024.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(16,083)	$(3,434)
Net cash used in investing activities	(6,788)	(14,038)
Net cash provided by (used in) financing activities	302	(30,299)
Effect of exchange rate changes on cash and cash equivalents	3	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,566)	$(47,787)
Operating Activities

	Three Months Ended March 31,
	2024	2023
Net loss	$(11,644)	$(28,609)
Non-cash expense	1,653	14,005
Changes in operating assets and liabilities	(6,092)	11,170
Net cash used in operating activities	$(16,083)	$(3,434)
Net loss decreased from $28.6 million for the three months ended March 31, 2023 to $11.6 million for the three months ended March 31, 2024 primarily due to changes in the fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability. See "Results of Operations" above for further discussion.
Non-cash expense for the three months ended March 31, 2024 is primarily attributable to $6.4 million of stock-based compensation expense, $3.5 million of depreciation and amortization, and $9.6 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability. Non-cash expense for the three months ended March 31, 2023 is primarily attributable to $5.0 million of stock-based compensation expense, $1.8 million of depreciation and amortization, $0.6 million of loss from extinguishment of debt, and $5.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability.

Changes in operating assets and liabilities for the three months ended March 31, 2024 are primarily related to the following:
•$2.1 million increase in inventory primarily due to increased production of units to meet customer demand, offset by a higher proportion of finished goods recorded as property and equipment based on our expectations of the future mix of Evolv Express units to be leased to customers versus sold to customers;
•$3.7 million increase in prepaid expenses and other current assets primarily due to prepaid deposits related to orders placed for Evolv Express units;
•$1.6 million decrease in accrued expenses and other current liabilities primarily due to the payment of 2023 bonuses and commissions during the three months ended March 31, 2024; offset by
•$1.3 million decrease in contract assets related to the timing of billings.
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
Investing Activities
During the three months ended March 31, 2024, cash used in investing activities was $6.8 million, consisting of $19.7 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers and $1.8 million for the development of internal-use software and software embedded in products to be sold or leased, offset by a net $14.7 million inflow related to purchases and redemptions of marketable securities.

During the three months ended March 31, 2023, cash used in investing activities was $14.0 million, consisting primarily of $13.4 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, and $0.7 million for the development of internal-use software.
Financing Activities
During the three months ended March 31, 2024, cash used in financing activities was $0.3 million, consisting of $0.3 million of proceeds from the exercise of stock options.

During the three months ended March 31, 2023, cash used in financing activities was $30.3 million, consisting of $1.9 million of proceeds under the 2022 SVB Credit Agreement, offset by $31.9 million related to the full repayment of amounts owed under the 2022 SVB Credit Agreement and $0.3 million payment of debt issuance costs and a prepayment penalty.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the 2023 Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of the 2023 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There have been no material changes in our market risks from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks” of the 2023 Form 10-K.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting as described below.
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

Remediation Plan for the Material Weaknesses
We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. These remediation efforts are ongoing and include the following:
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
•During each of the three months ended June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, we implemented controls related to, among other items, (i) the period-end financial reporting process and classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual and complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period, (iv) completeness and accuracy of accounts payable and accrued liabilities, and (v) completeness, accuracy, valuation, and classification of cash equivalents and marketable securities.
Additionally, we are in the process of designing and implementing controls related to:
•the preparation and review of journal entries and account reconciliations to ensure proper segregation of duties;
•formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures; and
•information technology general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. To this end, we implemented a new Enterprise Resource Planning (“ERP”) system in April 2022 and have implemented, and continue to implement, IT general controls related to the new system.
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

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts described in the “Remediation Plan for the Material Weaknesses” section above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, government and regulatory inquiries and investigations, and other legal and administrative proceedings arising in the ordinary course of business. The information required under this Item 1 is set forth in Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2024 and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes to the risk factors described in our 2023 Form 10-K. For a discussion of potential risks and uncertainties related to us, see Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K.
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
In addition, the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, and the data protection and security laws of other states impose requirements with respect to disclosure and deletion of personal information of their residents, imposing penalties for violations and, in some cases, private right of action for data breaches. These laws, and similar legislation in other states that are developing or have been recently enacted, impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights for certain types of data breaches.
This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.
Further, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security breach.

Regardless of our contractual protections, any actual or perceived security breach or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
Internationally, virtually every jurisdiction in which we operate has customers and/or have prospective customers to which we market has established its own data security and privacy legal frameworks with which we, our reseller partners or our customers must comply.
For example, in the European Union, the General Data Protection Regulation 2016/679 (“GDPR”) imposes requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strong individual rights regime, shortened timelines for data breach notifications and restrictions on the transfer of personal data outside of the European Economic Area. Following its departure from the European Union, the United Kingdom has adopted a separate regime based on the GDPR (“UK GDPR”) that imposes similarly onerous requirements. Companies that violate the EU or UK regime can face regulatory investigations, private litigation, prohibitions on data processing, and fines of up to the greater of 4% of their worldwide annual revenue or 20 million Euros (for the EU) or £17.5 million (for the U.K.). Other EU and UK data protection laws and evolving regulatory guidance restrict the ability of companies to market electronically, including through the use of cookies and similar technologies, and companies are increasingly subject to strict enforcement action including fines for noncompliance.
Certain data privacy legislation restricts the cross-border transfer of personal data and some countries introduced data localization into their laws. Specifically, the GDPR, the UK GDPR and other European and UK data protection laws generally prohibit the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to third countries, unless the transfer is to a country deemed to provide adequate protection or the parties to the transfer have implemented specific safeguards to protect the transferred personal data. European case law and guidance have imposed additional onerous requirements in relation to data transfers, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue in Europe and globally. If we do not implement the relevant transfer mechanism to transfer personal data, we may violate or infringe data privacy legislation requirements, and we may be exposed to regulatory proceedings or litigation and increased exposure to fines, penalties, or commercial liabilities, as well as reputational damages.
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
The marketing and sale of our products are also subject to extensive regulation by various federal agencies, including the FTC and Customer Product Safety Commission, as well as various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold and industry codes of conduct. From time to time, we receive government regulatory inquiries and requests for information and our approach is to be cooperative and educate them about our company and products. For example, the FTC has requested information about certain aspects of our marketing practices. We are complying with the FTC's requests and have been cooperating with them to answer their questions and educate them about our mission. Furthermore, in February 2024, we received a subpoena from the SEC, Division of Enforcement, requesting that we produce certain documents and information. The Company is cooperating with the FTC and SEC with respect to the investigations. We can offer no assurances as to the outcome of these investigations or their potential effect, if any, on us or our results of operations. Any inability to adequately address the FTC’s or SEC's concerns or comply with applicable laws, regulations, and policies, could result in litigation, enforcement actions or significant penalties or claims, which could, in turn, divert financial and management resources, damage our reputation, inhibit sales, and otherwise adversely affect our business. Any resolution or litigation with the FTC, SEC or other parties could ultimately result in monetary and/or injunctive relief that may impose costs on us and/or require us to make changes to our business practices and marketing activities and could adversely impact our customer relationships.
In addition to the possibility of fines, injunctive relief, lawsuits and other claims, as a result of any pending or any future regulatory enforcement proceedings or inquiries we could be required to fundamentally change our business practices. Responding to these or other investigations alone can be costly and time-consuming. Any of these events could materially adversely affect our operating results and financial condition. See also Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2024 for additional information.

We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, in March 2024, an Evolv shareholder filed in the U.S. District Court for the District of Massachusetts a putative class action lawsuit, captioned Raby v. Evolv Technologies Holdings, Inc., et al. case number 1:24-cv-10761, alleging that Evolv and certain of its current and former executives and other individuals violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements concerning the Company’s products. We are also cooperating with ongoing investigations by the FTC and SEC. The above-captioned proceeding, as well as any pending or future government investigation or proceeding may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.
The potential costs and liabilities associated with legal proceedings, claims and investigations involving us or members of our leadership team is uncertain, and the results of such legal proceedings, claims and investigations cannot be predicted with certainty. Lawsuits and other administrative or legal proceedings that may arise can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.

(c) Insider trading arrangements.
During the quarter ended March 31, 2024, the following director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
•On March 14, 2024, Merline Saintil, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 30% of the net shares of the Company’s common stock underlying 25,846 restricted stock units. The trading arrangement is scheduled to expire on the earlier of July 31, 2024 or the date that all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39417	3.1	January 31, 2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
_________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 9, 2024

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Mark Donohue
Name:	Mark Donohue
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)