Form 10-Q
period 2024-06-30
Evolv Technologies Holdings, Inc.
filed 2024-08-08
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2024, there were 157,550,036 shares of Class A common stock, par value $0.0001 per share, outstanding.

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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$35,698	$67,162
Restricted cash	—	275
Marketable securities	20,757	51,289
Accounts receivable, net of allowance for expected credit losses of $785 and $582 as of June 30, 2024 and December 31, 2023, respectively *	36,428	22,611
Inventory	18,604	9,507
Current portion of contract assets	1,690	3,707
Current portion of commission asset	4,810	4,339
Prepaid expenses and other current assets	19,912	16,954
Total current assets	137,899	175,844
Restricted cash, noncurrent	275	—
Contract assets, noncurrent	144	451
Commission asset, noncurrent	7,128	7,107
Property and equipment, net	120,045	112,921
Operating lease right-of-use assets	2,161	1,195
Other assets	865	1,202
Total assets	$268,517	$298,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,574	$17,400
Accrued expenses and other current liabilities	15,913	15,578
Current portion of deferred revenue	56,168	47,677
Current portion of operating lease liabilities	1,754	1,391
Total current liabilities	79,409	82,046
Deferred revenue, noncurrent	23,655	23,813
Operating lease liabilities, noncurrent	566	—
Contingent earn-out liability	5,706	29,119
Contingently issuable common stock liability	2,256	6,530
Public warrant liability	3,852	10,889
Total liabilities	115,444	152,397
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 157,474,122 and 151,310,080 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	16	15
Additional paid-in capital	459,745	444,825
Accumulated other comprehensive loss	(42)	(53)
Accumulated deficit	(306,646)	(298,464)
Stockholders’ equity	153,073	146,323
Total liabilities and stockholders’ equity	$268,517	$298,720
*Includes related party accounts receivable, net of $2.9 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$2,044	$7,243	$2,647	$15,997
Subscription revenue	15,903	7,964	30,406	14,430
Service revenue	5,553	3,905	10,937	6,691
License fee and other revenue	2,040	713	3,218	1,288
Total revenue *	25,540	19,825	47,208	38,406
Cost of revenue:
Cost of product revenue	3,149	7,722	5,926	18,300
Cost of subscription revenue	6,436	3,406	12,215	5,757
Cost of service revenue	1,311	1,014	2,522	1,597
Cost of license fee and other revenue	172	270	301	574
Total cost of revenue	11,068	12,412	20,964	26,228
Gross profit	14,472	7,413	26,244	12,178
Operating expenses:
Research and development	5,722	6,395	11,927	11,784
Sales and marketing	16,892	13,613	32,897	26,417
General and administrative	14,185	10,874	26,025	19,800
Loss from impairment of property and equipment	—	157	—	294
Total operating expenses	36,799	31,039	70,849	58,295
Loss from operations	(22,327)	(23,626)	(44,605)	(46,117)
Other income (expense), net:
Interest expense	—	—	—	(654)
Interest income	681	1,853	1,766	2,806
Other income (expense), net	(39)	(22)	(67)	(3)
Loss on extinguishment of debt	—	—	—	(626)
Change in fair value of contingent earn-out liability	16,514	(28,113)	23,413	(31,431)
Change in fair value of contingently issuable common stock liability	3,747	(5,095)	4,274	(5,837)
Change in fair value of public warrant liability	4,886	(11,751)	7,037	(13,501)
Total other income (expense), net	25,789	(43,128)	36,423	(49,246)
Net income (loss)	$3,462	$(66,754)	$(8,182)	$(95,363)
Net income (loss) attributable to common stockholders – basic and diluted (Note 12)	$3,421	$(66,754)	$(8,182)	$(95,363)

Weighted average common shares outstanding
Basic	156,473,080	148,882,160	154,774,899	147,664,534
Diluted	171,563,943	148,882,160	154,774,899	147,664,534
Net income (loss) per share
Basic	$0.02	$(0.45)	$(0.05)	$(0.65)
Diluted	$0.02	$(0.45)	$(0.05)	$(0.65)

Net income (loss)	$3,462	$(66,754)	$(8,182)	$(95,363)
Other comprehensive income (loss)
Cumulative translation adjustment	8	(17)	11	(33)
Total other comprehensive income (loss)	8	(17)	11	(33)
Total comprehensive income (loss)	$3,470	$(66,771)	$(8,171)	$(95,396)

*Includes related party revenue of $2.0 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively, and $3.9 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	151,310,080	$15	$444,825	$(53)	$(298,464)	$146,323
Issuance of common stock upon net exercise of stock options	519,089	1	301	—	—	302
Issuance of common stock upon vesting of restricted stock units	3,527,778	—	—	—	—	—
Stock-based compensation cost	—	—	6,605	—	—	6,605
Cumulative translation adjustment	—	—	—	3	—	3
Net loss	—	—	—	—	(11,644)	(11,644)
Balances at March 31, 2024	155,356,947	$16	$451,731	$(50)	$(310,108)	$141,589
Issuance of common stock upon net exercise of stock options	823,047	—	335	—	—	335
Issuance of common stock upon vesting of restricted stock units	1,294,128	—	—	—	—	—
Stock-based compensation cost	—	—	7,679	—	—	7,679
Cumulative translation adjustment	—	—	—	8	—	8
Net income	—	—	—	—	3,462	3,462
Balances at Balances at June 30, 2024	157,474,122	$16	$459,745	$(42)	$(306,646)	$153,073

Balances at December 31, 2022	145,204,974	$15	$419,190	$(10)	$(192,210)	$226,985
Issuance of common stock upon net exercise of stock options	100,587	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	1,841,257	—	—	—	—	—
Issuance of common stock upon exercise of warrants	830,216	—	348	—	—	348
Stock-based compensation cost	—	—	5,101	—	—	5,101
Cumulative translation adjustment	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(28,609)	(28,609)
Balances at March 31, 2023	147,977,034	$15	$424,672	$(26)	$(220,819)	$203,842
Issuance of common stock upon net exercise of stock options	775,193	—	310	—	—	310
Issuance of common stock upon vesting of restricted stock units	1,038,415	—	—	—	—	—
Issuance of common stock upon exercise of warrants	100	—	1	—	—	1
Stock-based compensation cost	—	—	6,776	—	—	6,776
Cumulative translation adjustment	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(66,754)	(66,754)
Balances at June 30, 2023	149,790,742	$15	$431,759	$(43)	$(287,573)	$144,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,182)	$(95,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,442	4,087
Write-off of inventory and change in inventory reserve	1,725	337
Loss from impairment of property and equipment	—	294
Stock-based compensation	13,834	11,732
Non-cash interest expense	—	22
Amortization (accretion) of premium (discount) on marketable securities, net of change in accrued interest	181	(242)
Non-cash lease expense	728	432
Change in allowance for expected credit losses	203	173
Loss on extinguishment of debt	—	626
Change in fair value of earn-out liability	(23,413)	31,431
Change in fair value of contingently issuable common stock	(4,274)	5,837
Change in fair value of public warrant liability	(7,037)	13,501
Changes in operating assets and liabilities
Accounts receivable	(14,020)	(646)
Inventory	(10,354)	5,080
Commission assets	(492)	(1,258)
Contract assets	2,324	(1,184)
Other assets	337	(43)
Prepaid expenses and other current assets	(2,958)	580
Accounts payable	(1,653)	(7,409)
Deferred revenue	8,333	24,113
Accrued expenses and other current liabilities	79	(342)
Operating lease liability	(765)	(513)
Net cash used in operating activities	(37,962)	(8,755)
Cash flows from investing activities:
Development of internal-use software	(3,408)	(1,599)
Purchases of property and equipment	(21,092)	(33,173)
Proceeds from sale of property and equipment	—	60
Purchases of marketable securities	(14,567)	(29,405)
Proceeds from maturities of marketable securities	44,918	—
Net cash provided by (used in) investing activities	5,851	(64,117)
Cash flows from financing activities:
Proceeds from exercise of stock options	636	344
Proceeds from long-term debt	—	1,876
Repayment of principal on long-term debt	—	(31,876)
Payment of debt issuance costs and prepayment penalty	—	(332)
Net cash provided by (used in) financing activities	636	(29,988)
Effect of exchange rate changes on cash and cash equivalents	11	(33)
Net decrease in cash, cash equivalents and restricted cash	(31,464)	(102,893)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	67,437	230,058
Cash, cash equivalents and restricted cash at end of period	$35,973	$127,165
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$710
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$468	$191

	Six Months Ended June 30,
	2024	2023
Capital expenditures incurred but not yet paid	3,407	13,572
Capitalization of stock compensation	450	218
Finback exercise price	—	348
Operating lease liabilities arising from obtaining right-of-use assets	1,694	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,698	$125,890
Restricted cash	—	1,000
Restricted cash, noncurrent	275	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$35,973	$127,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of the Business and Basis of Presentation

Evolv Technologies Holdings, Inc. (the “Company”), a Delaware corporation, is a leading security technology company pioneering AI-based screening designed to help create safer experiences, with key market categories that include education, healthcare, sports, and live entertainment.

The Company's solutions combine proprietary software and hardware, delivered as a long-term Software-as-a-Service subscription model. Its flagship product, Evolv Express®, uses advanced sensors, artificial intelligence powered software, and cloud services to reliably detect firearms, improvised explosives, and certain types of knives while ignoring many harmless items such as cell phones and keys. These solutions and services are designed to capture valuable visitor data customers can leverage to inform their security operations, while providing end-users with an approachable and non-intrusive security experience. The Company is headquartered in Waltham, Massachusetts.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and six months ended June 30, 2023, the reclassifications resulted in an increase in license fee and other revenue of $0.7 million and $1.3 million, respectively, and a corresponding decrease in service revenue, as well as an increase in cost of license fee and other revenue of $0.3 million and $0.6 million, respectively, and a corresponding decrease in cost of service revenue.
2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024.

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
3. Marketable Securities

Marketable securities as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$20,757	$—	$20,757
Total marketable securities	$20,757	$—	$20,757

	December 31, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$51,289	$—	$51,289
Total marketable securities	$51,289	$—	$51,289
Marketable securities at June 30, 2024 and December 31, 2023 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the three and six months ended June 30, 2024 and 2023. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive income.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,025	$—	$—	$28,025
Treasury bills	—	20,757	—	20,757
	$28,025	$20,757	$—	$48,782
Liabilities:
Contingent earn-out liability	$—	$—	$5,706	$5,706
Contingently issuable common stock liability	—	—	2,256	2,256
Public Warrant liability	3,852	—	—	3,852
	$3,852	$—	$7,962	$11,814

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,829	$—	$—	$57,829
Treasury bills	—	51,289	—	51,289
	$57,829	$51,289	$—	$109,118
Liabilities:
Contingent earn-out liability	$—	$—	$29,119	$29,119
Contingently issuable common stock liability	—	—	6,530	6,530
Public Warrant liability	10,889	—	—	10,889
	$10,889	$—	$35,649	$46,538
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, all outstanding treasury bills, which totaled $20.8 million and $51.3 million, respectively, had original maturities greater than 3 months and are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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
During each of the six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of June 30, 2024, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of June 30, 2024 were as follows: 87.5% expected stock price volatility, a risk-free rate of return of 4.8%, a 25% likelihood of change in control and a remaining term of 1.7 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2023	$29,119
Change in fair value	(23,413)
Balance at June 30, 2024	$5,706
The decrease in fair value of the contingent earn-out liability is primarily due to lowered probability to achieve the stock price milestones based on the Company's current stock price and a shorter remaining term.
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares will vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of June 30, 2024, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of June 30, 2024 were as follows: 85% expected stock price volatility, a risk-free rate of return of 4.7%, a 25% likelihood of change in control and a remaining term of 2.0 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2023	$6,530
Change in fair value	(4,274)
Balance at June 30, 2024	$2,256
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of June 30, 2024, 14,324,893 Public Warrants are outstanding.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2023	$10,889
Change in fair value	(7,037)
Balance at June 30, 2024	$3,852
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

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2024:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$1,670	$—	$—	$1,670
Subscription revenue	67,956	59,326	63,842	191,124
Service revenue	24,238	23,019	21,076	68,333
License fee and other revenue	1,789	10	21	1,820
Total revenue	$95,653	$82,355	$84,939	$262,947
The amount of minimum future leases is based on expected income recognition. As of June 30, 2024, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2024 (six months remaining)	$34,992
2025	63,964
2026	52,682
2027	32,219
2028	7,133
Thereafter	134
$191,124
Contract Balances from Contracts with Customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of June 30, 2024 and December 31, 2023, the Company had $1.7 million and $3.7 million in current portion of contract assets and $0.1 million and $0.5 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $14.1 million and $31.4 million during the three and six months ended June 30, 2024, respectively, that was included in the December 31, 2023 deferred revenue balance. The Company recognized revenue of $5.3 million and $12.1 million during the three and six months ended June 30, 2023, respectively, that was included in the December 31, 2022 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2023	$71,490
Revenue recognized in relation to the beginning of the year contract liability balance	(31,445)
Revenue deferred	39,778
Balance at June 30, 2024	$79,823
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income on lease receivables	$41	$51	$83	$104
Lease income - operating leases	15,903	7,964	30,406	14,430
Total lease revenue	$15,944	$8,015	$30,489	$14,534
Interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties were $0.3 million and less than $0.1 million during the three months ended June 30, 2024 and June 30, 2023, respectively. Revenue related to leases entered into with related parties were $0.6 million and $0.2 million during the six months ended June 30, 2024 and June 30, 2023, respectively.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands). Certain prior period amounts have been reclassified to conform to current period presentation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue	$2,044	$7,243	$2,647	$15,997
Subscription revenue	15,903	7,964	30,406	14,430
Service revenue	5,553	3,905	10,937	6,691
License fees	1,717	—	2,441	—
Professional services and other revenue	323	713	777	1,288
Total revenue	$25,540	$19,825	$47,208	$38,406

Commissions

The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $11.9 million and $11.4 million as of June 30, 2024 and December 31, 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized commission expense of $1.6 million and $1.5 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized commission expense of $3.0 million and $3.1 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2023	$(582)
Provisions	(206)
Write-offs, net of recoveries	3
Balance at June 30, 2024	$(785)
7. Inventory
Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$2,974	$1,869
Finished goods	15,630	7,638
Total	$18,604	$9,507
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computers and telecom equipment	$1,574	$1,331
Lab equipment	4,494	1,171
Furniture and fixtures	111	111
Leasehold improvements	592	566
Leased equipment	97,746	80,206
Capitalized software	12,396	8,629
Sales demo equipment	3,180	2,758
Equipment held for lease[1]	22,739	32,910
Construction in progress	1,415	2,493
	144,247	130,175
Less: Accumulated depreciation and amortization	(24,202)	(17,254)
	$120,045	$112,921
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of June 30, 2024 and December 31, 2023, the net book value of capitalized software was $10.1 million and $7.0 million, respectively. These amounts include $1.2 million and $0.7 million of capitalized stock compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $4.0 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, which included amortization expense of capitalized software of $0.3 million and $0.2 million, respectively. Depreciation and amortization expense related to property and

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
equipment was $7.4 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively, which included amortization expense of capitalized software of $0.6 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	June 30, 2024	December 31, 2023
Leased equipment	$97,746	$80,206
Accumulated depreciation	(18,896)	(13,283)
Leased equipment, net	$78,850	$66,923
Depreciation expense related to leased units was $3.2 million and $1.8 million during the three months ended June 30, 2024 and 2023, respectively, and $6.1 million and $3.2 million during the six months ended June 30, 2024 and 2023, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
The Company did not record any loss from impairment of property and equipment during the three and six months ended June 30, 2024 and recorded $0.2 million and $0.3 million of loss from impairment of property and equipment during the three and six months ended June 30, 2023, respectively. This primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in an impairment of the remaining economic value of such units.
9. Long-term Debt
In December 2022, the Company entered into a loan and security agreement (the “2022 SVB Credit Agreement”) with Silicon Valley Bank (“SVB”) in order to finance purchases of hardware to be leased to customers. On March 10, 2023, SVB was closed by California state regulators and the FDIC was appointed as receiver. Subsequently, on March 31, 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. During the six months ended June 30, 2023, the Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write-off of $0.3 million of unamortized debt issuance costs. The Company had no long-term debt as of June 30, 2024 and December 31, 2023.
10. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.1%	4.2%
Expected term (in years)	6.1	6.1
Expected volatility	90.0%	87.5%
Expected dividend yield	0.0%	0.0%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s stock option activity since December 31, 2023 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2023	20,324,528	$1.04
Granted	2,725,625	3.63
Exercised	(1,342,136)	0.48
Forfeited	(13,085)	0.42
Expired	(13,141)	0.42
Outstanding as of June 30, 2024	21,681,791	$1.40
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2023:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2023	13,046,679	$3.49
Granted	8,422,954	3.57
Vested	(4,441,906)	3.44
Forfeited	(910,339)	3.74
Nonvested as of June 30, 2024	16,117,388	$3.54
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2023:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2023	380,000	$2.64
Granted	—	—
Vested	(380,000)	2.64
Forfeited	—	—
Nonvested as of June 30, 2024	—	$—
Finback Common Stock Warrants
In January 2021, the Company granted equity classified warrants (the “Finback Common Stock Warrants”) to purchase 2,552,913 shares of the Company's Class A common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC (“Finback”), a consulting group affiliated with one of the Company's stockholders. The Finback Common Stock Warrants vest upon meeting certain sales criteria as defined in a business development agreement (the “Finback BDA”), which had a term of 3 years. The Finback BDA expired on January 1, 2023 but included a 1-year “tail period” expiring on January 1, 2024. During the tail period, the Finback Common Stock Warrants continued to vest related to any sale consummated by the Company for which it was determined Finback provided services prior to January 1, 2023

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in furtherance of the sale. The Finback Common Stock Warrants expire in January 2031. The Finback Common Stock Warrants are accounted for under ASC 718 Compensation – Stock Compensation as the warrants vest upon certain performance conditions being met.
As of June 30, 2024, 117,423 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $0.3 million, and there were no Finback Common Stock Warrants that were unvested, given the expiration of the 1-year tail period on January 1, 2024. The Company recognized compensation expense for the Finback Common Stock Warrants when the warrants vested based on meeting the specified sales criteria. During the three and six months ended June 30, 2024, there was no stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants. During the three and six months ended June 30, 2023, the Company recorded $0.8 million and $1.4 million of stock-based compensation expense, respectively, within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$173	$184	$311	$329
Research and development	1,219	1,238	2,101	2,075
Sales and marketing	2,724	2,508	5,683	4,506
General and administrative	3,308	2,759	5,739	4,822
Total stock-based compensation expense	$7,424	$6,689	$13,834	$11,732
11. Income Taxes
There is no provision for income taxes for the three and six months ended June 30, 2024 and 2023 because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.
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
12. Net Income (Loss) per Share
In periods in which the Company reported net income, net income attributable to common stockholders is computed using the two-class method as the Founder Shares are classified as participating securities containing rights to receive dividends. In accordance with the two-class method, a portion of net income is allocated to participating securities and excluded from the calculation of income allocated to common stock.
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury stock

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
method. Basic and diluted net income (loss) per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$3,462	$(66,754)	$(8,182)	$(95,363)
Reallocation of net income attributable to participating securities	(41)	—	—	—
Net income (loss) attributable to common stockholders – basic and diluted	$3,421	$(66,754)	$(8,182)	$(95,363)

Denominator:
Weighted average common shares outstanding – basic	156,473,080	148,882,160	154,774,899	147,664,534
Weighted average effect of potentially dilutive securities:
Stock options	13,047,919	—	—	—
Restricted stock units	1,940,411	—	—	—
Finback Common Stock Warrants	102,533	—	—	—
Total potentially dilutive securities	15,090,863	—	—	—
Weighted average common shares outstanding – diluted	171,563,943	148,882,160	154,774,899	147,664,534
Net income (loss) per share attributable to common stockholders - basic	$0.02	$(0.45)	$(0.05)	$(0.65)
Net income (loss) per share attributable to common stockholders - diluted	$0.02	$(0.45)	$(0.05)	$(0.65)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options issued and outstanding	7,237,746	22,340,997	21,681,791	22,340,997
Public Warrants to purchase common stock	14,324,893	14,324,893	14,324,893	14,324,893
Warrants to purchase common stock (Finback)	—	1,590,984	117,423	1,590,984
Unvested restricted stock units	8,843,186	12,451,740	16,117,388	12,451,740
Unvested performance stock units	—	407,000	—	407,000
Earn-out shares*	15,000,000	15,000,000	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500	1,897,500	1,897,500
	47,303,325	68,013,114	69,138,995	68,013,114
*Issuance of Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. (“Motorola”), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended June 30, 2024 and 2023, revenue from Motorola's distributor services was $2.0 million and $2.9 million, respectively. During the six months ended June 30, 2024 and 2023, revenue from Motorola's distributor services was $3.9 million and $6.2 million, respectively. As of June 30, 2024 and December 31, 2023, accounts receivable related to Motorola’s distributor services was $2.9 million and $1.2 million, respectively.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement with Stanley Black & Decker, an investor in the Company. Stanley Black & Decker's electronic security business was acquired by Securitas AB (“Securitas”) in 2023. Securitas, directly or through its affiliates, resells the Company's products. Effective in the first quarter of 2024, while the reseller agreement is still in effect, Securitas is no longer considered a related party. During the three and six months ended June 30, 2023, revenue from Securitas' reseller services was $0.5 million and $0.9 million, respectively. As of December 31, 2023, accounts receivable related to Securitas' reseller services was $0.6 million.
14. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company provides indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred or accrued for any material costs as a result of such indemnifications in its condensed consolidated financial statements as of June 30, 2024 or December 31, 2023.
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
The Company has identified certain claims as a result of which a loss may be incurred. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. Except for the regulatory matters discussed below, based upon information presently known to management, the Company has not accrued a loss for any other legal matters, as a loss is not probable and reasonably estimable. The pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. The results of legal proceedings are inherently uncertain, and material adverse outcomes are reasonably possible.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2024, an Evolv shareholder filed in the U.S. District Court for the District of Massachusetts a putative class action lawsuit, captioned Raby v. Evolv Technologies Holdings, Inc., et al. case number 1:24-cv-10761, alleging that Evolv and certain of its current and former executives and other individuals violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements concerning the Company’s products. This litigation is in the preliminary stages, and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. The Company intends to vigorously defend itself in this matter.
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
In view of the inherent unpredictability of such regulatory and governmental matters, the Company cannot determine with certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines or penalties, if any, that may result from such matters. The Company establishes reserves for such matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving such matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on the condensed consolidated financial statements in particular quarterly or annual periods. The Company accrues amounts for certain matters for which losses are considered to be probable of occurring based on its reasonable estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from the Company's current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however the Company cannot estimate a range of the potential losses for these matters.
Any resolution or litigation with the FTC, the SEC or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate. As of June 30, 2024, we have accrued $1.1 million for such matters. These amounts were recorded in other accrued liabilities in the condensed consolidated balance sheets and the associated expenses were recorded in general and administrative expenses in the condensed consolidated statements of operations. There can be no assurance as to the timing or the terms of the ultimate outcome of these investigations. Actual loss can be significantly greater or less than our estimated accrual. Legal fees incurred in connection with ongoing legal matters are considered period costs and are expensed as incurred.
We can offer no assurances as to the outcome of these investigations or their potential effect, if any, on us or our results of operations. There can be no assurance whether there will be further information requests or potential enforcement action or litigation, which is necessarily uncertain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of our 2023 Form 10-K and in other parts of this Quarterly Report on Form 10-Q.

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
Business Overview
We are a leading security technology company pioneering AI-based screening designed to help create safer experiences, with key market categories that include education, healthcare, sports, and live entertainment.
Our solutions combine proprietary software and hardware, delivered as a long-term Software-as-a-Service subscription model. Our flagship product, Evolv Express®, uses advanced sensors, artificial intelligence powered software, and cloud services to reliably detect firearms, improvised explosives, and certain types of knives while ignoring many harmless items such as cell phones and keys. Our solutions and services are designed to capture valuable visitor data customers can leverage to inform their security operations, while providing end-users with an approachable and non-intrusive security experience.
Our products have screened over 1.5 billion visitors worldwide since our inception. We believe that we have screened more people through advanced systems than any organization other than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for lease or purchase and primarily under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $25.5 million and $19.8 million for the three months ended June 30, 2024 and 2023, respectively. We generated operating losses for the three months ended June 30, 2024 and 2023 of $22.3 million and $23.6 million, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations, and if necessary, debt financings. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources.” Additionally, as discussed in Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended June 30, 2024, certain legal proceedings, including government investigations, have been initiated involving us. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. During the three months ended June 30, 2024, we accrued $1.1 million related to such matters. However, the ultimate amount or range of potential loss, which might result to the Company may differ materially from our current estimates.

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

Continued Investment and Innovation
We are a leading security technology company pioneering AI-based screening designed to help create safer experiences. Our investment into our research and development program drives growth by improving our existing products, developing potential new products for the market and expanding what is possible for physical security.

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
Lease arrangements generally include both lease and non-lease components. The non-lease components relate to (1) distinct services, including professional services, SaaS, and maintenance, and (2) any add-on accessories. Professional services are included in license fees and other revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment lease, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our consolidated statements of operations and comprehensive income (loss).
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to Evolv Express units sold to customers. Customers generally pay either a quarterly or annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years.
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the consolidated statements of operations and comprehensive income (loss). We expect license fee and other revenue to continue to increase as we continue to focus our go-to-market strategy on our distributor licensing sales model.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will increase for the year ending December 31, 2024 compared to the year ended December 31, 2023 primarily due to an overall increase in personnel related expense.

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
Loss on Extinguishment of Debt
In December 2022, the Company entered into a loan and security agreement (the “2022 SVB Credit Agreement”) with Silicon Valley Bank (“SVB”) in order to finance purchases of hardware to be leased to customers. On March 10, 2023, SVB was closed by California state regulators and the FDIC was appointed as receiver. Subsequently, the Company terminated the 2022 SVB Credit Agreement on March 31, 2023. As a result of the termination of the SVB Credit Agreement, the Company incurred a loss on extinguishment of debt.
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
Change in Fair Value of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are currently exercisable and expire in July 2026. We assessed the features of these warrants and determined that they qualify for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss) with the offset to additional paid-in capital.

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
Reclassification
During the year ended December 31, 2023, the Company began classifying revenue from professional services, which includes installation, training, and event support, as well as one-time revenue within license fee and other revenue on the consolidated statements of operations and comprehensive income (loss), whereas the revenue for these services has previously been included in service revenue. Correspondingly, the Company began classifying costs associated with professional services within cost of license fee and other revenue, whereas these costs were previously included in cost of service revenue. These reclassifications were made to align the presentation of professional services with the Company's internal reporting and analysis.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
Product revenue	$2,044	$7,243	$(5,199)	(72)%
Subscription revenue	15,903	7,964	7,939	100
Service revenue	5,553	3,905	1,648	42
License fee and other revenue	2,040	713	1,327	186
Total revenue	25,540	19,825	5,715	29
Cost of revenue:
Cost of product revenue	3,149	7,722	(4,573)	(59)
Cost of subscription revenue	6,436	3,406	3,030	89
Cost of service revenue	1,311	1,014	297	29
Cost of license fee and other revenue	172	270	(98)	(36)
Total cost of revenue	11,068	12,412	(1,344)	(11)
Gross profit	14,472	7,413	7,059	95
Operating expenses:
Research and development	5,722	6,395	(673)	(11)
Sales and marketing	16,892	13,613	3,279	24
General and administrative	14,185	10,874	3,311	30
Loss from impairment of property and equipment	—	157	(157)	(100)
Total operating expenses	36,799	31,039	5,760	19
Loss from operations	(22,327)	(23,626)	1,299	5
Other income (expense), net:
Interest income	681	1,853	(1,172)	(63)
Other income (expense), net	(39)	(22)	(17)	(77)
Change in fair value of contingent earn-out liability	16,514	(28,113)	44,627	159
Change in fair value of contingently issuable common stock liability	3,747	(5,095)	8,842	174
Change in fair value of public warrant liability	4,886	(11,751)	16,637	142
Total other income (expense), net	25,789	(43,128)	68,917	160
Net income (loss)	$3,462	$(66,754)	$70,216	105%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 84 new customers during the three months ended June 30, 2024 and 74 new customers during the three months ended June 30, 2023, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Product revenue	$2,044	$7,243	$(5,199)	(72)%
Cost of product revenue	$3,149	$7,722	$(4,573)	(59)%
Gross profit - Product revenue	$(1,105)	$(479)	$(626)	(131)%
Gross profit margin - Product revenue	(54)%	(7)%	N/A	(47)%
The decreases in product revenue and cost of product revenue are primarily due to a continued transition to pure subscription sales and sales under our distributor model during the preceding twelve months. The decrease in product gross profit margin for the three months ended June 30, 2024 compared to the prior year period is primarily attributable to $0.4 million of expense related to an increase to our inventory reserve and $0.3 million increase in manufacturing expenses.
Subscription Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Subscription revenue	$15,903	$7,964	$7,939	100%
Cost of subscription revenue	$6,436	$3,406	$3,030	89%
Gross profit - Subscription revenue	$9,467	$4,558	$4,909	108%
Gross profit margin - Subscription revenue	60%	57%	N/A	2%
The increases in subscription revenue, cost of subscription revenue and subscription gross profit are primarily due to continued growth in our customer base for the three months ended June 30, 2024 compared to the prior year period, which was due to a transition to our pure subscription model and a higher number of active Evolv Express units deployed under our pure subscription model.
Service Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Service revenue	$5,553	$3,905	$1,648	42%
Cost of service revenue	$1,311	$1,014	$297	29%
Gross profit - Service revenue	$4,242	$2,891	$1,351	47%
Gross profit margin - Service revenue	76%	74%	N/A	2%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor model, for the three months ended June 30, 2024 compared to the prior year period.
License fee and other revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
License fee and other revenue	$2,040	$713	$1,327	186%
Cost of license fee and other revenue	$172	$270	$(98)	(36)%
Gross profit - License fee and other revenue	$1,868	$443	$1,425	322%
Gross profit margin - License fee and other revenue	92%	62%	N/A	29%
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $1.7 million of license fees earned during the three months ended June 30, 2024 compared to no license fees earned during the prior year period under the Distribution and License Agreement which was executed in March 2023.
Research and Development Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$3,943	$4,313	$(370)	(9)%
Materials and prototypes	504	839	(335)	(40)%
Professional fees	929	926	3	—%
Other	346	317	29	9%
	$5,722	$6,395	$(673)	(11)%
The decrease in personnel related expenses is due to a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased, partially offset by an increase in payroll costs primarily resulting from new hires in our research and development function during the past twelve months. The decrease in materials and prototypes expense is due to decreased design and engineering costs related to the development of the next generation of our Evolv Express system. Professional fees and other expense remained consistent.
Sales and Marketing Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$12,514	$10,258	$2,256	22%
Advertising and direct marketing	1,044	612	432	71%
Travel and entertainment	1,388	1,252	136	11%
Professional fees	880	569	311	55%
Other	1,066	922	144	16%
	$16,892	$13,613	$3,279	24%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting primarily from new hires in our sales and marketing functions to support increased sales volume during the past twelve months and certain other one-time employee-related costs. Stock compensation expense included in sales and marketing expenses was $2.7 million for the three months ended June 30, 2024 compared to $2.5 million for the three months ended June 30, 2023. The increase in advertising and direct marketing expense is primarily due to an increase in expenses related to trade shows and events. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings. Professional fees increased due primarily to an increase in marketing consulting costs. Other expense increased primarily due to an increase in IT and software subscription costs.

General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$6,918	$6,113	$805	13%
Professional fees	1,791	1,504	287	19%
Insurance costs	766	1,093	(327)	(30)%
Other	4,710	2,164	2,546	118%
	$14,185	$10,874	$3,311	30%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $3.3 million for the three months ended June 30, 2024 compared to $2.8 million for the three months ended June 30, 2023. The increase in professional fees was primarily related to an increase in outsourced accounting consultancy and audit fees. The decrease in insurance costs was primarily related to a decrease in director and officer insurance premiums. Other expense increased primarily due to a $1.1 million accrual for ongoing regulatory matters and $1.1 million of certain one-time expenses incurred during the three months ended June 30, 2024 compared to $0.4 million for the three months ended June 30, 2023, as well as increases in rent for additional leased space, IT and software subscription costs, and bad debt expenses.
Loss From Impairment of Property and Equipment
No loss from impairment of property and equipment was recognized for the three months ended June 30, 2024, compared to $0.2 million for the three months ended June 30, 2023, primarily related to the removal of Evolv Express units from service, resulting in impairment of the remaining economic value of such units.
Interest Income
Interest income of $0.7 million for the three months ended June 30, 2024 and $1.9 million for the three months ended June 30, 2023 related primarily to interest earned on money market funds and the accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $16.5 million gain and $28.1 million loss for the three months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $3.7 million gain and $5.1 million loss for the three months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $4.9 million gain and a $11.8 million loss for the three months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
Product revenue	$2,647	$15,997	$(13,350)	(83)%
Subscription revenue	30,406	14,430	15,976	111
Service revenue	10,937	6,691	4,246	63
License fee and other revenue	3,218	1,288	1,930	150
Total revenue	47,208	38,406	8,802	23
Cost of revenue:
Cost of product revenue	5,926	18,300	(12,374)	(68)
Cost of subscription revenue	12,215	5,757	6,458	112
Cost of service revenue	2,522	1,597	925	58
Cost of license fee and other revenue	301	574	(273)	(48)
Total cost of revenue	20,964	26,228	(5,264)	(20)
Gross profit	26,244	12,178	14,066	116
Operating expenses:
Research and development	11,927	11,784	143	1
Sales and marketing	32,897	26,417	6,480	25
General and administrative	26,025	19,800	6,225	31
Loss from impairment of property and equipment	—	294	(294)	(100)
Total operating expenses	70,849	58,295	12,554	22
Loss from operations	(44,605)	(46,117)	1,512	3
Other income (expense), net:
Interest expense	—	(654)	654	100
Interest income	1,766	2,806	(1,040)	(37)
Other expense, net	(67)	(3)	(64)	(2,133)
Loss on extinguishment of debt	—	(626)	626	*
Change in fair value of contingent earn-out liability	23,413	(31,431)	54,844	174
Change in fair value of contingently issuable common stock liability	4,274	(5,837)	10,111	173
Change in fair value of public warrant liability	7,037	(13,501)	20,538	152
Total other income (expense), net	36,423	(49,246)	85,669	174
Net loss	$(8,182)	$(95,363)	$87,181	91%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 137 new customers during the six months ended June 30, 2024 and 135 new customers during the six months ended June 30, 2023, (iii) the expansion of our existing customers’ initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Product revenue	$2,647	$15,997	$(13,350)	(83)%
Cost of product revenue	$5,926	$18,300	$(12,374)	(68)%
Gross profit - Product revenue	$(3,279)	$(2,303)	$(976)	(42)%
Gross profit margin - Product revenue	(124)%	(14)%	N/A	(109)%
The decreases in product revenue and cost of product revenue are primarily due to a continued transition to pure subscription sales and sales under our distributor model during the preceding twelve months. The decrease in product gross profit margin for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily attributable to $1.0 million of expense related to an increase to our inventory reserve and $1.2 million of expense associated with adverse non-cancellable inventory purchase commitments during the six months ended June 30, 2024, both of which relate primarily to the ongoing transition of our manufacturing operations to the next generation of Evolv Express systems and the determination that certain components within our legacy systems will not be used in the next generation systems.
Subscription Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Subscription revenue	$30,406	$14,430	$15,976	111%
Cost of subscription revenue	$12,215	$5,757	$6,458	112%
Gross profit - Subscription revenue	$18,191	$8,673	$9,518	110%
Gross profit margin - Subscription revenue	60%	60%	N/A	—%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which was due to a transition to our pure subscription model and a higher number of active Evolv Express units deployed under our pure subscription contract model.

Service Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Service revenue	$10,937	$6,691	$4,246	63%
Cost of service revenue	$2,522	$1,597	$925	58%
Gross profit - Service revenue	$8,415	$5,094	$3,321	65%
Gross profit margin - Service revenue	77%	76%	N/A	1%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor model, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
License fee and other revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
License fee and other revenue	$3,218	$1,288	$1,930	150%
Cost of license fee and other revenue	$301	$574	$(273)	(48)%
Gross profit - License fee and other revenue	$2,917	$714	$2,203	309%
Gross profit margin - License fee and other revenue	91%	55%	N/A	35%
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $2.4 million of license fees earned during the six months ended June 30, 2024 compared to no license fees earned during the six months ended June 30, 2023 under the Distribution and License Agreement which was executed in March 2023.
Research and Development Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$7,930	$8,160	$(230)	(3)%
Materials and prototypes	1,343	1,197	146	12%
Professional fees	1,846	1,925	(79)	(4)%
Other	808	502	306	61%
	$11,927	$11,784	$143	1%
The decrease in personnel related expenses is due to a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased, partially offset by an increase in payroll costs primarily resulting from new hires in our research and development function during the past twelve months. The increase in materials and prototypes expense is due to inventory reserve on unused components offset by the decreased design and engineering costs, both of which relate primarily to the development of the next generation of our Evolv Express system. The decrease in professional fees primarily relates to higher amount of costs capitalized related to internal-use software and software embedded in products to be sold or leased, offset by consulting costs incurred for product development and engineering. The increase in other expense is primarily due to an increase in IT and software subscription costs.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$24,506	$19,707	$4,799	24%
Advertising and direct marketing	1,854	1,827	27	1%
Travel and entertainment	2,658	2,142	516	24%
Professional fees	1,839	1,094	745	68%
Other	2,040	1,647	393	24%
	$32,897	$26,417	$6,480	25%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume and certain other one-time employee-related costs. Stock compensation expense included in sales and marketing expenses was $5.7 million for the six months ended June 30, 2024 compared to $4.5 million for the six months ended June 30, 2023. Advertising and direct marketing expense remained consistent. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales personnel meetings. Professional fees increased due primarily to an increase in marketing consulting costs. Other expense increased primarily due to an increase in IT and software subscription costs.
General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Personnel related (including stock-based compensation)	$13,156	$11,173	$1,983	18%
Professional fees	4,337	2,909	1,428	49%
Insurance costs	1,508	2,066	(558)	(27)%
Other	7,024	3,652	3,372	92%
	$26,025	$19,800	$6,225	31%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $5.7 million for the six months ended June 30, 2024 compared to $4.8 million for the six months ended June 30, 2023. The increase in professional fees was primarily related to an increase in outsourced accounting consultancy and audit fees. The decrease in insurance costs was primarily related to a decrease in director and officer insurance premiums. Other expense increased primarily due to a $1.1 million accrual for ongoing regulatory matters and $1.6 million of certain one-time expenses incurred during the six months ended June 30, 2024 compared to $0.5 million for the six months ended June 30, 2023, as well as increases in rent for additional leased space, IT and software subscription costs, and property taxes.
Loss From Impairment of Property and Equipment
No loss from impairment of property and equipment was recognized for the six months ended June 30, 2024, compared to $0.3 million for the six months ended June 30, 2023, primarily related to the removal of Evolv Express units from service, resulting in impairment of the remaining economic value of such units.
Interest Expense
No interest expense was recognized for the six months ended June 30, 2024, compared to $0.7 million for the six months ended June 30, 2023. During March 2023, the Company fully repaid all borrowings and accrued interest under its term loans with Silicon Valley Bank (“SVB”) pursuant to a loan and security agreement entered into in December 2022 (the “2022 SVB Credit Agreement”).

Interest Income
Interest income of $1.8 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively, related primarily to interest earned on money market funds and the accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $23.4 million gain and $31.4 million loss for the six months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $4.3 million gain and $5.8 million loss for the six months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $7.0 million gain and a $13.5 million loss for the six months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of June 30, 2024, we had $56.5 million in cash, cash equivalents, and marketable securities. We incurred a net income of $3.5 million and a net loss of $66.8 million for the three months ended June 30, 2024 and 2023, respectively, and incurred a net loss of $8.2 million and $95.4 million for the six months ended June 30, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $38.0 million and $8.8 million during the six months ended June 30, 2024 and 2023, respectively.
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
We expect our cash, cash equivalents, and marketable securities, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing team. While we are expecting a higher percentage of sales to go through our distribution model over time, we may require additional capital to respond to expected growth in the demand for equipment to support our “leased equipment” offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and in either the short-term or long-term may determine to engage in debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as public health emergencies, international political turmoil, including in Europe and the Middle East, and related international sanctions, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Financing Arrangements
During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. The Company has no debt outstanding as of June 30, 2024.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of June 30, 2024. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash, cash equivalents, and marketable securities amounted to $56.5 million as of June 30, 2024.

We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. We are required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space which is classified as restricted cash, non-current on the condensed consolidated balance sheet as of June 30, 2024. Total future minimum lease payments under this noncancelable operating lease amount to $2.5 million as of June 30, 2024.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(37,962)	$(8,755)
Net cash used in investing activities	5,851	(64,117)
Net cash provided by (used in) financing activities	636	(29,988)
Effect of exchange rate changes on cash and cash equivalents	11	(33)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,464)	$(102,893)
Operating Activities

	Six Months Ended June 30,
	2024	2023
Net loss	$(8,182)	$(95,363)
Non-cash expense	(10,611)	68,230
Changes in operating assets and liabilities	(19,169)	18,378
Net cash used in operating activities	$(37,962)	$(8,755)
Net loss decreased from $95.4 million for the six months ended June 30, 2023 to $8.2 million for the six months ended June 30, 2024 primarily due to changes in the fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability. See "Results of Operations" above for further discussion.
Non-cash expense for the six months ended June 30, 2024 is primarily attributable to $13.8 million of stock-based compensation expense, $7.4 million of depreciation and amortization, and $34.7 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability. Non-cash expense for the six months ended June 30, 2023 is primarily attributable to $11.7 million of stock-based compensation expense, $4.1 million of depreciation and amortization, $0.6 million of loss from extinguishment of debt, and $50.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability.

Changes in operating assets and liabilities for the six months ended June 30, 2024 are primarily related to the following:
•$14.0 million increase in accounts receivable primarily due to the timing of customer billings;
•$10.4 million increase in inventory primarily due to increased purchases to satisfy future expected demand and for the ongoing transition to the next generation of Evolv Express systems;
•$3.0 million increase in prepaid expenses and other current assets primarily due to prepaid deposits related to orders placed for Evolv Express units; partially offset by
•$8.3 million increase in deferred revenue due to a higher volume of sales;
•$1.7 million decrease in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid) due primarily to the timing of vendor payments; and
•$2.3 million decrease in contract assets related to the timing of revenue recognition.
Changes in operating assets and liabilities for the six months ended June 30, 2023 are primarily related to the following:
•$5.1 million decrease in inventory primarily due to a higher proportion of finished goods recorded as property and equipment based on our expectations of the future mix of Evolv Express units to be leased to customers versus sold to customers;
•$24.1 million increase in deferred revenue due to a higher volume of sales; partially offset by
•$7.4 million decrease in accounts payable (excluding the non-cash change in capital expenditures incurred but not yet paid from December 31, 2022 to June 30, 2023) primarily due to a decrease in inventory
Investing Activities
During the six months ended June 30, 2024, cash used in investing activities was $5.9 million, consisting of $21.1 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers and $3.4 million for the development of internal-use software and software embedded in products to be sold or leased, offset by a net $30.3 million inflow related to purchases and redemptions of marketable securities.

During the six months ended June 30, 2023, cash used in investing activities was $64.1 million, consisting primarily of $33.2 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, $29.4 million outflow related to purchases of marketable securities, and $1.6 million for the development of internal-use software.
Financing Activities
During the six months ended June 30, 2024, cash used in financing activities was $0.6 million, consisting of $0.6 million of proceeds from the exercise of stock options.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of the 2023 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses in our internal control over financial reporting as described below.
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
•Over the past year, we implemented controls related to, among other items, (i) the period-end financial reporting process and classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual and complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period, (iv) completeness and accuracy of accounts payable and accrued liabilities, and (v) completeness, accuracy, valuation, and classification of cash equivalents and marketable securities.
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

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts described in the “Remediation Plan for the Material Weaknesses” section above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various claims, lawsuits, government and regulatory inquiries and investigations, and other legal and administrative proceedings arising in the ordinary course of business. The information required under this Item 1 is set forth in Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and six months ended June 30, 2024 and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes to the risk factors described in our 2023 Form 10-K. For a discussion of potential risks and uncertainties related to us, see Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K.

We are subject to government regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business.
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
The marketing and sale of our products are also subject to extensive regulation by various federal agencies, including the FTC, as well as various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold and industry codes of conduct. From time to time, we receive government regulatory inquiries and requests for information and our approach is to be cooperative and educate them about our company and products. For example, the FTC has requested information about certain aspects of our marketing practices. We are complying with the FTC's requests and have been cooperating with them to answer their questions and educate them about our mission. In February 2024, we received a subpoena from the SEC, Division of Enforcement, requesting that we produce certain documents and information. The Company is cooperating with the FTC and SEC with respect to the investigations. We can offer no assurances as to the outcome of these investigations or their potential effect, if any, on us or our results of operations. Any inability to adequately address the FTC’s or SEC's concerns or comply with applicable laws, regulations, and policies, could result in litigation, enforcement actions or significant penalties or claims, which could, in turn, divert financial and management resources, damage our reputation, inhibit sales, and otherwise adversely affect our business. Any resolution or litigation with the FTC, SEC or other parties could ultimately result in monetary and/or injunctive relief that may impose costs on us and/or require us to make changes to our business practices and marketing activities and could adversely impact our customer relationships.
In addition to the possibility of fines, injunctive relief, lawsuits and other claims, as a result of any pending or any future regulatory enforcement proceedings or inquiries we could be required to fundamentally change our business practices. Responding to these or other investigations alone can be costly and time-consuming. Any of these events could materially adversely affect our operating results and financial condition. See also Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the six months ended June 30, 2024 for additional information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2024, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 8, 2024

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Mark Donohue
Name:	Mark Donohue
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)