Form 10-Q
period 2024-09-30
Evolv Technologies Holdings, Inc.
filed 2025-04-28
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2025, there were 163,470,325 shares of Class A common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE
Introduction
As previously announced in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 25, 2024, the Board of Directors (the “Board”) of Evolv Technologies Holdings, Inc. (“we,” “us,” “our,” the “Company” and “Evolv”) determined on October 24, 2024 that the Company’s previously issued consolidated financial statements and other financial data for the fiscal years ended December 31, 2022 and December 31, 2023 contained in its Annual Report on Form 10-K for the year ended December 31, 2023, and its condensed consolidated financial statements for the quarters and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024 contained in its Quarterly Reports on Form 10-Q (collectively, the “Non-Reliance Periods”), should no longer be relied upon because of misstatements related to accounting for certain sales transactions. As a result of these misstatements, the Company is restating certain financial information for the Non-Reliance Periods. The restated interim financial information for the three and nine months ended September 30, 2023 (the "Form 10-Q") is included herein and we have not filed, and do not intend to file, amendments to any of our filings that we have previously filed with the SEC. Information with respect to the impact of the restatement on other Non-Reliance Periods is included in Annual Report on Form 10-K for the year ended December 31, 2024.
Restatement Background
In September 2024, an ad hoc committee of independent directors (the “Committee”) of the Board, under the direction of the Board, commenced an investigation (the “Investigation”) of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues.
As a result of the Investigation, the Committee determined that certain sales, including sales to one of its largest channel partners, were subject to extra-contractual terms and conditions, some of which were not shared with the Company’s accounting personnel, and that certain Company personnel engaged in misconduct in connection with those transactions. Furthermore, these extra-contractual terms and conditions were withheld from the Company’s Audit Committee of the Board (the “Audit Committee”) and the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”). The Committee also determined that certain accounting personnel were aware of indications of these extra-contractual terms and conditions during affected periods, and that related allegations were raised internally in July 2024 and known to senior finance and accounting personnel, but that those allegations were not escalated to the Audit Committee or communicated to PwC prior to the filing of the Company’s second quarter 2024 financial statements. As a result of the Investigation, the Board determined that new leadership was critical to moving the Company forward. In November 2024, the Company’s Chief Financial Officer resigned. Additionally, four other employees, including personnel from its sales, finance and accounting departments were terminated or resigned as a result of the investigation
Accordingly, the Committee determined that the accounting for certain sales transactions was materially inaccurate and that, among other things, revenue was prematurely or incorrectly recognized in connection with financial statements prepared for the Non-Reliance Periods. The Committee has determined that these misstatements are material for certain financial statements prepared for these periods and that the recognition of revenue in the proper periods impacted each of those financial statements. The Committee determined that the vast majority of this revenue was prematurely rather than incorrectly recognized. Other previously reported metrics that are a function of revenue were also misstated as a result of these revenue misstatements.
Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements (the “Financial Statement Review”). As further detailed below, the Company also identified errors in the consolidated financial statements for the Non-Reliance Periods. Additionally, the Company is also adjusting for certain out-of-period errors that had been previously identified and determined to be immaterial.
Items Included in this Filing
This Form 10-Q includes the following information, in addition to the financial statements and related disclosures for the three and nine months ended September 30, 2024:
•restated balance sheet information and related disclosures as of December 31, 2023; and
•restated unaudited interim statement of operations, statement of stockholders' equity, and statement of cash flows and related disclosures for the quarterly period and year-to-date period ended September 30, 2023.
Refer to Note 2 “Restatement of Quarterly Financial Information (Unaudited)” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information, including a summary of the impacts of these adjustments.
Items Not Included in this Filing
Refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed on April 28, 2025, for the following information in addition to the financial statements and related disclosures for the year ended December 31, 2024:
•restated unaudited balance sheet information and related disclosures as of September 30, 2023 ; and
•restated unaudited interim balance sheet information, statement of operations and comprehensive loss, statement of stockholders' equity, and statement of cash flows as of and for the quarterly periods and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, March 31, 2024 and June 30, 2024.
Internal Control-related Considerations
Management evaluated the Company’s internal control over financial reporting and determined that material weaknesses in the control environment, including the lack of a sufficient complement of personnel, risk assessment, and information and communication components of internal control, as well as the material weakness related to revenue control activities resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the condensed consolidated quarterly financial statements for the quarterly period ended September 30, 2024. These material weaknesses are in addition to previously disclosed material weaknesses, which resulted in adjustments and certain immaterial misstatements in the consolidated financial statements for the years ended December 31, 2019, 2020, 2021, 2022, and 2023 as well as certain quarterly periods within those years and the three and nine months ended September 30, 2024; the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; as well as the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting. See "Part I, Item 4, Controls and Procedures" for more information.

i

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including, without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our relationship with significant manufacturers and suppliers, our ability to obtain new customers and retain existing customers, and sell existing and prospective products, research and development costs, our ability to recruit, retain and train staff, the potential benefits of any change in our sales and fulfillment model, timing and likelihood of success, macroeconomic, market and technology trends, the government regulations that we are subject to, potential exposure to litigation, and plans and objectives of management for future operations and results, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements though not all forward-looking statement use these word or expressions.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
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
As of the last business day of the quarter ended June 30, 2024, we have qualified as a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. Consistent with Section 5120.1(d) of the Financial Reporting Manual, we have elected to reflect this status immediately. Because our 2023 revenues were less than $100 million and we are eligible to report as a smaller reporting company, we qualified as a non-accelerated filer as of December 31, 2024.
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$46,033	$67,162
Restricted cash	275	275
Marketable securities	9,960	51,289
Accounts receivable, net of allowance for expected credit losses of $953 and $582 as of September 30, 2024 and December 31, 2023, respectively*	34,855	21,547
Inventory	16,276	10,344
Current portion of contract assets	696	1,397
Current portion of commission asset	5,256	4,387
Prepaid expenses and other current assets	21,050	16,957
Total current assets	134,401	173,358
Contract assets, noncurrent	672	964
Commission asset, noncurrent	7,385	7,249
Property and equipment, net	120,842	113,161
Operating lease right-of-use assets	14,297	1,195
Other assets	869	1,202
Total assets	$278,466	$297,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,619	$17,400
Accrued expenses and other current liabilities	17,016	15,703
Current portion of deferred revenue	61,649	46,808
Current portion of operating lease liabilities	2,191	1,391
Total current liabilities	89,475	81,302
Deferred revenue, noncurrent	23,867	25,149
Operating lease liabilities, noncurrent	12,372	—
Contingent earn-out liability	14,027	29,119
Contingently issuable common stock liability	4,312	6,530
Public warrant liability	5,428	10,889
Total liabilities	149,481	152,989
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 158,288,746 and 151,310,080 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16	15
Additional paid-in capital	468,041	444,825
Accumulated other comprehensive loss	(128)	(53)
Accumulated deficit	(338,944)	(300,647)
Stockholders’ equity	128,985	144,140
Total liabilities and stockholders’ equity	$278,466	$297,129
*Includes related party accounts receivable, net of $1.1 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Revenue:
Product revenue	$1,344	$3,456	$4,789	$20,920
Subscription revenue	17,909	9,858	47,783	23,733
Service revenue	6,085	4,345	16,903	10,750
License fee and other revenue	2,022	2,302	5,290	3,582
Total revenue *	27,360	19,961	74,765	58,985
Cost of revenue:
Cost of product revenue	2,616	3,496	8,569	23,275
Cost of subscription revenue	7,348	4,157	19,242	9,776
Cost of service revenue	1,404	1,219	3,923	2,816
Cost of license fee and other revenue	183	198	484	772
Total cost of revenue	11,551	9,070	32,218	36,639
Gross profit	15,809	10,891	42,547	22,346
Operating expenses:
Research and development	5,810	6,386	18,056	18,170
Sales and marketing	14,966	14,408	47,836	40,642
General and administrative	13,976	11,261	39,875	31,054
Loss from impairment of property and equipment	209	28	209	322
Total operating expenses	34,961	32,083	105,976	90,188
Loss from operations	(19,152)	(21,192)	(63,429)	(67,842)
Other income (expense), net:
Interest expense	—	—	—	(654)
Interest income	628	1,791	2,394	4,597
Other income (expense), net	34	(64)	(33)	(67)
Loss on extinguishment of debt	—	—	—	(626)
Change in fair value of contingent earn-out liability	(8,321)	14,078	15,092	(17,353)
Change in fair value of contingently issuable common stock liability	(2,056)	2,277	2,218	(3,560)
Change in fair value of public warrant liability	(1,576)	8,156	5,461	(5,345)
Total other (expense) income, net	(11,291)	26,238	25,132	(23,008)
Net (loss) income	$(30,443)	$5,046	$(38,297)	$(90,850)
Net (loss) income attributable to common stockholders – basic and diluted (Note 14)	$(30,443)	$4,983	$(38,297)	$(90,850)

Weighted average common shares outstanding
Basic	157,709,229	150,206,893	155,760,149	148,521,299
Diluted	157,709,229	173,976,375	155,760,149	148,521,299
Net (loss) income per share
Basic	$(0.19)	$0.03	$(0.25)	$(0.61)
Diluted	$(0.19)	$0.03	$(0.25)	$(0.61)

Net (loss) income	$(30,443)	$5,046	$(38,297)	$(90,850)
Other comprehensive (loss) income
Cumulative translation adjustment	(86)	34	(75)	1
Total other comprehensive (loss) income	(86)	34	(75)	1
Total comprehensive (loss) income	$(30,529)	$5,080	$(38,372)	$(90,849)

*Includes related party revenue of $2.2 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $6.1 million and $9.1 million for the nine months ended September 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023 (restated)	151,310,080	$15	$444,825	$(53)	$(300,647)	$144,140
Issuance of common stock upon net exercise of stock options	519,089	1	301	—	—	302
Issuance of common stock upon vesting of restricted stock units	3,527,778	—	—	—	—	—
Stock-based compensation cost	—	—	6,605	—	—	6,605
Cumulative translation adjustment	—	—	—	3	—	3
Net loss (restated)	—	—	—	—	(11,272)	(11,272)
Balances at March 31, 2024 (restated)	155,356,947	$16	$451,731	$(50)	$(311,919)	$139,778
Issuance of common stock upon net exercise of stock options	823,047	—	335	—	—	335
Issuance of common stock upon vesting of restricted stock units	1,294,128	—	—	—	—	—
Stock-based compensation cost	—	—	7,679	—	—	7,679
Cumulative translation adjustment	—	—	—	8	—	8
Net income (restated)	—	—	—	—	3,418	3,418
Balances at June 30, 2024 (restated)	157,474,122	$16	$459,745	$(42)	$(308,501)	$151,218
Issuance of common stock upon net exercise of stock options	659,000	—	515	—	—	515
Issuance of common stock upon vesting of restricted stock units	155,624	—	—	—	—	—
Stock-based compensation cost	—	—	7,781	—	—	7,781
Cumulative translation adjustment	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(30,443)	(30,443)
Balances at September 30, 2024	158,288,746	$16	$468,041	$(128)	$(338,944)	$128,985

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022 (restated)	145,204,974	$15	$419,212	$(10)	$(192,599)	$226,618
Issuance of common stock upon net exercise of stock options	100,587	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	1,841,257	—	—	—	—	—
Issuance of common stock upon exercise of warrants	830,216	—	348	—	—	348
Stock-based compensation cost (restated)	—	—	5,092	—	—	5,092
Cumulative translation adjustment	—	—	—	(16)	—	(16)
Net loss (restated)	—	—	—	—	(28,677)	(28,677)
Balances at March 31, 2023 (restated)	147,977,034	$15	$424,685	$(26)	$(221,276)	$203,398
Issuance of common stock upon net exercise of stock options	775,193	—	310	—	—	310
Issuance of common stock upon vesting of restricted stock units	1,038,415	—	—	—	—	—
Issuance of common stock upon exercise of warrants	100	—	1	—	—	1
Stock-based compensation cost (restated)	—	—	6,788	—	—	6,788
Cumulative translation adjustment	—	—	—	(17)	—	(17)
Net loss (restated)	—	—	—	—	(67,219)	(67,219)
Balances at June 30, 2023 (restated)	149,790,742	$15	$431,784	$(43)	$(288,495)	$143,261
Issuance of common stock upon net exercise of stock options	731,870	—	273	—	—	273
Issuance of common stock upon vesting of restricted stock units	138,512	—	—	—	—	—
Stock-based compensation cost (restated)	—	—	6,116	—	—	6,116
Cumulative translation adjustment	—	—	—	34	—	34
Net income (restated)	—	—	—	—	5,046	5,046
Balances at September 30, 2023 (restated)	150,661,124	$15	$438,173	$(9)	$(283,449)	$154,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
		(Restated)
Cash flows from operating activities:
Net loss	$(38,297)	$(90,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,933	6,570
Write-off of inventory and change in inventory reserve	3,151	278
Loss from impairment of property and equipment	209	322
Stock-based compensation	21,364	17,771
Non-cash interest expense	—	22
Amortization (accretion) of premium (discount) on marketable securities, net of change in accrued interest	261	(482)
Non-cash lease expense	1,116	136
Change in allowance for expected credit losses	371	237
Loss on extinguishment of debt	—	626
Change in fair value of earn-out liability	(15,092)	17,353
Change in fair value of contingently issuable common stock	(2,218)	3,560
Change in fair value of public warrant liability	(5,461)	5,345
Changes in operating assets and liabilities
Accounts receivable	(13,679)	(929)
Inventory	(8,327)	4,170
Commission assets	(1,005)	(2,102)
Contract assets	993	(85)
Other assets	333	352
Prepaid expenses and other current assets	(4,093)	(1,973)
Accounts payable	216	(6,396)
Deferred revenue	13,559	39,357
Accrued expenses and other current liabilities	1,655	278
Operating lease liability	(1,046)	(218)
Net cash used in operating activities	(34,057)	(6,658)
Cash flows from investing activities:
Development of internal-use software	(4,773)	(2,202)
Purchases of property and equipment	(24,443)	(51,646)
Proceeds from sale of property and equipment	—	60
Purchases of marketable securities	(14,567)	(58,652)
Proceeds from maturities of marketable securities	55,635	19,647
Net cash provided by (used in) investing activities	11,852	(92,793)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,151	616
Proceeds from long-term debt	—	1,876
Repayment of principal on long-term debt	—	(31,876)
Payment of debt issuance costs and prepayment penalty	—	(332)
Net cash provided by (used in) financing activities	1,151	(29,716)
Effect of exchange rate changes on cash and cash equivalents	(75)	1
Net decrease in cash, cash equivalents and restricted cash	(21,129)	(129,166)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	67,437	230,058
Cash, cash equivalents and restricted cash at end of period	$46,308	$100,892
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$710
Supplemental disclosure of non-cash activities

	Nine Months Ended September 30,
	2024	2023
Transfer of property and equipment to inventory	$756	$191
Capital expenditures incurred but not yet paid	3,983	10,214
Capitalization of stock compensation	701	340
Finback exercise price	—	348
Operating lease liabilities arising from obtaining right-of-use assets	14,218	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,033	$99,617
Restricted cash	275	1,000
Restricted cash, noncurrent	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$46,308	$100,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of the Business and Basis of Presentation
Evolv Technologies Holdings, Inc. (the “Company”), a Delaware corporation, is a leading security technology company designed to transform human security to make a safer, faster, and better experience for the world's most iconic venues and companies as well as schools, hospitals, and public spaces, using industry leading artificial intelligence (AI)-powered screening and analytics.
The Company announced in the third quarter of 2024 the launch of a new product offering, Evolv eXpedite™, an autonomous AI-based weapons detection system for bags. This new offering, as well as existing products such as Evolv Express®, are designed to be integrated layers for detection as part of a unified Evolv Safer Experience System™. These products and their associated services are designed to capture valuable visitor data customers can leverage to inform their security operations, while providing end-users with an approachable and non-intrusive security experience. The Company is headquartered in Waltham, Massachusetts.

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
Liquidity and capital resources
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of September 30, 2024, the Company had $56.0 million in cash, cash equivalents, and marketable securities, and as of March 31, 2025, the Company had $35.0 million in cash, cash equivalents, and marketable securities. The Company incurred a net loss of $38.3 million and $90.9 million for the nine months ended September 30, 2024 and 2023, respectively. The Company incurred cash outflows from operating activities of $34.1 million and $6.7 million during the nine months ended September 30, 2024 and 2023, respectively. The Company expects to continue to generate losses for the foreseeable future.
The Company maintains substantially all of its cash, cash equivalents, and marketable securities in accounts with U.S. and multi-national financial institutions and its cash deposits at these institutions exceed Federal Deposit Insurance Corporation insured limits. The Company does not believe it is exposed to any unusual credit risk or deposit concentration risk beyond the ordinary credit risk associated with commercial banking relationships.
The Company expects its cash, cash equivalents, and marketable securities of $56.0 million as of December 31, 2024, together with cash it expects to generate from future operations, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expects to continue to strategically and carefully invest in various areas of the business to support that growth. The Company may require additional capital to respond to expected growth in the demand for equipment to support its “leased equipment” offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances. To the extent that the Company's projected revenue growth does not materialize, the Company has established plans to preserve existing cash liquidity, which includes additional reductions to operating expenses and capital expenditures.
Although not required to fund ongoing operations, in an improving interest rate environment the Company may choose to engage in debt financings or enter into credit facilities for other strategic reasons. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it, when it requires it, the Company's ability to continue to grow or support the business and to respond to business challenges could be significantly limited. In particular, global events such as public health emergencies, international political turmoil, including in Europe and the Middle East, and related international sanctions, tariffs, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing the Company's ability to access capital. If the Company is unable to raise additional funds when or on the terms desired, its business, financial condition and results of operations could be adversely affected.
Additionally, there continues to be significant uncertainty regarding recent changes and potential future developments related to increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we source or sell materials or products. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries, and the Company's financial condition and results of operations could be adversely affected.
Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
2. Restatement of Quarterly Financial Information
In September 2024, an ad hoc committee of independent directors (the “Committee”) of the Board, under the direction of the Board, commenced an investigation (the “Investigation”) of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues.
As a result of the Investigation, the Committee determined that certain sales, including sales to one of its largest channel partners, were subject to extra-contractual terms and conditions, some of which were not shared with the Company’s accounting personnel, and that certain Company personnel engaged in misconduct in connection with those transactions. Furthermore, these extra-contractual terms and conditions were withheld from the Company’s Audit Committee of the Board (the “Audit Committee”) and the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”). The Committee also determined that certain accounting personnel were aware of indications of these extra-contractual terms and conditions during affected periods, and that related allegations were raised internally in July 2024 and known to senior finance and accounting personnel, but that those allegations were not escalated to the Audit Committee or communicated to PwC prior to the filing of the Company’s second quarter 2024 financial statements. As a result of the Investigation, the Board determined that new leadership was critical to moving the Company forward. In November 2024, the Company’s Chief Financial Officer resigned. Additionally, four other employees,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
including personnel from its sales, finance and accounting departments were terminated or resigned as a result of the investigation.
In connection with the investigation, the Committee determined that the accounting for certain sales transactions was materially inaccurate and that, among other things, revenue was prematurely or incorrectly recognized (the “Impacted Transactions”) in connection with financial statements prepared for the fiscal years ended December 31, 2022 and December 31, 2023 contained in its Annual Report on Form 10-K for the year-ended December 31, 2023, and its condensed consolidated financial statements for the quarters and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024 contained in its Quarterly Reports on Form 10-Q.
A review of the transactions identified in the Investigation determined that restatement changes were necessary due to:
•an overstatement or understatement of revenue and cost of revenue depending on the changes to revenue recognition start dates in each period of the consolidated statement of operations; and
•an overstatement or understatement of other accounts affected by changes to revenue recognition start dates, including accounts receivable, inventory, contract assets, commission assets, property and equipment, net, deferred revenue, and sales and marketing expense.
Misstatements related to the Impacted Transactions identified in the Investigation
Revenue
As discussed above, the Company became aware of the presence of extra-contractual terms and conditions through the Investigation. The extra-contractual terms and conditions created ambiguity with regard to whether the Company and its customers had reached a mutual understanding of the terms of the contracts. Ultimately, the Company decided to honor the customers’ understanding of the contracts, including the terms and conditions granted outside the written contracts.
The extra-contractual terms and conditions affected the dates on which it was appropriate for the Company to recognize revenue, or commence revenue recognition for the Impacted Transactions. In order to correct the revenue recognition start dates for each of the Impacted Transactions to be restated, the Company reviewed the terms and circumstances of each transaction, including the contractual and extra-contractual terms and conditions.
As described above, the Company offers products for purchase or multi-year subscription leases. All products are sold with an underlying subscription for software and services. Contracts may include multiple performance obligations when customers purchase a combination of products and services. For equipment sales, revenue is recognized at a point in time, whereas for leased equipment and software, revenue is recognized ratably over the term (“over time”).
GAAP requires that revenue is recognized when (or as) the entity satisfies a performance obligation by transferring the underlying asset to a customer. An asset is transferred when (or as) the customer obtains control of that asset. Further, GAAP defines control as “…the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.”
Historically, the Company has recognized revenue, or commenced revenue recognition, upon shipment or delivery of the product to the customer, or to the end-user as directed by the customer, if the customer is a reseller. The findings of the Investigation and Financial Statement Review, as defined below, impact the timing of when revenue recognition should begin on certain arrangements. The Company determined that it should recognize or begin to recognize revenue on the Impacted Transactions at the point in time that the Company has an enforceable contract with the customer and control transfers to the customer, which, for the Impacted Transactions, was often the installation date, which is later than the shipment or delivery date. The extra-contractual terms created in substance consignment arrangements with customers,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which resulted in no revenue recognition until control of the product was transferred to the customer (i.e., the installation date).
For most of the Impacted Transactions, the Company determined that the customer was only committed to the agreement and began to receive and consume the benefits provided by the Company’s performance on the date the security screening system(s) and SaaS portal were both installed and activated at the end user site. Therefore, revenue recognition for over time performance obligations was determined to begin at the installation date and recognized over the period in which the benefits are consumed (e.g., the subscription term). Product sales were also restated to be recorded at the installation date where appropriate. For point-in-time performance obligations, revenue was recognized at the installation date.
Property, and Equipment / Inventory
As stated above, the Company offers products for purchase or multi-year subscription leases. For equipment for which the revenue recognition start date was moved to a later date due to the timing of the transfer of control, the equipment cost was reclassified from Leased equipment to Equipment held for lease within Property and Equipment (for leased equipment), or added back to finished goods Inventory (for equipment sales) until the point in time that the Company transferred control of the equipment to the customer, corresponding to the revenue recognition start date.
Cost of Product Revenue / Cost of Subscription Revenue
For leased equipment reclassified to equipment held for lease, as described above, the Company adjusted the dates placed in service to correspond to the revised date upon which revenue recognition commenced, thus achieving appropriate alignment of revenue recognition with the recognition of depreciation expense (cost of revenue), consistent with the company’s accounting policies. For equipment added back to inventory related to sales of equipment, the Company added back the associated cost of revenue in the period it was originally recognized, and restated the cost of revenue to correspond with the revenue recognition start date.
Commissions Asset / Commissions Expense
Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract, which generally begins upon transfer of control. For the Impacted Transactions on which the Company adjusted the revenue recognition start date, the amortization of the corresponding commission expense was adjusted to conform to the adjusted revenue recognition start date.
Accounts Receivable, Contract Assets, Deferred Revenue
Deferred Revenue, Contract Assets and Accounts Receivable relating to affected customer arrangements were adjusted to reflect the corresponding changes in revenue recognition start dates.
Additional errors identified through the Financial Statement Review
Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements (the “Financial Statement Review”), which resulted in the identification of additional errors. These adjustments included:
•an understatement of research and development expense and overstatement of property, plant and equipment in certain periods due to an error in the calculation of internal-use software costs in the first and second quarters of 2024;
•an overstatement of cost of revenue and understatement of inventory and property and equipment, net in the first and second quarters of 2024 related to the expensing of inbound freight costs that should have been capitalized into inventory or property and equipment, net; and

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•an overstatement of accounts receivable and contract assets and corresponding understatement of deferred revenue in each period related to the incorrect classification of amounts due to the Company resulting from its contracts with customers.
The impact of the correction of the misstatements and errors resulting from the Investigation and Financial Statement Review on the condensed consolidated financial statements in this Form 10-Q, as well as previously identified immaterial errors which have now been corrected, are summarized below. The applicable accompanying notes to the condensed consolidated financial statements have also been updated.
The impact of the correction of the misstatements on the Condensed Consolidated Statements of Stockholders' Equity were solely within net (loss) income for errors impacting accumulated deficit and within stock-based compensation cost for errors impacting accumulated paid in capital.
The impact of the correction of the misstatements and errors on the Condensed Consolidated Statements of Cash Flows were driven by changes in the related Consolidated Balance Sheet and Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) line items, except as noted by footnote under each applicable table below.
Where adjustments in the below tables relate to multiple categories, the adjustment amounts of each category are noted below each table and sum to the total adjustment reflected. Restatement adjustments are reflected as follows:
ADJ 1: related to revenue recognition misstatements identified as part of the Investigation.
ADJ 2: other immaterial errors previously identified in prior periods corrected as part of the restatement.
ADJ 3: related to classification errors in contract assets and deferred revenue.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of the Year Ended December 31, 2023
Restated Consolidated Balance Sheet
(In thousands, except share and per share amounts)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		As of December 31, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$67,162	$—	$67,162
Restricted cash		275	—	275
Marketable securities		51,289	—	51,289
Accounts receivable, net	ADJ 1, ADJ 3	22,611	(1,064)	21,547
Inventory	ADJ 1	9,507	837	10,344
Current portion of contract assets	ADJ 1, ADJ 3	3,707	(2,310)	1,397
Current portion of commission asset	ADJ 1	4,339	48	4,387
Prepaid expenses and other current assets	ADJ 1	16,954	3	16,957
Total current assets		175,844	(2,486)	173,358
Contract assets, noncurrent	ADJ 1, ADJ 3	451	513	964
Commission asset, noncurrent	ADJ 1	7,107	142	7,249
Property and equipment, net	ADJ 1, ADJ 2	112,921	240	113,161
Operating lease right-of-use assets		1,195	—	1,195
Other assets		1,202	—	1,202
Total assets		$298,720	$(1,591)	$297,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$17,400	$—	$17,400
Accrued expenses and other current liabilities	ADJ 2	15,578	125	15,703
Current portion of deferred revenue	ADJ 1, ADJ 3	47,677	(869)	46,808
Current portion of operating lease liabilities		1,391	—	1,391
Total current liabilities		82,046	(744)	81,302
Deferred revenue, noncurrent	ADJ 3	23,813	1,336	25,149
Contingent earn-out liability		29,119	—	29,119
Contingently issuable common stock liability		6,530	—	6,530
Public warrant liability		10,889	—	10,889
Total liabilities		152,397	592	152,989
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock		15	—	15
Additional paid-in capital		444,825	—	444,825
Accumulated other comprehensive loss		(53)	—	(53)
Accumulated deficit		(298,464)	(2,183)	(300,647)
Stockholders’ equity		146,323	(2,183)	144,140
Total liabilities and stockholders’ equity		$298,720	$(1,591)	$297,129

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(a) Category references are described above. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
Accounts receivable, net: ADJ 1 = ($1,974), ADJ 3 = $910
Current portion of contract assets: ADJ 1 = ($1,154), ADJ 3 = ($1,156)
Contract assets, noncurrent: ADJ 1 = ($126), ADJ 3 = $639
Property and equipment, net: ADJ 1 = $212, ADJ 2 = $28
Current portion of deferred revenue: ADJ 1 = $73, ADJ 3 = ($942)
For the Three and Nine Months Ended September 30, 2023
Restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Data
(In thousands, except share and per share amounts)

		Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ 1	$3,191	$265	$3,456	$19,188	$1,732	$20,920
Subscription revenue	ADJ 1, ADJ 2	10,231	(373)	9,858	24,661	(928)	23,733
Service revenue	ADJ 1, ADJ 2	4,435	(90)	4,345	11,126	(376)	10,750
License fee and other revenue	ADJ 1	2,334	(32)	2,302	3,622	(40)	3,582
Total revenue		20,191	(230)	19,961	58,597	388	58,985
Cost of revenue:
Cost of product revenue	ADJ 1, ADJ 2	3,153	343	3,496	21,453	1,822	23,275
Cost of subscription revenue	ADJ 1, ADJ 2	4,231	(74)	4,157	9,988	(212)	9,776
Cost of service revenue		1,219	—	1,219	2,816	—	2,816
Cost of license fee and other revenue		198	—	198	772	—	772
Total cost of revenue		8,801	269	9,070	35,029	1,610	36,639
Gross profit		11,390	(499)	10,891	23,568	(1,222)	22,346
Operating expenses:
Research and development	ADJ 2	6,409	(23)	6,386	18,193	(23)	18,170
Sales and marketing	ADJ 1, ADJ 2	13,919	489	14,408	40,336	306	40,642
General and administrative	ADJ 2	11,273	(12)	11,261	31,073	(19)	31,054
Loss from impairment of property and equipment		28	—	28	322	—	322
Total operating expenses		31,629	454	32,083	89,924	264	90,188
Loss from operations		(20,239)	(953)	(21,192)	(66,356)	(1,486)	(67,842)
Other income (expense), net:
Interest expense		—	—	—	(654)	—	(654)
Interest income		1,791	—	1,791	4,597	—	4,597
Other expense, net		(64)	—	(64)	(67)	—	(67)
Loss on extinguishment of debt		—	—	—	(626)	—	(626)
Change in fair value of contingent earn-out liability		14,078	—	14,078	(17,353)	—	(17,353)
Change in fair value of contingently issuable common stock liability		2,277	—	2,277	(3,560)	—	(3,560)
Change in fair value of public warrant liability		8,156	—	8,156	(5,345)	—	(5,345)
Total other income (expense), net		26,238	—	26,238	(23,008)	—	(23,008)
Net income (loss)		$5,999	$(953)	$5,046	$(89,364)	$(1,486)	$(90,850)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net income (loss) attributable to common stockholders - basic and diluted	$5,925	$(942)	$4,983	$(89,364)	$(1,486)	$(90,850)

Weighted average common shares outstanding
Basic	150,206,893	—	150,206,893	148,521,299	—	148,521,299
Diluted	173,976,375	—	173,976,375	148,521,299	—	148,521,299
Net income (loss) per share
Basic	$0.04	$(0.01)	$0.03	$(0.60)	$(0.01)	$(0.61)
Diluted	$0.03	$—	$0.03	$(0.60)	$(0.01)	$(0.61)

Net income (loss)	$5,999	$(953)	$5,046	$(89,364)	$(1,486)	$(90,850)
Other comprehensive income (loss)
Cumulative translation adjustment	34	—	34	1	—	1
Total other comprehensive income (loss)	34	—	34	1	—	1
Total comprehensive income (loss)	$6,033	$(953)	$5,080	$(89,363)	$(1,486)	$(90,849)
(a) Category references are described above. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Three months ended:
Subscription revenue: ADJ 1 = ($373)
Service revenue: AD1 = ($90)
Cost of product revenue: ADJ 1 = $346, ADJ 2 = ($3)
Cost of subscription revenue: ADJ 1 = ($75), ADJ 2 = $1
Sales and marketing: ADJ 1 = ($14), ADJ 2 = $503

Nine months ended:
Subscription revenue: ADJ 1 = ($907), ADJ 2 = ($21)
Service revenue: ADJ 1 = ($397), ADJ 2 = $21
Cost of product revenue: ADJ 1 = $2,128, ADJ 2 = ($306)
Cost of subscription revenue: ADJ 1 = ($174), ADJ 2 = ($38)
Sales and marketing: ADJ 1 = $26, ADJ 2 = $280
Restated Condensed Consolidated Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2023
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(89,364)	$(1,486)	$(90,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,781	(211)	6,570
Write-off of inventory and change in inventory reserve	581	(303)	278
Loss from impairment of property and equipment	322	—	322
Stock-based compensation	17,303	468	17,771
Non-cash interest expense	22	—	22
Amortization (accretion) of premium (discount) on marketable securities, net of change in accrued interest	(482)	—	(482)
Non-cash lease expense	136	—	136
Change in allowance for expected credit losses	237	—	237
Loss on extinguishment of debt	626	—	626
Change in fair value of earn-out liability	17,353	—	17,353
Change in fair value of contingently issuable common stock	3,560	—	3,560

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Change in fair value of public warrant liability	5,345	—	5,345
Changes in operating assets and liabilities
Accounts receivable	2,107	(3,036)	(929)
Inventory	2,041	2,129	4,170
Commission assets	(1,757)	(345)	(2,102)
Contract assets	75	(160)	(85)
Other assets	352	—	352
Prepaid expenses and other current assets	(2,111)	138	(1,973)
Accounts payable	(6,396)	—	(6,396)
Deferred revenue	36,551	2,806	39,357
Accrued expenses and other current liabilities	278	—	278
Operating lease liability	(218)	—	(218)
Net cash used in operating activities	(6,658)	—	(6,658)
Cash flows from investing activities:
Development of internal-use software	(2,202)	—	(2,202)
Purchases of property and equipment	(51,646)	—	(51,646)
Proceeds from sale of property and equipment	60	—	60
Purchases of marketable securities	(58,652)	—	(58,652)
Proceeds from maturities of marketable securities	19,647	—	19,647
Net cash used in investing activities	(92,793)	—	(92,793)
Cash flows from financing activities:
Proceeds from exercise of stock options	616	—	616
Proceeds from long-term debt	1,876	—	1,876
Repayment of principal on long-term debt	(31,876)	—	(31,876)
Payment of debt issuance costs and prepayment penalty	(332)	—	(332)
Net cash used in financing activities	(29,716)	—	(29,716)
Effect of exchange rate changes on cash and cash equivalents	1	—	1
Net decrease in cash, cash equivalents and restricted cash	(129,166)	—	(129,166)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	230,058	—	230,058
Cash, cash equivalents and restricted cash at end of period	$100,892	$—	$100,892
Supplemental disclosure of cash flow information
Cash paid for interest	$710	$—	$710
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$191	$—	$191
Capital expenditures incurred but not yet paid	10,214	—	10,214
Capitalization of stock compensation	340	—	340
Finback exercise price	348	—	348
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$99,617	$—	$99,617
Restricted cash	1,000	—	1,000
Restricted cash, noncurrent	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$100,892	$—	$100,892
The footnotes that follow have been updated to reflect the restatement adjustments as described above.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than "Contract Balances from Contracts with Customers", "Commissions" and "Consignment Sales" discussed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.

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
Consignment Sales
As discussed in Note 2, Restatement of Quarterly Financial Information, the Company entered into certain in-substance consignment arrangements with reseller partners for which product revenue has been recognized at the point in time when control transferred to the customer and the customer has an unconditional obligation to pay for the goods transferred, which was deemed to occur upon installation at the end-user site.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually for entities with more than one reportable segment. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company will adopt this guidance retrospectively effective December 31, 2024. Since this new ASU addresses only disclosures, the adoption of this ASU will not have any material effects on its financial condition, results of operations, or cash flows.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company determined that although the ASU is applicable, it addresses disclosures only, and as such will not have any material effects on its financial condition, results of operations, or cash flows.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.”, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. Early adoption is permitted. A public entity should apply the amendments in ASU 2024-03 prospectively to all annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on the disclosures within the condensed consolidated financial statements.
4. Marketable Securities

Marketable securities as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$9,960	$—	$9,960
Total marketable securities	$9,960	$—	$9,960

	December 31, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$51,289	$—	$51,289
Total marketable securities	$51,289	$—	$51,289
Marketable securities at September 30, 2024 and December 31, 2023 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the three and nine months ended September 30, 2024 and 2023. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive (loss) income.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,461	$—	$—	$22,461
Treasury bills	—	20,902	—	20,902
	$22,461	$20,902	$—	$43,363
Liabilities:
Contingent earn-out liability	$—	$—	$14,027	$14,027
Contingently issuable common stock liability	—	—	4,312	4,312
Public Warrant liability	5,428	—	—	5,428
	$5,428	$—	$18,339	$23,767

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,829	$—	$—	$57,829
Treasury bills	—	51,289	—	51,289
	$57,829	$51,289	$—	$109,118
Liabilities:
Contingent earn-out liability	$—	$—	$29,119	$29,119
Contingently issuable common stock liability	—	—	6,530	6,530
Public Warrant liability	10,889	—	—	10,889
	$10,889	$—	$35,649	$46,538
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of September 30, 2024, U.S. treasury bills with maturities less than 3 months, which totaled $10.9 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $10.0 million, are reflected as marketable securities. As of December 31, 2023, all outstanding treasury bills, which totaled $51.3 million, had original maturities greater than three months and are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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
During each of the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of September 30, 2024, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of September 30, 2024 were as follows: 87.5% expected stock price volatility, a risk-free rate of return of 3.8%, a 25% likelihood of change in control and a remaining term of 1.4 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2023	$29,119
Change in fair value	(15,092)
Balance at September 30, 2024	$14,027
The decrease in fair value of the contingent earn-out liability is primarily due to lowered probability to achieve the stock price milestones based on the Company's current stock price and a shorter remaining term.
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares will vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of September 30, 2024, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of September 30, 2024 were as follows: 87.5% expected stock price volatility, a risk-free rate of return of 3.7%, a 25% likelihood of change in control and a remaining term of 1.8 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2023	$6,530
Change in fair value	(2,218)
Balance at September 30, 2024	$4,312
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of September 30, 2024, 14,324,893 Public Warrants are outstanding.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2023	$10,889
Change in fair value	(5,461)
Balance at September 30, 2024	$5,428
6. Revenue Recognition
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
The Company derives revenue from (1) subscription arrangements generally accounted for as operating leases, including SaaS and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers either by the Company or by Columbia Tech pursuant to the Distribution and License Agreement (as defined below), (4) license fees related to the Distribution and License Agreement (as defined below), and (5) professional services, including installation, training, and event support. Maintenance consists of preventative maintenance, technical support, bug fixes, and when-and-if available threat updates. Our arrangements are generally noncancelable and nonrefundable after control passes to the customer. Revenue is recognized net of sales tax.

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

Remaining Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2024:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$1,669	$—	$—	$1,669
Subscription revenue	72,233	61,967	64,879	199,079
Service revenue	25,384	23,065	18,906	67,355
License fee and other revenue	790	12	22	824
Total revenue	$100,076	$85,044	$83,807	$268,927
The amount of minimum future leases is based on expected income recognition. As of September 30, 2024, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2024 (three months remaining)	$18,703
2025	70,166
2026	58,474
2027	38,816
2028	12,430
Thereafter	490
$199,079
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of September 30, 2024 and December 31, 2023, the Company had less than $0.7 million and $1.4 million (as restated) in current portion of contract assets and $0.7 million and $1.0 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $10.1 million and $40.8 million during the three and nine months ended September 30, 2024, respectively, that was included in the December 31, 2023 deferred revenue balance. The Company recognized revenue (as restated) of $3.6 million and $15.5 million during the three and nine months ended September 30, 2023, respectively, that was included in the December 31, 2022 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2023 (restated)	$71,957
Revenue recognized in relation to the beginning of the year contract liability balance (restated)	(40,780)
Revenue deferred (restated)	54,339
Balance at September 30, 2024	$85,516
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Interest income on lease receivables	$40	$49	$123	$153
Lease income - operating leases	17,909	9,858	47,783	23,733
Total lease revenue	$17,949	$9,907	$47,906	$23,886
Interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties were $0.5 million and $0.3 million during the three months ended September 30, 2024 and 2023, respectively. Revenue related to leases entered into with related parties were $1.1 million and $0.7 million (restated) during the nine months ended September 30, 2024 and 2023, respectively.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands). Certain prior period amounts have been reclassified to conform to current period presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Product revenue	$1,344	$3,456	$4,789	$20,920
Subscription revenue	17,909	9,858	47,783	23,733
Service revenue	6,085	4,345	16,903	10,750
License fees	1,606	2,012	4,047	2,012
Professional services and other revenue	416	290	1,243	1,570
Total revenue	$27,360	$19,961	$74,765	$58,985

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commissions

The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had total deferred assets related to commissions of $12.6 million and $11.6 million (as restated) as of September 30, 2024 and December 31, 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized commission expense of $1.4 million and $1.3 million (as restated), respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized commission expense of $4.3 million and $4.2 million (as restated), respectively.

7. Leases
Company Headquarters (Waltham, MA)
In April 2021, the Company entered into a sublease agreement for office and storage space for its corporate headquarters located at 500 Totten Pond Road in Waltham, MA. The Company entered into an amendment to the sublease agreement during the three months ended September 30, 2023 in order to lease additional space within the building. During the three months ended March 31, 2024, the Company amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, during the three months ended September 30, 2024, the Company amended the lease agreement again to expand our footprint in our headquarters and extend our lease until May 31, 2031. As a result of this amendment, no further option exists to extend the lease.
The weighted-average remaining lease term and discount rate were as follows:

	2024	2023
Weighted average remaining lease term	6.7 years	0.8 years
Weighted average discount rate	9.48%	7.75%
Future annual lease payments under non-cancelable operating leases as of September 30, 2024 were as follows (in thousands):

Year Ended December 31:
2024 (remaining three months)	$458
2025	$2,209
2026	2,961
2027	3,119
2028	3,214
2029	3,308
2030	3,403
2031	1,404
Total future lease payments	20,076
Less: imputed interest	(5,513)
Present value of operating lease liability	$14,563

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2023 (restated)	$(582)
Provisions	(374)
Write-offs, net of recoveries	3
Balance at September 30, 2024	$(953)
9. Inventory
Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
		(Restated)
Raw materials	$3,605	$1,869
Finished goods
Finished goods inventory	12,460	7,638
Uninstalled inventory	211	837
Total	$16,276	$10,344
As discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements, the Company offers products for purchase or multi-year subscription leases. For equipment for which the revenue recognition start date was moved to a later date due to the timing of the transfer of control, the equipment cost was added back to finished goods inventory (for equipment sales) until the point in time that the Company transferred control of the equipment to the customer, corresponding to the revenue recognition start date. Amounts added back to finished goods inventory are included in Uninstalled inventory in the table above.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
		(Restated)
Computers and telecom equipment	$1,837	$1,331
Lab equipment	5,483	1,171
Furniture and fixtures	111	111
Leasehold improvements	607	566
Leased equipment	105,251	80,188
Capitalized software	14,008	8,629
Sales demo equipment	3,622	2,758
Vehicles	567	—
Equipment held for lease[1]	16,835	32,910
Construction in progress	602	2,493
	148,923	130,157
Less: Accumulated depreciation and amortization	(28,081)	(16,996)
	$120,842	$113,161
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of September 30, 2024 and December 31, 2023, the net book value of capitalized software was $11.4 million and $7.0 million, respectively. These amounts include $1.4 million and $0.7 million of capitalized stock compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $4.6 million and $2.6 million (as restated) for the three months ended September 30, 2024 and 2023, respectively, which included amortization expense of capitalized software of $0.4 million and $0.3 million, respectively. Depreciation and amortization expense related to property and equipment was $11.9 million and $6.6 million (as restated) for the nine months ended September 30, 2024 and 2023, respectively, which included amortization expense of capitalized software of $0.9 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	September 30, 2024	December 31, 2023
		(Restated)
Leased equipment	$105,251	$80,188
Accumulated depreciation	(21,861)	(13,026)
Leased equipment, net	$83,390	$67,162
Depreciation expense related to leased units was $3.7 million and $2.1 million (as restated) during the three months ended September 30, 2024 and 2023, respectively, and $9.7 million and $5.2 million (as restated) during the nine months ended September 30, 2024 and 2023, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
The Company recorded $0.2 million loss from impairment of property and equipment during each of the three and nine months ended September 30, 2024 and recorded less than $0.1 million and $0.3 million of loss from impairment of property and equipment during the three and nine months ended September 30, 2023, respectively. This primarily related to

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in an impairment of the remaining economic value of such units.
11. Long-term Debt
In December 2022, the Company entered into a loan and security agreement (the “2022 SVB Credit Agreement”) with Silicon Valley Bank (“SVB”) in order to finance purchases of hardware to be leased to customers. On March 10, 2023, SVB was closed by California state regulators and the FDIC was appointed as receiver. Subsequently, on March 31, 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. During the nine months ended September 30, 2023, the Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write-off of $0.3 million of unamortized debt issuance costs. The Company had no long-term debt as of September 30, 2024 and December 31, 2023.
12. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.1%	4.2%
Expected term (in years)	6.1	6.1
Expected volatility	90.0%	87.5%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2023 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2023	20,324,528	$1.04
Granted	2,725,625	3.63
Exercised	(2,001,136)	0.58
Forfeited	(15,447)	0.42
Expired	(69,816)	0.74
Outstanding as of September 30, 2024	20,963,754	$1.42

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2023:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2023	13,046,679	$3.49
Granted	8,561,382	3.56
Vested	(4,597,530)	3.49
Forfeited	(1,537,240)	3.60
Nonvested as of September 30, 2024	15,473,291	$3.52
Performance Stock Units
The following table summarizes the Company's performance stock units activity since December 31, 2023:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2023	380,000	$2.64
Granted	—	—
Vested	(380,000)	2.64
Forfeited	—	—
Nonvested as of September 30, 2024	—	$—
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
As of September 30, 2024, 117,423 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $0.4 million, and there were no Finback Common Stock Warrants that were unvested, given the expiration of the 1-year tail period on January 1, 2024. The Company recognized compensation expense for the Finback Common Stock Warrants when the warrants vested based on meeting the specified sales criteria. During the three and nine months ended September 30, 2024, there was no stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants. During the three and nine months ended September 30, 2023, the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company recorded $0.8 million and $2.2 million of stock-based compensation expense, respectively, within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Cost of revenue	$244	$114	$555	$443
Research and development	1,243	1,148	3,367	3,223
Sales and marketing	2,516	2,293	8,199	6,809
General and administrative	3,504	2,481	9,243	7,296
Total stock-based compensation expense	$7,507	$6,036	$21,364	$17,771
13. Income Taxes
There is no provision for income taxes for the three and nine months ended September 30, 2024 and 2023 because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.
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
14. Net (Loss) Income per Share
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
Basic net (loss) income per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted average shares outstanding during the period. Diluted net (loss) income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury stock

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
method. Basic and diluted net (loss) income per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Net (loss) income	$(30,443)	$5,046	$(38,297)	$(90,850)
Reallocation of net income attributable to participating securities	—	(63)	—	—
Net (loss) income attributable to common stockholders – basic and diluted	$(30,443)	$4,983	$(38,297)	$(90,850)

Denominator:
Weighted average common shares outstanding – basic	157,709,229	150,206,893	155,760,149	148,521,299
Weighted average effect of potentially dilutive securities:
Stock options	—	16,528,407	—	—
Restricted stock units	—	6,674,985	—	—
Performance stock units	—	356,780	—	—
Finback Common Stock Warrants	—	209,310	—	—
Total potentially dilutive securities	—	23,769,482	—	—
Weighted average common shares outstanding – diluted	157,709,229	173,976,375	155,760,149	148,521,299
Net (loss) income per share attributable to common stockholders - basic	$(0.19)	$0.03	$(0.25)	$(0.61)
Net (loss) income per share attributable to common stockholders - diluted	$(0.19)	$0.03	$(0.25)	$(0.61)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options issued and outstanding	20,963,754	—	20,963,754	21,063,044
Public Warrants to purchase common stock	14,324,893	14,324,893	14,324,893	14,324,893
Warrants to purchase common stock (Finback)	117,423	1,317,327	117,423	1,590,984
Unvested restricted stock units	15,473,291	397,771	15,473,291	12,097,108
Unvested performance stock units	—	—	—	386,000
Earn-out shares*	15,000,000	15,000,000	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500	1,897,500	1,897,500
	67,776,861	32,937,491	67,776,861	66,359,529
*Issuance of Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Related Party Transactions

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. (“Motorola”), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. During the three months ended September 30, 2024 and 2023, revenue from Motorola's distributor services was $2.2 million and $1.7 million, respectively. During the nine months ended September 30, 2024 and 2023, revenue from Motorola's distributor services was $6.1 million and $7.9 million, respectively, which was a result of the Company's transition to pure subscription sales and sales under the distributor licensing model during this period. As of September 30, 2024 and December 31, 2023, accounts receivable related to Motorola’s distributor services was $1.1 million and $1.6 million, respectively.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement with Stanley Black & Decker, an investor in the Company. Stanley Black & Decker's electronic security business was acquired by Securitas AB (“Securitas”) in 2023. Securitas, directly or through its affiliates, resells the Company's products. Effective in the first quarter of 2024, while the reseller agreement is still in effect, Securitas is no longer considered a related party. During the three and nine months ended September 30, 2023, revenue from Securitas' reseller services was $0.4 million and $1.3 million, respectively. As of December 31, 2023, accounts receivable related to Securitas' reseller services was $0.6 million.
16. Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company provides indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its executive officers and employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their role, status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. Based on historical experience and evaluation of the agreements, we do not believe that any payments related to our indemnities will have a material impact on our financial condition or results of operations.
Legal Proceedings
We are from time to time subject to various claims, lawsuits, government and regulatory examinations, inquiries, information requests and investigations, and other legal and administrative proceedings arising in the ordinary course of business. The Company has identified certain claims as a result of which a loss may be incurred. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. Except for the regulatory matters discussed below, based upon information presently known to management, the Company has not accrued a loss for any other legal matters, as a loss is not probable and reasonably estimable. The pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. The results of legal proceedings are inherently uncertain, and material adverse outcomes are reasonably possible.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
General Litigation
On March 25, 2024, a putative class action lawsuit was filed against the Company in the United States District Court for the District of Massachusetts (the “Class Action”). The Class Action is a consolidation of two lawsuits, the second of which was filed on November 1, 2024, filed against the Company, certain former executives, a current director, and individuals associated with NewHold Investment Corp. Lead Plaintiff Robert Falk and additional plaintiffs Chris Williams, Tim R. Carrillo and Chris Swanson (“Class Action Plaintiffs”) allege that the Company violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and the Company’s revenue recognition. The Class Action Plaintiffs seek various forms of relief, including compensatory damages, reasonable costs and expenses, attorneys’ fees, and expert fees.
On November 12, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Massachusetts (the “Massachusetts Derivative Action”). The Massachusetts Derivative Action is a consolidation of two shareholder derivative lawsuits based on the same allegations in the Class Action, and filed against certain former and current officers and directors, and nominally against the Company. Plaintiff Bonnie Maas, derivatively on behalf of nominal defendant the Company, brought claims for breach of fiduciary duty, violation of federal securities law, unjust enrichment, waste of corporate assets, and gross mismanagement, seeking monetary damages, including restitution and fees, equitable relief, and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures. The Massachusetts Derivative Action is stayed pending the outcome of the anticipated motion to dismiss in the Class Action. On March 28, 2025, we filed a motion to dismiss the claims.
On March 10, 2025, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “Delaware Derivative Action”). The Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers, and nominally against the Company. Plaintiff Steve Bersch, derivatively on behalf of nominal defendant the Company, brought claims for breach of fiduciary duty, unjust enrichment, and insider trading, seeking various forms of relief, including equitable relief, monetary damages, including restitution and fees, and a declaratory judgment. Although the Delaware Derivative Action is in the early stages, we anticipate filing a motion to dismiss the claims if the case moves forward.
We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received. Insurance proceeds, if any, will be recognized as reductions to the related expenses in the period the proceeds are probable. While a loss from this litigation is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, as the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the outcome of our anticipated motion to dismiss in the Class Action which was filed on March 28, 2025, there is uncertainty as to the likelihood of the proposed class in the Class Action being certified or the ultimate size of any class if certified, there is uncertainty as to the final complaint in the Massachusetts Derivative Action, as the plaintiff will not identify an operative complaint or file a consolidated complaint until disposition of our anticipated motion to dismiss in the Class Action, and there are significant factual and legal issues to be resolved in both the securities and derivative actions. For these reasons, we have not recorded a loss contingency liability for the above litigation as of September 30, 2024.
At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to such legal proceedings as incurred.
Regulatory and Governmental Matters
As previously disclosed, on October 12, 2023, the Company announced that the U.S. Federal Trade Commission (the “FTC”) had requested information about certain aspects of its marketing practices. The Company reached a settlement with the FTC and on December 5, 2024, a Stipulated Order for Permanent Injunction and Other Relief (the “Order”) was entered in the United States District Court for the District of Massachusetts Eastern Division. The Order (i) required that the Company permit a limited cohort of school customers to cancel their contracts, (ii) required that the Company take certain compliance actions and meet record keeping obligations, and (iii) enjoined the Company from making misleading or unsubstantiated marketing claims. The Order did not include any monetary relief. The period during which eligible

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
customers may cancel closed on March 30, 2025. Any inability to adequately comply with the terms of the Order could result in enforcement actions or penalties imposed by the FTC.
As part of the Order, the Company agreed to offer a limited number of its K-12 education customers the option to cancel the remainder of their current contracts during a 60-day cancellation period. 65 education customers were offered the cancellation period, and of these, 5 customers representing 24 Evolv Express units elected to cancel their contracts with the Company. Amounts that customers had paid to the Company related to portions of their contracts that were cancelled are required to be returned to the customer, but these amounts were immaterial for the three and nine months ended September 30, 2024 and therefore the Company did not book a liability in its consolidated financial statements. There is no impact to revenue or cost of revenue amounts for the three and nine months ended September 30, 2024, as revenue will continue to be recognized on these deals through the cancellation dates of each contract, all of which are in June 2025. The Company determined that $0.9 million of its revenues previously expected to be recognized over the next two years related to performance obligations that were unsatisfied (or partially satisfied) as of September 30, 2024 were impacted by the cancellations.
As of June 30, 2024, the Company had accrued $1.1 million as an estimated liability related to the FTC matter, which was recorded in other accrued liabilities in the condensed consolidated balance sheets and the associated expense was recorded in general and administrative expense in the condensed consolidated statements of operations. As the settlement of these matters occurred subsequent to September 30, 2024, but prior to our filing of this Quarterly Report on Form 10-Q, the Company accounted for the transaction as a recognized subsequent event for the three months ended September 30, 2024. As the settlement included no monetary fines or penalties, the loss reserve was reversed during the three months ended September 30, 2024.
As previously reported, the Company self-reported to the Division of Enforcement of the Securities and Exchange Commission ("SEC") the Investigation. The Company has since received requests for documents and information from the SEC relating to this matter. On November 1, 2024, the Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York ("USAO SDNY") relating to these same issues, and has since received additional requests for documents and information relating to this matter. The Company is cooperating with these investigations.
As previously disclosed, in February 2024, the Company received a subpoena from the Division of Enforcement of the SEC, requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation.
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
Any resolution or litigation with the SEC, DOJ, or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate, but we have not accrued a loss pertaining to SEC or DOJ matters. The Company's defense counsel costs in connection with the securities litigation and the related SEC and DOJ matters are being covered under its directors and officers insurance policies subject to a typical reservation of rights. The Company has met the retention limits under these policies with respect to these matters and currently expects these policies will provide coverage for certain costs related to these matters, including certain expenses that have previously been paid. However, the Company cannot provide any assurance that costs related to these matters will not exceed the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
limits of its insurance policies, that such claims are covered by the terms of its insurance policies or that its insurance carrier will be able to cover all related claims. There can be no assurance as to the timing or the terms of the ultimate outcome of these investigations or their potential effect, if any, on us or our results of operations. We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received, net of insurance recoveries. There can be no assurance whether there will be further information requests or potential enforcement action or litigation, which is necessarily uncertain.
Contract manufacturers
The Company generally contracts with its contract manufacturer, Columbia Tech, on a cancellable, purchase-order basis. The Company has a contract in the normal course of business with Columbia Tech to provide manufacturing services for the Company's equipment sold or leased to customers. While these contracts are cancellable by the Company upon prior notice, payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not determinable, but could result in a material purchase commitment if the Company were to cancel their open purchase orders.
17. Subsequent Events
Resolution of FTC Inquiry
As discussed above in Note 16, Commitments and Contingencies, the Company reached a settlement with the FTC and on December 5, 2024, the Order was entered in the United States District Court for the District of Massachusetts Eastern Division. The resolution did not involve any financial penalties or monetary relief. As part of the Order, the Company agreed to offer a limited number of its K-12 education customers the option to cancel the remainder of their current contracts during a 60-day cancellation period. 65 education customers were offered the cancellation period, and of these, a total of 5 customers representing 24 Evolv Express units elected to cancel their contracts with the Company. Amounts that customers had paid to the Company related to portions of their contracts that were cancelled are required to be returned to the customer, but these amounts were immaterial for the three and nine months ended September 30, 2024 and therefore the Company did not book a liability in its consolidated financial statements. There is no impact to revenue or cost of revenue amounts for the three and nine months ended September 30, 2024, as revenue will continue to be recognized on these deals through the cancellation dates of each contract, all of which are in June 2025. The Company determined that $0.9 million of its revenues previously expected to be recognized over the next two years related to performance obligations that were unsatisfied (or partially satisfied) as of September 30, 2024 were impacted by the cancellations.
As of June 30, 2024, the Company had accrued $1.1 million as an estimated liability related to the FTC matter, which was recorded in other accrued liabilities in the condensed consolidated balance sheets and the associated expense was recorded in general and administrative expense in the condensed consolidated statements of operations. As the settlement of these matters occurred subsequent to the September 30, 2024, but prior to our filing of this Quarterly Report on Form 10-Q, the Company accounted for the transaction as a recognized subsequent event for the three months ended September 30, 2024. As the settlement included no monetary fines or penalties, the loss reserve was reversed during the three months ended September 30, 2024.
Reduction in force
In January 2025, the Company implemented a Board-approved reduction in force affecting 40 members of its workforce. This action is part of the Company’s initiative to increase its annualized run rate cash savings as the Company seeks further flexibility to pursue its investment strategy with certain growth opportunities.
The Company incurred pre-tax charges of $2.7 million for the reduction in force, substantially all of which was incurred in the first quarter of 2025. These charges consisted of one-time termination charges arising from severance obligations of $2.0 million, extended eligibility for the vesting of certain equity awards originally scheduled to vest on or before March 1, 2025, resulting in incremental non-cash expense of $0.5 million and other customary employee benefit payments in connection with a reduction in force of $0.2 million. Substantially all severance and related payments to

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
affected individuals was completed by March 2025, with the exception of three employees who are subject to a continuous payment through July 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which in addition to the financial statements and related disclosures for the year ended December 31, 2024, include restated audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022; and restated unaudited interim financial information as of and for the quarterly periods and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2024 Form 10-K and in other parts of this Quarterly Report on Form 10-Q.

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
Restatement of Prior Period Financial Statements
We have restated our previously issued condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Refer to the “Explanatory Note” preceding Item 1, Financial Statements, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information for the fiscal year ended December 31, 2023 and for the quarterly periods and year-to-date periods ended September 30, 2023 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Notes 2 in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.
Business Overview
Evolv is a leading security technology company pioneering Artificial Intelligence (“AI”)-powered screening designed to help create safer experiences, with key market categories that include education, healthcare, sports, live entertainment, and industrial workplaces. Our mission is to make the world a safer and more enjoyable place to live, work, learn, and play. Our goal is to help facility operators address the chronic epidemic of escalating gun violence, mass shootings and terrorist attacks while maintaining a positive visitor experience.
Our solutions combine proprietary software and hardware, delivered as a long-term Security-as-a-Service (“SaaS”) subscription model and are designed to enhance security and improve the visitor experience. Evolv provides a cloud-connected, AI-driven approach to security that goes beyond just hardware, supporting the end-to-end screening experience. Our focus is weapons detection, and we offer two core solutions: Evolv Express® and Evolv eXpedite™, designed to efficiently screen high volumes of people and bags for concealed threats.
Our flagship product, Evolv Express, uses advanced sensors, AI-powered software, and cloud services to not only consistently detect firearms, improvised explosives, and certain types of knives and distinguish them from many harmless items such as cell phones and keys, but also visualize the location of the potential threat helping to enable security personnel to conduct targeted, minimally intrusive secondary screenings. Evolv eXpedite, our high-speed autonomous X-ray bag scanning solution, works with Evolv Express to provide a layered approach to security for concealed weapons detection in high clutter environments. Using eXpedite with Express aims to allow the checkpoint to operate at heightened sensitivity while potentially reducing the burden on security staff and optimizing the visitor experience.
Our innovative technology is designed to enhance security and provide an efficient, positive visitor and customer security experience. In addition to screening capabilities, our solution includes Evolv Insights®, a powerful software analytics dashboard that allows customers to comprehensively review, analyze, and gather insights from the Evolv Express screening systems at their various venue or facility locations. Available data includes visitor arrival patterns, throughput volumes, system detection performance, alarm statistics, weapons detected and detection settings. Our customers can leverage this data to inform their security operations, while providing end-users with an approachable security experience. Our products, which are offered to our customers primarily under a multi-year subscription model, provide predictable revenue streams for us in addition to value for our customers.
We are focused on delivering value in the spaces in and around the physical threshold of venues and facilities. We believe that digitally transforming the visitor experience at the entry point to venues and facilities will be a critically important innovation in physical security. We believe that our solutions will not only help make venues and facilities safer and more enjoyable, but also more efficient, and more informed about their visitors’ needs.

Nasdaq Delinquency Notice

On November 21, 2024, the Company received written notice (the “Notice”) from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the "Nasdaq Listing Rule") as a result of the delayed filing of this Quarterly Report on Form 10-Q. The Nasdaq Listing Rule requires listed companies to timely file all required periodic financial reports with the SEC. On April 28, 2025, the Company filed this Quarterly Report on Form 10-Q with the SEC, therefore, curing the deficiency outlined in the Notice.
Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.
General Economic and Market Conditions
We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including the conflicts in Europe and the Middle East; and recessionary trends. See the risk factor titled “Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales” in the "Risk Factors" section in this Quarterly Report on Form 10-Q. While these factors continue to evolve, we plan to remain flexible and optimize our business as appropriate and allocate resources, as necessary.
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
Sales Mix, Pricing, Product Cost and Margins
We sell our solutions under two primary sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware outright, we offer our “distributor licensing” model based on the Distribution and License Agreement we entered into with Columbia Tech in March of 2023. Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, currently serves as our primary contract manufacturer. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, which contracts directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment. Columbia Tech pays us a hardware license fee for each system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments.
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
Development and Commercialization of our Products
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $74.8 million and $59.0 million for the nine months ended September 30, 2024 and 2023, respectively. We generated a net loss of $38.3 million and $90.9 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations, and if necessary, debt financings. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources” for more information. Additionally, as discussed in Note 16 (Commitments and Contingencies) to our consolidated financial statements for the nine months ended September 30, 2024, we are involved in certain legal proceedings, including government investigations. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company may differ materially from our current estimates.
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
Product Revenue
We derive a portion of our revenue from the sale of our Evolv Express equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We anticipate future growth in product revenue to be driven by underlying demand for our solutions as well as by the distribution mix across our various sales and fulfillment models.

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
Lease arrangements generally include both lease and non-lease components. The non-lease components relate to (1) distinct services, including professional services, SaaS, and maintenance, and (2) any add-on accessories. Professional services are included in license fees and other revenue as described below, and add-on accessories are included in product revenue as described above. Because the equipment lease, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in our consolidated statements of operations and comprehensive (loss) income.
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to Evolv Express units sold to customers. Customers generally pay either a quarterly or annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years.
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the consolidated statements of operations and comprehensive (loss) income. We anticipate changes in license fee and other revenue to be driven by underlying demand for our solutions as well as any changes in demand for our distributor licensing model.
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
We expect our gross margins to fluctuate over time based on the following factors:
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
We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our gross profit and gross margin in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments.
Research and Development
Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, and consulting and contractor costs. We expect our research and development costs will remain relatively consistent for the year ending December 31, 2025 compared to the year ended December 31, 2024 as we look to leverage previous investments made in people and processes.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will decrease for the year ending December 31, 2025 compared to the year ended December 31, 2024 as a result of certain cost cutting measures we have taken, including the reduction in force implemented in January 2025.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance. We expect our general and administrative expenses will remain relatively consistent for the year ending December 31, 2025 compared to the year ended December 31, 2024 as we look to leverage previous investments made in people and processes. Our general and administrative expenses may be impacted by regulatory compliance costs related to the ongoing SEC matters and other legal matters.
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
Change in Fair Value of Contingent Earn-out Liability
In connection with the Merger and pursuant to the Merger Agreement, certain of Legacy Evolv’s initial shareholders are entitled to receive additional shares of our common stock upon us achieving certain milestones. The earn-out arrangement with the Legacy Evolv shareholders is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive (loss) income.
Change in Fair Value of Contingently Issuable Common Stock Liability
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock, referred to as Founder Shares. Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones, and 517,500 Founder Shares were contributed to Give Evolv LLC. The 1,897,500 outstanding contingently issuable common shares are accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive (loss) income.
Change in Fair Value of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are currently exercisable and expire in July 2026. We assessed the features of these warrants and determined that they qualify for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger as a component of other income (expense), net in the consolidated statements of operations and comprehensive (loss) income with the offset to additional paid-in capital.

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
Reclassification
During the year ended December 31, 2023, the Company began classifying revenue from professional services, which includes installation, training, and event support, as well as one-time revenue within license fee and other revenue on the consolidated statements of operations and comprehensive (loss) income, whereas the revenue for these services has previously been included in service revenue. Correspondingly, the Company began classifying costs associated with professional services within cost of license fee and other revenue, whereas these costs were previously included in cost of service revenue. These reclassifications were made to align the presentation of professional services with the Company's internal reporting and analysis.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Revenue:
Product revenue	$1,344	$3,456	$(2,112)	(61)%
Subscription revenue	17,909	9,858	8,051	82
Service revenue	6,085	4,345	1,740	40
License fee and other revenue	2,022	2,302	(280)	(12)
Total revenue	27,360	19,961	7,399	37
Cost of revenue:
Cost of product revenue	2,616	3,496	(880)	(25)
Cost of subscription revenue	7,348	4,157	3,191	77
Cost of service revenue	1,404	1,219	185	15
Cost of license fee and other revenue	183	198	(15)	(8)
Total cost of revenue	11,551	9,070	2,481	27
Gross profit	15,809	10,891	4,918	45
Operating expenses:
Research and development	5,810	6,386	(576)	(9)
Sales and marketing	14,966	14,408	558	4
General and administrative	13,976	11,261	2,715	24
Loss from impairment of property and equipment	209	28	181	646
Total operating expenses	34,961	32,083	2,878	9
Loss from operations	(19,152)	(21,192)	2,040	10
Other income (expense), net:
Interest income	628	1,791	(1,163)	(65)
Other income (expense), net	34	(64)	98	153
Change in fair value of contingent earn-out liability	(8,321)	14,078	(22,399)	(159)
Change in fair value of contingently issuable common stock liability	(2,056)	2,277	(4,333)	(190)
Change in fair value of public warrant liability	(1,576)	8,156	(9,732)	(119)
Total other income (expense), net	(11,291)	26,238	(37,529)	(143)
Net (loss) income	$(30,443)	$5,046	$(35,489)	(703)%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 52 new customers during the three months ended September 30, 2024, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Product revenue	$1,344	$3,456	$(2,112)	(61)%
Cost of product revenue	$2,616	$3,496	$(880)	(25)%
Gross profit - Product revenue	$(1,272)	$(40)	$(1,232)	(3080)%
Gross profit margin - Product revenue	(95)%	(1)%	N/A	(93)%
The decreases in product revenue and cost of product revenue are primarily due to a transition to pure subscription sales and sales under our distributor licensing model during the preceding twelve months. The decrease in product gross profit margin for the three months ended September 30, 2024 compared to the prior year period is primarily due to a large decrease in product revenue explained above as well as decreases in cost of revenue and third party costs of revenue.
Subscription Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Subscription revenue	$17,909	$9,858	$8,051	82%
Cost of subscription revenue	$7,348	$4,157	$3,191	77%
Gross profit - Subscription revenue	$10,561	$5,701	$4,860	85%
Gross profit margin - Subscription revenue	59%	58%	N/A	1%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base as of September 30, 2024 compared to the prior year, which was due to a transition to our pure subscription model and a higher number of active Evolv Express units deployed under our pure subscription model.
Service Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Service revenue	$6,085	$4,345	$1,740	40%
Cost of service revenue	$1,404	$1,219	$185	15%
Gross profit - Service revenue	$4,681	$3,126	$1,555	50%
Gross profit margin - Service revenue	77%	72%	N/A	5%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor licensing model, for the three months ended September 30, 2024 compared to the prior year period.
License fee and other revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
License fee and other revenue	$2,022	$2,302	$(280)	(12)%
Cost of license fee and other revenue	$183	$198	$(15)	(8)%
Gross profit - License fee and other revenue	$1,839	$2,104	$(265)	(13)%
Gross profit margin - License fee and other revenue	91%	91%	N/A	—%
The decrease in license fee and other revenue and gross profit was primarily driven by $1.6 million of license fees earned during the three months ended September 30, 2024 compared to $2.0 million earned during the prior year period under the Distribution and License Agreement.
Research and Development Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$4,075	$4,527	$(452)	(10)%
Materials and prototypes	614	364	250	69%
Professional fees	713	1,100	(387)	(35)%
Other	408	395	13	3%
	$5,810	$6,386	$(576)	(9)%
The decrease in personnel related expenses is due to a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.5 million. The increase in materials and prototypes expense of $0.3 million is due to increased design and engineering costs related to the development of the next generation of our Evolv Express system and new product offerings. The decrease in professional fees primarily relates to higher amount of costs capitalized related to internal-use software and software embedded in products to be sold or leased for software consultants of $0.3 million.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$10,346	$10,049	$297	3%
Advertising and direct marketing	1,316	980	336	34%
Travel and entertainment	1,305	1,506	(201)	(13)%
Professional fees	915	716	199	28%
Other	1,084	1,157	(73)	(6)%
	$14,966	$14,408	$558	4%
The increase in personnel related expenses is due to an increase of $0.3 million in payroll costs and stock-based compensation resulting primarily from new hires in our sales and marketing functions to support increased sales volume during the past twelve months. The increase in advertising and direct marketing expense is primarily due to an increase in expenses related to trade shows and events of $0.2 million. The decrease in travel and entertainment expense is due to a decrease in travel and entertainment costs for in-person sales personnel meetings of $0.2 million. Professional fees increased by $0.2 million due to an increase in marketing consulting costs.
General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$6,789	$6,083	$706	12%
Professional fees	1,441	1,764	(323)	(18)%
Insurance costs	830	708	122	17%
Other	4,916	2,706	2,210	82%
	$13,976	$11,261	$2,715	24%
The increase in personnel related expenses is due to an increase of $0.8 million in payroll costs and stock-based compensation resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $3.5 million for the three months ended September 30, 2024 compared to $2.5 million for the three months ended September 30, 2023. The decrease in professional fees of $0.3 million was primarily related to a decrease in outsourced accounting consultancy and audit fees. The increase in insurance costs of $0.1 million was primarily related to an increase in director and officer insurance premiums. Other expense increased primarily due to a $1.5 million increase in certain one-time expenses incurred related to our ongoing legal matters which included a $1.1 million reversal of legal accruals related to the FTC matters, as well as increases in rent of $0.2 million for additional leased space and IT and software subscription costs of $0.5 million.
Loss From Impairment of Property and Equipment
$0.2 million loss from impairment of property and equipment was recognized for the three months ended September 30, 2024, compared to less than $0.1 million for the three months ended September 30, 2023, primarily related to the removal of Evolv Edge units and Evolv Express units from service, resulting in impairment of the remaining economic value of such units.
Interest Income
Interest income of $0.6 million for the three months ended September 30, 2024 and $1.8 million for the three months ended September 30, 2023 related primarily to interest earned on money market funds and the accretion of discounts on treasury bills.

Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $8.3 million loss and $14.1 million gain for the three months ended September 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $2.1 million loss and $2.3 million gain for the three months ended September 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $1.6 million loss and a $8.2 million gain for the three months ended September 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Revenue:
Product revenue	$4,789	$20,920	$(16,131)	(77)%
Subscription revenue	47,783	23,733	24,050	101
Service revenue	16,903	10,750	6,153	57
License fee and other revenue	5,290	3,582	1,708	48
Total revenue	74,765	58,985	15,780	27
Cost of revenue:
Cost of product revenue	8,569	23,275	(14,706)	(63)
Cost of subscription revenue	19,242	9,776	9,466	97
Cost of service revenue	3,923	2,816	1,107	39
Cost of license fee and other revenue	484	772	(288)	(37)
Total cost of revenue	32,218	36,639	(4,421)	(12)
Gross profit	42,547	22,346	20,201	90
Operating expenses:
Research and development	18,056	18,170	(114)	(1)
Sales and marketing	47,836	40,642	7,194	18
General and administrative	39,875	31,054	8,821	28
Loss from impairment of property and equipment	209	322	(113)	(35)
Total operating expenses	105,976	90,188	15,788	18
Loss from operations	(63,429)	(67,842)	4,413	7
Other income (expense), net:
Interest expense	—	(654)	654	100
Interest income	2,394	4,597	(2,203)	(48)
Other expense, net	(33)	(67)	34	51
Loss on extinguishment of debt	—	(626)	626	*
Change in fair value of contingent earn-out liability	15,092	(17,353)	32,445	187
Change in fair value of contingently issuable common stock liability	2,218	(3,560)	5,778	162
Change in fair value of public warrant liability	5,461	(5,345)	10,806	202
Total other income (expense), net	25,132	(23,008)	48,140	209
Net loss	$(38,297)	$(90,850)	$52,553	58%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 189 new customers during the nine months ended September 30, 2024, (iii) the expansion of our existing customers’ initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Product revenue	$4,789	$20,920	$(16,131)	(77)%
Cost of product revenue	$8,569	$23,275	$(14,706)	(63)%
Gross profit - Product revenue	$(3,780)	$(2,355)	$(1,425)	(61)%
Gross profit margin - Product revenue	(79)%	(11)%	N/A	(68)%
The decreases in product revenue and cost of product revenue are primarily due to a transition to pure subscription sales and sales under our distributor licensing model during the preceding twelve months. The decrease in product gross profit margin is further driven by $2.5 million of one-time expense related to an increase to our inventory reserve, $1.1 million of expense associated with adverse non-cancellable inventory purchase commitments, and $0.3 million increase in manufacturing expense, each of which relate primarily to the ongoing transition of our manufacturing operations to the next generation of Evolv Express systems and the determination that certain components within our legacy systems will not be used in the next generation systems.
Subscription Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Subscription revenue	$47,783	$23,733	$24,050	101%
Cost of subscription revenue	$19,242	$9,776	$9,466	97%
Gross profit - Subscription revenue	$28,541	$13,957	$14,584	104%
Gross profit margin - Subscription revenue	60%	59%	N/A	1%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base as of September 30, 2024 compared to the prior year, which was due to a transition to our pure subscription model and a higher number of active Evolv Express units deployed under our pure subscription contract model.

Service Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Service revenue	$16,903	$10,750	$6,153	57%
Cost of service revenue	$3,923	$2,816	$1,107	39%
Gross profit - Service revenue	$12,980	$7,934	$5,046	64%
Gross profit margin - Service revenue	77%	74%	N/A	3%
The increases in service revenue, cost of service revenue, and service gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor licensing model, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
License fee and other revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
License fee and other revenue	$5,290	$3,582	$1,708	48%
Cost of license fee and other revenue	$484	$772	$(288)	(37)%
Gross profit - License fee and other revenue	$4,806	$2,810	$1,996	71%
Gross profit margin - License fee and other revenue	91%	78%	N/A	12%
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $4.0 million of license fees earned during the nine months ended September 30, 2024 compared to $2.0 million earned during the nine months ended September 30, 2023 under the Distribution and License Agreement which was executed in March 2023.
Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$12,324	$12,687	$(363)	(3)%
Materials and prototypes	1,957	1,561	396	25%
Professional fees	2,559	3,025	(466)	(15)%
Other	1,216	897	319	36%
	$18,056	$18,170	$(114)	(1)%
The decrease in personnel related expenses is due to a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $1.6 million, partially offset by an increase in payroll costs primarily resulting from new hires in our research and development function during the past twelve months. The increase in materials and prototypes expense of $0.4 million is due to inventory reserve on unused components, which relate primarily to the development of the next generation of our Evolv Express system. The decrease in professional fees of $0.5 million relates to higher amount of consulting costs capitalized related to internal-use software and software embedded in products to be sold or leased, offset by consulting costs incurred for product development and engineering. The increase in other expense of $0.3 million is primarily due to an increase in IT and software subscription costs.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$34,825	$29,573	$5,252	18%
Advertising and direct marketing	3,170	2,807	363	13%
Travel and entertainment	3,963	3,648	315	9%
Professional fees	2,754	1,810	944	52%
Other	3,124	2,804	320	11%
	$47,836	$40,642	$7,194	18%
The increase in personnel related expenses of $5.3 million is due to an increase in payroll costs and stock-based compensation of $5.4 million resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume and certain other one-time employee termination costs. Stock compensation expense included in sales and marketing expenses was $8.2 million for the nine months ended September 30, 2024 compared to $6.8 million for the nine months ended September 30, 2023. The increase in advertising and direct marketing expense of $0.4 million is due to an increase in sponsorship fees and expenses related to trade shows and events. The increase in travel and entertainment expenses of $0.3 million is due to an increase in travel costs for in-person sales personnel meetings. Professional fees increased by $0.9 million due primarily to an increase in marketing consulting costs. Other expense increased by $0.3 million primarily due to an increase in IT and software subscription costs.
General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$19,944	$17,250	$2,694	16%
Professional fees	5,653	4,673	980	21%
Insurance costs	2,338	2,774	(436)	(16)%
Other	11,940	6,357	5,583	88%
	$39,875	$31,054	$8,821	28%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation of $2.8 million resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $9.2 million for the nine months ended September 30, 2024 compared to $7.3 million for the nine months ended September 30, 2023. The increase in professional fees of $1.0 million was primarily related to an increase in outsourced accounting consultancy and audit fees. The decrease in insurance costs of $0.4 million was primarily related to a decrease in director and officer insurance premiums. Other expense increased by $5.6 million primarily due to a $3.7 million increase in certain one-time expenses incurred primarily related to certain one-time regulatory matters, as well as increases in rent for additional leased space of $0.6 million, IT and software subscription costs of $1.1 million, and property taxes of $0.5 million.
Loss From Impairment of Property and Equipment
$0.2 million loss from impairment of property and equipment was recognized for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2023, primarily related to the removal of Evolv Edge units and Evolv Express units from service, resulting in impairment of the remaining economic value of such units.

Interest Expense
No interest expense was recognized for the nine months ended September 30, 2024, compared to $0.7 million for the nine months ended September 30, 2023. During March 2023, the Company fully repaid all borrowings and accrued interest under its term loans with SVB pursuant to the 2022 SVB Credit Agreement.
Interest Income
Interest income of $2.4 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively, related primarily to interest earned on money market funds and the accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $15.1 million gain and $17.4 million loss for the nine months ended September 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $2.2 million gain and $3.6 million loss for the nine months ended September 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $5.5 million gain and a $5.3 million loss for the nine months ended September 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Liquidity and Capital Resources
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of September 30, 2024, we had $56.0 million in cash, cash equivalents, and marketable securities, and as of March 31, 2025, we had $35.0 million in cash, cash equivalents, and marketable securities. We incurred a net loss of $30.4 million and a net income of $5.0 million for the three months ended September 30, 2024 and 2023, respectively, and incurred a net loss of $38.3 million and $90.9 million for the nine months ended September 30, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $34.1 million and $6.7 million during the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to generate losses for the foreseeable future.
We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with U.S. and multi-national financial institutions and our cash deposits at these institutions exceed Federal Deposit Insurance Corporation insured limits. We do not believe we are exposed to any unusual credit risk or deposit concentration risk beyond the ordinary credit risk associated with commercial banking relationships.
We expect our cash, cash equivalents, and marketable securities of $56.0 million as of September 30, 2024, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth. We may require additional capital to respond to expected growth in the demand for equipment to support our “leased equipment” offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances. To the extent that our projected revenue growth does not materialize, we have established plans to preserve existing cash liquidity, which includes additional reductions operating expenses and capital expenditures.

Although not required to fund ongoing operations, in an improving interest rate environment, we may choose to engage in debt financings or enter into credit facilities for other strategic reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as public health emergencies, international political turmoil, including in Europe and the Middle East, and related international sanctions, tariffs, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
Additionally, there continues to be significant uncertainty regarding recent changes and potential future developments related to increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we source or sell materials or products. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries, and the Company's financial condition and results of operations could be adversely affected.

Financing Arrangements
During March 2023, we fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. We have no debt outstanding as of September 30, 2024.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of September 30, 2024. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash, cash equivalents, and marketable securities amounted to $56.0 million as of September 30, 2024.

We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, during the three months ended September 30, 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. As of September 30, 2024, the process of cancelling the letter of credit underlying the minimum cash balance requirement had not been completed, and as such, this amount is classified as restricted cash, current on the condensed consolidated balance sheet as of September 30, 2024, which is also where this amount was classified as of December 31, 2023. Total future minimum lease payments under this noncancelable operating lease amount to $20.1 million as of September 30, 2024.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
		(Restated)
Net cash used in operating activities	$(34,057)	$(6,658)
Net cash used in investing activities	11,852	(92,793)
Net cash provided by (used in) financing activities	1,151	(29,716)
Effect of exchange rate changes on cash and cash equivalents	(75)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$(21,129)	$(129,166)

Operating Activities

	Nine Months Ended September 30,
	2024	2023
		(Restated)
Net loss	$(38,297)	$(90,850)
Non-cash expense	15,634	51,738
Changes in operating assets and liabilities	(11,394)	32,454
Net cash used in operating activities	$(34,057)	$(6,658)
Net loss decreased from $90.9 million for the nine months ended September 30, 2023 to $38.3 million for the nine months ended September 30, 2024 primarily due to changes in the fair value of the contingent earn-out liability, contingently issuable common stock liability, and public warrant liability. See "Results of Operations" above for further discussion.
Non-cash expense for the nine months ended September 30, 2024 is primarily attributable to $21.4 million of stock-based compensation expense and $11.9 million of depreciation and amortization, offset by $22.8 million of an aggregate change in fair value of the contingent earn-out liability, contingently issuable common stock liability, and public warrant liability. Non-cash expense for the nine months ended September 30, 2023 is primarily attributable to $17.8 million of stock-based compensation expense, $6.6 million of depreciation and amortization, and $26.3 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability.
Changes in operating assets and liabilities for the nine months ended September 30, 2024 are primarily related to the following:
•$13.7 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$8.3 million increase in inventory primarily due to increased purchases to satisfy future expected demand for the first generation of Evolv Express systems and for the ongoing transition to the next generation of Evolv Express systems;
•$4.1 million increase in prepaid expenses and other current assets primarily due to prepaid deposits related to orders placed for Evolv Express units; partially offset by
•$13.6 million increase in deferred revenue due to a higher volume of sales;
•$1.7 million increase in accrued expenses due to the timing of certain payments; and
•$1.0 million decrease in contract assets related to the timing of revenue recognition.
Changes in operating assets and liabilities for the nine months ended September 30, 2023 are primarily related to the following:
•$4.2 million decrease in inventory primarily due to a higher proportion of finished goods recorded as property and equipment based on our expectations of the future mix of Evolv Express units to be leased to customers versus sold to customers;
•$39.4 million increase in deferred revenue due to a higher volume of sales; partially offset by
•$6.4 million decrease in accounts payable (excluding the non-cash change in capital expenditures incurred but not yet paid from December 31, 2022 to September 30, 2023) primarily due to a decrease in inventory.
Investing Activities
During the nine months ended September 30, 2024, cash provided by investing activities was $11.9 million, consisting of $24.4 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers and $4.8 million for the development of internal-use software and software embedded in products to be sold or leased, offset by a net $41.1 million inflow related to purchases and redemptions of marketable securities.

During the nine months ended September 30, 2023, cash used in investing activities was $92.8 million, consisting primarily of $51.6 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, $2.2 million for the development of internal-use software and software embedded in products to be sold or leased, and a net $39.0 million outflow related to purchases and redemptions of marketable securities.
Financing Activities
During the nine months ended September 30, 2024, cash provided by financing activities was $1.2 million, consisting of $1.2 million of proceeds from the exercise of stock options.

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
Critical Accounting Estimates
Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of the 2023 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There have been no material changes in our market risks from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks” of the 2023 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Limitations on effectiveness of controls and procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weaknesses in our internal control over financial reporting as described below.

Material weaknesses in internal control over financial reporting
We identified material weaknesses in our internal control over financial reporting A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•We did not design and maintain an effective control environment as we did not demonstrate a commitment to maintaining integrity and ethical values. Specifically, we did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate recognition of revenue due to the failure to consider the impact of certain extra-contractual terms and conditions in sales agreements on the amount and timing of revenue to be recognized;
•Additionally, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. The limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions;
•We did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting;
•We did not design and maintain effective controls for communicating and sharing information between the sales, accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain customers to record revenue transactions within the financial statements timely, completely and accurately. Additionally, there have been instances in which indications of extra-contractual terms and conditions in sales arrangements were not disclosed to the Audit Committee of the Board and the external auditors;
•We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including the classification of various accounts in the financial statements and the presentation and disclosure of items in the consolidated statements of cash flows;
•We did not design and maintain effective controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls to timely analyze and account for debt modifications and extinguishments, convertible notes, warrant instruments, non-routine complex revenue transactions including the leasing of products and transfer of inventory for leased assets into property plant and equipment, merger transactions, and the accounting and valuation of earn out liabilities; and
•We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries, and control activities related to all significant accounts and disclosures.
The material weaknesses in the control environment, including the lack of a sufficient complement of personnel, risk assessment, and information and communication components of internal control, as well as the material weakness related to revenue control activities resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the consolidated financial statements for the quarterly period ended September 30, 2024, that were recorded prior to the issuance of those financial statements.
The material weaknesses related to the lack of sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience, risk assessment, lack of effective controls over the period-end financial reporting process, lack of effective controls related to non-routine, unusual or complex transactions, and the lack of effective control activities related to all significant accounts and disclosures resulted in:
•the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023;
•the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; and
•adjustments and certain immaterial misstatements in the consolidated financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earn-out liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract assets, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales, and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020, 2021, 2022, and 2023; as well as certain quarterly periods within those years and the three and nine months ended September 30, 2024.
Additionally, the material weaknesses could result in a misstatement of the consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•In addition to the foregoing, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
Remediation Plan for the Material Weaknesses
We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:
•Our new leadership team, together with other senior executives, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment will be communicated to and reinforced with every Evolv employee and external stakeholders;
•The development and communication of a framework that will serve as a set of guiding principles emphasizing our commitment to accounting and financial reporting integrity as well as transparency and robust and complete communications with, and disclosures to, the Board of Directors and external auditors;
•We continue to reinforce the importance of communication between the sales, accounting and finance departments regarding key terms of, and changes or modifications to, sales transactions, including by establishing controls requiring finance department approval of certain non-standard terms;
•We are designing a new deal review policy and process, including enhanced certification by the Sales team of terms and conditions, to ensure proper communication to the accounting and finance departments to allow for an effective review of the accounting for the transactions;

•We are implementing a new channel partner program intended to strengthen compliance with contractual terms and conditions, as well as to enhance controls over related communication and sharing of information with the accounting and finance departments;
•We have reviewed and updated our Audit Committee and Compliance Committee Charters to ensure enhanced risk oversight and adherence to our ethical values;
•We have, and will continue to hire, additional accounting personnel to bolster our reporting, technical accounting, and internal control capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties;
•We have enhanced the competencies of our accounting function including the hiring of a new Chief Accounting Officer ("CAO") in January 2025. Our CAO has extensive public company experience and will strengthen our internal accounting team by providing technical accounting oversight over our financial reporting and disclosure processes and controls. Additionally, we hired a new Chief Revenue Officer in February 2025 to provide leadership and accountability over our sales agreement and revenue recognition accounting processes;
•We have launched additional trainings to the Finance and Sales teams around the responsibility of preventing financial misconduct and commitment to maintaining integrity and ethical values. We intend to launch additional company-wide trainings related to our Code of Business Conduct to promote an ethical culture, further educate employees on Company policies and align with public company standards;
•We have designed and implemented additional review and training procedures within Evolv's accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting;
•We have performed, and will continue to perform, a financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting. Additionally, we have engaged outside consultants to assist with the design and implementation of control activities resulting from the aforementioned risk assessment;
•We have engaged a large national advisory firm as of January 2025 to assist in the design and implementation of control activities across the business processes that support the Company’s significant accounts and disclosures;
•Over the past year, we implemented controls related to, among other items, (i) the period-end financial reporting process and classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual and complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period, (iv) completeness and accuracy of accounts payable and accrued liabilities, and (v) completeness, accuracy, valuation, and classification of cash equivalents and marketable securities. We are in the process of designing and implementing controls over the preparation and review of journal entries and account reconciliations to ensure proper segregation of duties;
•We are in the process of creating and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•We are in the process of designing and implementing information technology general controls for all relevant information systems, including controls over program change management, the review, approval and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for new systems;
•We continue to make investments in our technology platforms including enhancing our financial and human resources systems to further automate processes and reduce the risk of manual errors; and

•We are continuing to assess the need for new systems for which IT general controls will be designed and implemented
The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.
While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 16 (Commitments and Contingencies) in the notes to the condensed consolidated financial statements in this Form 10-Q and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, Legal Proceedings, and Controls and Procedures and of this Quarterly Report on Form 10-Q. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Summary Risk Factors
The principal risks and uncertainties affecting our business include, among other, things the following:
•We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to a number of additional risks and uncertainties.
•We have identified material weaknesses in our internal control over financial reporting.
•Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.
•We have not been profitable historically and may not achieve or maintain profitability in the future.
•Our operating results may fluctuate for a variety of reasons.
•If we fail to maintain successful relationships with our reseller partners, or if our partners fail to perform, our ability to market, sell and distribute our products will be limited.
•Increases in component costs, long lead times, and supply shortages and changes could disrupt our supply chain.
•Delays in production, increases in prices charged or the loss of a limited or sole source supplier could have an adverse effect on our business, financial condition and operating results.

•We recognize a substantial portion of our revenue ratably over the term of our agreements with customers and, as a result, downturns or upturns in sales may not be immediately reflected in our operating results.
•If we are unable to compete effectively with new entrants and other potential competitors, our sales and profitability could be adversely affected.
•A portion of our revenue is generated by sales to government entities, which are subject to challenges and risks.
•If we are not able to maintain and enhance our brand or reputation as an industry leader, our business and operating results may be adversely affected.
•We may acquire or invest in other companies or technologies in the future, which brings with it risks.
•If our products fail or are perceived to fail to detect threats, or if our products contain undetected errors or defects, these failures or errors could result in injury or loss of life.
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
•We use AI and machine learning in our development process and in our AI-based weapon detection products.
•We may be unable to acquire new customers or sell additional products to our customers and maintain retention rates.
•We may not successfully anticipate market needs and enhance our existing products or develop new products that meet those needs on a timely basis.
•We incorporate technology and components from third parties into our products, and our inability to obtain or maintain rights to the technology could harm our business.
•Our use of “open source” software could subject our proprietary software to certain disclosure obligations, negatively affect our ability to offer our products and subject us to possible litigation.
•Our products collect and store personal data about individuals.
•If we do not effectively expand, train, and retain qualified sales and marketing personnel, we may be unable to acquire new customers or sell additional products to successfully pursue our growth strategy.
•We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage, and retain qualified personnel.
•Our intellectual property rights are valuable and any inability to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.
•Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm to our business and operating results.
•Confidentiality arrangements may not prevent disclosure of trade secrets and other proprietary information.
•We are subject to government regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business.

•Our operating results may be harmed if we are required to collect sales and use or other related taxes for our products in jurisdictions where it has not historically done so.
•Failure to comply with applicable anti-corruption legislation, export controls, economic sanctions and other governmental laws and regulations could result in fines and criminal penalties.
•We are and may in the future be subject to legal proceedings, claims and investigations.
•We are and may in the future be subject to litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to the Investigation and our failure to timely file our periodic reports with the SEC.
•There are risks related to our ability to utilize net operating loss carryforwards as well as research and development tax credit carryforwards to offset future taxable income.
•We may require additional capital to support business growth, which might not be available.
•The market price of our common stock and warrants has been highly and may continue to be highly volatile.
•Certain of our warrants, earn-out shares, and founders shares are accounted for as liabilities and the changes in value of such securities could have a material effect on our financial results.
•We do not intend to pay any cash dividends for the foreseeable future.
•Future sales, or the perception of future sales, of common stock by our existing security holders in the public market may cause the market price of our securities to decline.
•Increasing attention to, and evolving expectations for, sustainability initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
•Our reported financial results may be adversely affected by changes in accounting principles.
•Securities or industry analysts do not publish research or reports about us, or publish negative reports.
•Our business operations are vulnerable to disruption due to natural or other disasters, including climate-related events, strikes and other events beyond our control.
Risks Related to Our Restatement and Internal Controls
We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to a number of additional risks and uncertainties.
As discussed in the Explanatory Note and in Note 2, Restatement of Quarterly Financial Information (Unaudited), we restated our previously issued consolidated financial statements and other financial data for the fiscal years ended December 31, 2022 and December 31, 2023 contained in our Annual Report on Form 10-K, and our condensed consolidated financial statements for the quarters and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024 contained in our Quarterly Reports on Form 10-Q. In this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, we also restated our unaudited financial statements for the quarterly and year-to-date periods ended September 30, 2023. We concluded that the Non-Reliance Periods should be restated because the accounting for certain sales transactions was inaccurate and that, among other things, revenue was prematurely or incorrectly recognized in connection with financial statements prepared for the Non-Reliance Periods. Other previously reported metrics that are a function of revenue were also misstated as a result of these revenue misstatements.
As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including as a result of a pending class-action lawsuit, derivative actions, and a stockholder request for inspection of our books and records. For a more detailed discussion, see Part II, Item 1, "Legal Proceedings" and Note 16 (Commitments and Contingencies) to our condensed consolidated financial statements for the nine months ended September 30, 2024. We may become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings, as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.
We have identified material weaknesses in our internal control over financial reporting, which have led to restatements and caused us to fail to meet our periodic reporting obligations, and this could occur again the future.
As disclosed in Part I, Item 4 – Controls and Procedures, of this Quarterly Report on Form 10-Q, management determined that material weaknesses in the control environment, including the lack of a sufficient complement of personnel, risk assessment and information and communication components of internal control, as well as the material weakness related to revenue control activities, resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the condensed consolidated quarterly financial statements for the quarterly period ended September 30, 2024, that were recorded prior to the issuance of those financial statements. These material weaknesses are in addition to previously disclosed material weaknesses, which had resulted in adjustments and certain immaterial misstatements in the consolidated financial statements for the years ended December 31, 2019, 2020, 2021, 2022, and 2023, as well as certain quarterly periods within those years and the three and nine months ended September 30, 2024; the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; as well as the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023.
The material weaknesses will not be considered remediated until management completes the design and implementation of such measures and the controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are operating effectively. At this time, we cannot predict the success of our remediation efforts or the outcome of our assessment of such efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC, could continue to be adversely affected which, in turn, may result in future misstatements, revisions, and/or restatements or adversely affect our reputation and business and the trading price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, which could further result in loss of investor confidence, a decline in the price of our common stock, delisting of our securities, harm to our reputation and financial condition and/or diversion of financial and management resources from the operation of our business.
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.
We did not file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC. Although we regained status as a current filer on April 28, 2025 by filing this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, and by filing our Annual Report on Form 10-K for the annual period ended December 31, 2024, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
Risks Related to Our Business and Operations
We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have a history of losses. We have incurred net losses of $38.3 million and $90.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $338.9 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
•continued expansion of our business into new and adjacent vertical markets and the launch of new product offerings; and
•general administration expenses, including legal and accounting expenses related to being a public company and transitioning to large accelerated filer status and remediation of our material weaknesses.
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
We also regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments. Any failure to successfully adjust to changes in customer demand for our various sales and fulfillment models or implement strategic decisions relating to these models could have a material adverse impact on our financial results.
In addition to the sales cycle- and sales model-related fluctuations noted above, our financial results, including our billings and deferred revenue, may continue to vary from period to period as a result of numerous factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to attract and retain new customers;
•our ability to sell additional Evolv products to existing customers;
•unforeseen changes or delays in our supply chain or third-party manufacturing partners;
•our ability to expand into adjacent and complementary markets;
•changes in customer or reseller partner requirements or market needs;
•changes in the growth rate of the next-generation security screening market;
•the timing and success of new product introductions by us or our competitors, or any other change in the competitive landscape of the next-generation security screening market, including consolidation among our customers or competitors or significant price competition;
•a disruption in, or termination of, any of our relationships with reseller partners;
•our ability to successfully expand our business globally;
•reductions in customer retention rates, especially at subscription term expiration;
•changes in our pricing policies or those of our competitors;
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recessionary trends, slow economic growth, or political elections in the United States and abroad, inflation and high interest rates, fuel prices, international currency fluctuations, tariffs, corruption, political instability, continuing social concerns and divisions in the United States and abroad, acts of war, including the conflicts in Europe and the Middle East, and acts of terrorism, both domestic and international;
•future accounting pronouncements or changes in our accounting policies or practices;
•the amount and timing of our operating costs, including cost of goods sold;
•the impact of any pandemic, epidemic, or future outbreak of disease or similar public health concern on our existing and new customers, partners, employees, and supply chain; and
•increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates.
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
If we fail to maintain successful relationships with our reseller partners, or if our partners fail to perform, our ability to market, sell and distribute our products will be limited.

In addition to our direct sales force, we rely on our reseller partners to sell our products. We expect to continue to focus on generating sales to new and existing customers through our reseller partners as a part of our growth strategy, who may not be successful in marketing, selling, and supporting our products.
If we are unable to develop and maintain effective sales incentive programs for our third-party reseller partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to high profile public and private venues and institutions. Our agreements with our reseller partners are generally non-exclusive and these partners may also market, sell and support products that are competitive with us and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of ours or may cease selling our products altogether. Our reseller partners may cease or de-emphasize the marketing of our products with limited or no notice and with little or no penalty. Our agreements with our reseller partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. It cannot be certain that we will retain these reseller partners or that we will be able to secure additional or replacement reseller partners. The loss of one or more of our significant reseller partners or a decline in the number or size of orders from them could harm our operating results. In addition, any new reseller partner requires extensive training and may take several months or more to achieve productivity. Our reseller partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our reseller partners misrepresent the functionality of our products, subscriptions or services to customers, or violate laws or our corporate and marketing policies.
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
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties, both foreign and domestic. Generally, our third-party contract manufacturers contract directly with component suppliers, and we rely on our contract manufacturers to manage their supply chains. Our contract manufacturers have experienced, and may in the future experience, supply chain disruptions as a result of health crises, geopolitical tensions, trade restrictions, as well as other global economic impacts or other changes in macroeconomic trends. In the event our contract manufacturers are unable to adequately manage their supply chain or our relationships with our contract manufacturers terminate or are restricted, we could experience delays, which could negatively impact our business, customer relationships, and margins. We also source some materials and components directly from suppliers. While most components and materials for our products are available from multiple suppliers, certain of those items are only available from limited or sole sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and may not be successful in doing so on terms acceptable to it, or at all. As a result, the loss of a limited or sole source supplier could adversely affect our manufacturing capacity, and relationships with our customers, as well as our results of operations and financial condition.
Since early 2025, the current presidential administration has signed a series of executive orders imposing sweeping tariffs on almost all imports into the United States, with certain tariffs already in effect and some which have been delayed. The administration has also stated plans to impose additional new tariffs or further increase or expand existing tariffs. In addition to the impacts to our business stemming from the tariffs imposed by the administration, we may also be materially impacted by retaliatory tariffs and other penalties or trade restrictions that may be imposed against the United States.
There continues to be significant uncertainty regarding these recent changes and potential future developments. Increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we manufacture, source, or sell materials or products, could have a material adverse effect on our business and financial results. If we cannot find ways to mitigate the potential impacts from tariffs or trade restrictions successfully or in a timely manner, these additional tariffs and policies could have a significant impact on our business and results of operations. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries. For example, our risk exposure may increase further if any countries levy additional retaliatory tariffs, taxes, or other trade restrictions or penalties against the United States or U.S. companies.

Delays in production, increases in prices charged or the loss of a limited or sole source supplier could have an adverse effect on our business, financial condition and operating results.
We depend on our primary third-party contract manufacturer for the production of our security screening systems. While there are several potential contract manufacturers for most of these products, all our systems are currently manufactured, assembled, tested, and packaged by Columbia Tech. In most cases, we rely on this manufacturer to procure components and, in some cases, provide manufacturing engineering work. Our current reliance on one contract manufacturer involves several risks, including:
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
We also use a third-party contract manufacturer located in Massachusetts and the U.K. as a second source for the production of a key sensor component used in our security screening systems. If our third-party contract manufacturers experience a delay, disruption, or quality control problems in their operations or if the third-party contract manufacturers do not renew or terminate our agreement with them, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying new manufacturers and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products or components to our standards is time consuming. In addition, if our contract manufacturers cannot scale their production of our products or components at the volumes and in the quality that we require, we may have to move production for the products or components to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations and financial condition could be materially adversely affected.
As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional and significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, we may not be able to collect reimbursements from our third-party contract manufacturers for penalties assessed on us because of excessive failures of products or warranty claims, which causes us to take on additional risk for potential failures of our products.
In addition, because we currently use third-party contract manufacturers to produce our security screening systems and certain key components, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find contract manufacturers who can supply us at a lower price. As a result, the loss of a limited or sole source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.
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
We also intend to make strategic investments in research and development, sales and marketing, and general and administrative functions and other areas to grow our business. These costs are generally expensed as incurred (with the exception of sales commissions), as compared to our revenue, a substantial portion of which is recognized ratably in future periods. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results.
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
We could lose customers and revenue if there are changes in the spending policies or budget priorities for government funding of colleges, universities, K-12 schools and other education providers.
Our customers include colleges, universities, K-12 schools and other education providers, many of which depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential customers to reduce their purchases of our products, or decide not to renew their subscriptions, any of which could cause us to lose customers and revenue.
If we are not able to maintain and enhance our brand or reputation as an industry leader, our business and operating results may be adversely affected.
We believe that maintaining and enhancing our reputation as a leader in next-generation AI-based weapons detection for security screening is critical to our relationship with our existing end-user customers and reseller partners and our ability to attract new customers and reseller partners. The successful promotion of our brand will depend on multiple factors, including our marketing efforts, our ability to continue to deliver an excellent customer experience and develop high-quality features for our products, and our ability to successfully differentiate our products from those of our competitors. Our brand promotion activities may not be successful or yield increased revenue. Additionally, the performance of our reseller partners may affect our brand and reputation if customers do not have a positive experience with our products as implemented by our reseller partners or with the implementation generally. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and vertical markets and as more sales are generated through our reseller partners. To the extent that these activities yield increased revenue, such increase in revenue may not offset the corresponding increase in expenses we incur. If we do not successfully maintain and enhance our brand and reputation, our business and operating results may be adversely affected.
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
Risks Related to Our Industry and Products
If our products fail or are perceived to fail to detect threats such as a firearm or other potential weapon or explosive device, or if our products contain undetected errors or defects, this could have an adverse effect on our business and results of operations.
If our products fail or are perceived to fail to detect and prevent attacks or if our products fail to identify and respond to new and increasingly complex and unpredictable methods of attacks, our business and reputation may suffer. There is no guarantee that our products will detect and prevent all attacks, especially in light of the rapidly changing security landscape to which it must respond, as well as unique factors that may be present in our customers’ operating environments. Additionally, our products may falsely detect items that do not actually represent threats. These false positives may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products, which could, in turn, result in negative publicity and damage to our brand and reputation, loss of customers and sales, and increased costs to remedy any problem.
Our products, which are complex, may also contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. We expect that these errors or defects will be found from time to time in the future in new or enhanced products after commercial release. Defects may result in increased vulnerability to attacks, cause our products to fail to detect security threats, or temporarily interrupt our products’ ability to screen visitors in a customer’s location. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ business and could harm our reputation. If our products fail to detect security threats for any reason, including failures due to customer personnel or security processes, it may result in significant costs, the attention of our key personnel could be diverted and our customers may delay or withhold payment to us, elect not to renew or cause other significant customer relations problems to arise.
We may also be subject to liability claims for damages related to errors or defects in our products. For example, if our products fail to detect weapons or explosive devices that are subsequently used by terrorists, criminals, or unbalanced individuals to cause casualties at a high profile, public venue, we could incur financial damages and our reputation could also be significantly harmed. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. The limitation of liability provisions in our terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. Our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert or distract management’s time and other resources, and harm our business and reputation.
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
Successful deployment and operation of our products depend on the knowledge and skill of the customer security personnel or implementation contractors charged with setting up, configuring, monitoring, and troubleshooting the equipment in their own environment. Many of our customers experience relatively high turnover in their security personnel, creating opportunities for knowledge and skill gaps that can result, and have resulted, in configuration, sensitivity setting, or operational errors that allow prohibited threats into customer facilities. In these situations, customers can perceive, and have perceived, that our products have failed to perform as designed until and unless we have been able to demonstrate otherwise. We or our implementation partners may not successfully isolate and identify failures due to customer error in the future, and this could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation, and harm our financial results.
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
Our Evolv Express system has been awarded the DHS SAFETY Act Designation as a Qualified Anti-Terrorism Technology. Any amendments or interpretive guidance related to the SAFETY Act may affect our ability to retain our SAFETY Act Designation, may increase the costs of compliance, and/or may negatively impact our ability to attract new customers. The Safety Act Designation provides us with certain liability protections for claims relating to, arising out of or resulting from an act of terrorism, and the loss of these protections could materially impact our risk and our business. Because we view our SAFETY Act Designation as a differentiating factor among our industry peers, if laws and regulations change relating to the SAFETY Act or if we fail to comply with the SAFETY Act's requirements, our business, financial condition, results of operations, customer retention and stock price could be materially and adversely affected.
The AI-based weapons detection for security screening market is new and evolving and may not grow as expected or may develop more slowly or differently than we expect.
We believe our future success will depend in large part on the growth in the market for AI-based weapons detection for security screening solutions. This market is new and evolving, and as such, it is difficult to predict important market trends. To date, enterprise and corporate security budgets have allocated a majority of dollars to conventional security solutions, such as lower priced walk-through metal detectors. Organizations that use these security products may be satisfied with them or slow to adapt to technological advances and, as a result, these organizations may not adopt our solutions in addition to, or in lieu of, security products they currently use.
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
We use AI and machine learning in our development process and in our AI-based weapon detection products.
We use AI and machine learning technologies, including propriety AI and machine learning algorithms, in the development and operation of our AI-based weapons detection products for security screening. There are significant risks involved in developing, maintaining, and deploying AI and machine learning technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. Furthermore, the rapid pace of AI development may require the continued investment of significant resources for us to remain competitive, and we may not receive commensurate returns if we are not successful in achieving the outcomes we expect (either on the timelines we expect or at all). In addition, our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
Some uses of AI pose emerging ethical issues and present a number of risks that cannot be fully mitigated. Using AI while the technology is still developing may expose us to additional liability, reputational harm and threats of litigation, in particular, if these AI or machine learning models are incorrectly designed, developed or implemented, produce errors, AI bias, discrimination or AI hallucinations, result in intellectual property infringement or misappropriation or are adversely impacted by unforeseen defects, technical challenges, data privacy issues, cyber security threats, material performance issues, or otherwise do not function as intended. For example, AI technologies are highly reliant on the collection and analysis of large amounts of data, which may be overbroad, incomplete, inadequate, inaccurate, biased, or otherwise of poor quality. The accuracy of these data inputs and their subsequent effects on the outputs of AI technologies cannot always be verified, potentially leading to outputs that incorporate or are based on inaccurate or erroneous information. If any of the foregoing were to occur, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability.
Because AI is a developing technology in its infancy, legal frameworks for AI governance are unsettled, quickly developing, and unpredictable. The use of AI could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions. Further, there is no assurance that new laws and regulations will not restrict the ways we can use the AI we have adopted, including by limiting or changing global AI adoption trends that may impede our strategy. For example, Florida has proposed legislation designed to ban the use of AI for firearm detection in certain public spaces. If such legislation is adopted in Florida or similar legislation is proposed and adopted in any other states, our operations in such states could be disrupted, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, regulations relating to AI technologies may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on our operations or financial condition. Unfavorable legal and regulatory developments could also impact our vendors, suppliers and industry as a whole, and we may be exposed to increased risk of liability, reputational harm, and other significant costs if we need to make business and operational changes in response to such developments.
In particular, many U.S. federal, state, and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations, including related to the development and integration of AI, machine learning, and additional emerging data technologies while mitigating or controlling for bias and discrimination in the context of AI and machine learning. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act (as amended by the California Privacy Rights Act) (“CCPA”), regarding the use of automated decision making, which focuses on notice and transparency requirements, opt-out and access rights and performance of risk assessments. Additionally, Colorado and California have recently passed legislation, and legislation is pending in Virginia, that, among other obligations, will require disclosure and transparency obligations with respect to certain AI systems. Furthermore, in Europe, the Artificial Intelligence Act (“EU AI Act”), which entered into force on August 1, 2024, provides rights and duties designed to ensure the safe and ethical deployment of AI. The EU AI Act categorizes AI systems based on their level of risk, prohibiting certain uses of AI (which provisions applied as of February 2, 2025), and introduces strict requirements for high-risk AI applications (which provisions apply from August 2, 2027). It is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy and introduces significant fines for noncompliance. There are also specific rules on the use of automated decision making under the General Data Protection Regulation (“GDPR”) that provide the data subject the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning him or her or similarly significantly affects him or her. Additionally, the existence of automated decision making must be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. We will likely incur additional expenses and costs associated with complying with existing and evolving laws, as well as face heightened potential liability if we are unable to comply with such laws. While we strive to minimize any physical bias in our product’s identification of threats because our product’s AI does not process or analyze an individual’s physical characteristics, we may not be able to identify such issues in advance, or if identified, we may not be able to identify mechanisms for effectively mitigating such issues.
Our failure, or perceived failure, to comply fully with developing interpretations of AI laws and regulations or meet evolving and varied stakeholder expectations and industry standards, could harm our business, reputation, financial condition and results of operation. See – “We are subject to government regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business.”
Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party AI models, and we cannot control the availability or pricing of such third party software and infrastructure, especially in a highly competitive environment. In addition, market acceptance and consumer perceptions of AI and machine learning technologies are uncertain.
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for the output of AI and machine learning systems. See – “Our intellectual property rights are valuable and any inability to protect our proprietary technology and intellectual property rights substantially harm our business and operating results.”
We may be unable to acquire new customers, sell additional products to our customers, or retain our existing customers.
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
In addition, our future success depends, in part, on our ability to expand the deployment of our products with existing customers by selling them additional products and, in part, on our ability to maintain and increase subscriptions for our proprietary products as they generate recurring revenues. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. Existing and future customers of our products may not purchase our subscriptions for our proprietary products at the same rate at which customers currently purchase those subscriptions. In addition, the rate at which our customers purchase additional products depends on a number of factors, including the perceived need for additional security screening solutions as well as general economic conditions. If our efforts to sell additional products to our customers are not successful or our customers purchase a lower volume of subscriptions, our business may suffer.
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
We have incorporated, and may in the future incorporate, technology and components from third parties into our products. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which it may sell our products. We may not be able to rely on indemnification obligations of third parties, to the extent they offer them. If our implementation or ongoing use of such technology is limited because of intellectual property infringement claims brought by third parties against our suppliers or licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements therefor on commercially reasonable terms, our ability to develop and sell products, subscriptions, and services containing such technology could be severely limited, and our business could be harmed. Disputes with suppliers and licensors could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew existing licenses, or enter into new licenses of comparable technology, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition, and results of operation. Additionally, if we are unable to obtain necessary technology and components from third parties at all, including certain sole suppliers, we may be forced to acquire or develop alternative technology or components, which may require significant time, cost, and effort and may be of lower quality or performance standards. This could limit or delay our ability to offer new or competitive products and increase our costs of production. If alternative technology or components cannot be obtained or developed, we may not be able to offer certain functionality as part of our products, subscriptions, and services. As a result, our margins, market share and results of operations could be significantly harmed.
Our use of “open source” software could subject our proprietary software to certain disclosure obligations, negatively affect our ability to offer our products and subject us to possible litigation.
We have used “open source” software in connection with the development and deployment of our software products, and we expect to continue to use open source software in the future. Open source software is licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer the software that incorporates, is based on or that links to the open source software for no cost, that we make publicly available all or part of the source code for any modifications or derivative works we create based upon or that incorporate, link to or otherwise use the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, the AI technologies used to develop or write software used operations may be trained on data sets that include open source software or may draw from sources that might subject such software developed using AI technologies to certain license restrictions or other obligations. Additionally, if we decide to use AI technologies to develop or write software in our product offerings the AI may be trained on data sets that include open source software or may draw from sources that might subject such software developed using AI technologies to certain license restrictions or other obligations.
Companies that incorporate or use open source software in their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would subject our proprietary software to open source licensing terms (including requiring us to disclose our proprietary source code) or that would otherwise breach the terms of an open source agreement, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products that we are unaware of or that they will not do so in the future. Further, use of open source AI technologies poses additional risks relating to the underlying training data sets, including an increased risk in intellectual property infringement or non-compliance with open source license terms as a result of such training data sets potentially derived from data sourced without permission or outside the scope of the underlying open source license.
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

Our products collect and store personal data about individuals, including our customers, their visitors, and our employees, as well as other proprietary business and confidential information.
In the ordinary course of our business, we collect, store and otherwise process personal data about individuals, such as our customers, our customers’ visitors and our employees, as well as proprietary business and confidential information and intellectual property of ours and that of our customers. Additionally, we rely on third parties and their security procedures for the storage, processing, maintenance, and transmission of information that is critical to our operations. Remote and hybrid working arrangements also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
Cybersecurity threats as well as the tools (including AI) used to breach security safeguards, circumvent security controls, evade detection, and remove forensic evidence, are constantly evolving and may originate from remote areas increasing the difficulty of detecting and successfully defending against them. For instance, cyber criminals or insiders may target us or third parties with which we have business relationships to gain access to data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated. Protecting against such threats may require us to spend additional resources to further strengthen our defenses. In addition, events such as power losses, telecommunications failures, earthquakes, fires and other natural disasters could result in failures of our, or our third-party vendors’, systems.
Cybersecurity incidents affecting us or our third-party vendors can vary widely, from errors on the part of our personnel, to uncoordinated individual attempts to gain unauthorized access to IT systems, to sophisticated and targeted measures known as advanced persistent threats. These incidents could be caused by insiders (acting inadvertently or maliciously) or malicious third parties (including nation-states or nation-state supported actors). Attack methods can include sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery (such as phishing or social engineering), or other forms of deception.
Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents (including our cybersecurity risk management program and processes, such as our policies, controls, or procedures), we cannot guarantee that such measures will be implemented, complied with or effective in protecting our systems and information. Incidents such as spam, spyware, ransomware, viruses, worms, malware, DDoS attacks, password attacks, impersonation of employees or officers, and other threats may nevertheless occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal data of our customers, our customers’ visitors and our employees) and the disruption of our business operations.
In fact, we and our third-party vendors have experienced, and expect to continue to experience, cyber-attacks, such as through phishing scams and ransomware attempts. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and may continue to adopt additional regulations regarding the use, access, accuracy, and security of such data. For example, in the United States, we are subject to laws in all states and numerous territories that require notification of a qualifying data breach. In addition, the SEC has recently adopted rules on the Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies that enhances and standardizes disclosures for public companies with regards to their cybersecurity risk strategy, management, and governance. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. See – “We are subject to government regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business.”
In addition, any actual or alleged security breaches could result in mandated user notifications, litigation (including class actions), government investigations, regulatory action, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; and materially and adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, would be costly and may cause reputational harm. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Our Human Capital
If we do not effectively expand, train, and retain qualified sales and marketing personnel, we may be unable to acquire new customers or sell additional products to successfully pursue our growth strategy.
We depend significantly on our sales force to attract new customers and expand sales to existing customers. As a result, our ability to grow our revenue depends in part on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth, particularly in the United States and, to a more limited extent, internationally. We expect to selectively expand our sales and marketing personnel and face a number of challenges in achieving our hiring and integration goals. There is intense competition for individuals with sales training and experience. In addition, the training and integration of a large number of sales and marketing personnel in a short time requires the allocation of significant internal resources. We invest significant time and resources in training new sales force personnel to understand our products, platform, and our growth strategy. Based on our past experience, it takes approximately six to 12 months before a new sales force member operates at target performance levels, depending on their role. However, we may be unable to achieve or maintain our target performance levels with large numbers of new sales personnel as quickly as we have done in the past. Our failure to hire a sufficient number of qualified sales force members and train them to operate at target performance levels may materially and adversely impact our projected growth rate.
We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage, and retain qualified personnel, especially those in sales and marketing and research and development.
Our future performance depends on the continued services and contributions of our senior management, particularly John Kedzierski, our President and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key man insurance for any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Kedzierski and other key employees for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition, and results of operations.
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
Risks Related to Our Intellectual Property
Our intellectual property rights are valuable and any inability to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright, and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. We maintain a program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. Where applicable, these agreements acknowledge our exclusive ownership of, and assign to us, all intellectual property developed by such individuals or third parties in connection with their work for us and require that all proprietary information disclosed to them by us (or on our behalf) will remain confidential. Such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. See – “Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.”
As of March 26, 2025, we own or co-own nine issued U.S. patents and 27 issued foreign patents and have 21 pending or allowed patent applications relating to our products. It cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Further, our use of AI technologies in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output given the position of courts and intellectual property offices in the U.S. and in some other jurisdictions that sufficient human inventorship is required for patent protection of an AI-generated invention and sufficient human authorship is required for copyright protection of an AI-generated work of authorship. Additionally, inventions or works of authorship created through the use of AI may be based or rely on, or contain, materials that were used in the training of such AI technologies and which are subject to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship.
We have registered the Evolv®, Evolv Technology®, Evolv Express®, Evolv Insights®, Evolv Cortex AI®, and Evolv Edge® trademarks in the United States and certain other countries. We also have registrations and/or pending applications for additional marks in the United States and other countries. We cannot be certain that any pending or future applications will issue as registered trademarks or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.
If we are unable to maintain sufficient intellectual property protection for our proprietary technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technologies similar or identical to ours, and our ability to successfully commercialize our technologies may be impaired.
The steps we take to protect our intellectual property may be inadequate to prevent infringement, misappropriation, or other violations of our intellectual property rights. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.
We may be required to spend significant resources to monitor and protect our intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights (including to protect our trade secrets), to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights.

Any such significant impairment of our intellectual property rights or our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our products and offerings, impair the functionality of our products and offerings, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our products and offerings, or injure our reputation.
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
If we are not successful in defending any such claims, we may be required to:
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
•enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights (which may be unavailable on terms acceptable to us, or at all, may require significant royalty payments and other expenditures and may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us);
•defend against any allegations of infringement; and
•indemnify our partners and other third parties.
Third parties may also assert claims against our customers or reseller partners, whom we typically indemnify, that our products infringe, misappropriate, or otherwise violate the intellectual property rights of such third parties. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation, and other violations of intellectual property rights may increase. Furthermore, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. In addition, the use of AI technologies in our operations may result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train the AI technologies, or the use of output generated by AI technologies, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks.
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
We have devoted substantial resources to the development of our technology, business operations, and business plans. We cannot guarantee that we have entered into confidentiality arrangements with each party that may have or has had access to our trade secrets or proprietary technology and processes. These efforts may also not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. For example, our employees or others with whom we have shared confidential information or trade secrets could input such information into AI applications, resulting in such information becoming accessible by third parties, including our competitors or in a loss of trade secret status of such information. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our technologies that we consider proprietary. In addition, if others independently develop equivalent knowledge, methods, and know-how, we would not be able to assert trade secret rights against such parties, and our competitive position could be materially and adversely harmed. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.
Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret are difficult, expensive, time-consuming, and the outcome is unpredictable. In addition, effective trade secret protection may not be available in every country in which our products are available or where we have employees or independent contractors as some courts inside and outside the United States are less willing or unwilling to protect trade secrets. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Legal and Regulatory Risks
We are subject to government regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business.
We, our reseller partners, and our customers are subject to a number of domestic and international laws and regulations that apply to the processing of certain types of information as well as cloud services and the internet generally. These laws, rules, and regulations address a range of issues including data privacy and cyber security, breach notification and restrictions or technological requirements regarding the processing of personal data. The regulatory framework for online services, data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. New laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, and standards in the jurisdictions in which we operate, and may be subject to contractual obligations relating to data privacy and security in the jurisdictions in which we operate.
For example, in the United States, there are numerous data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data (as defined in such laws), including state data privacy laws, state data breach notification laws, and federal and state consumer protection laws. The U.S. Federal Trade Commission ("FTC") and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.
Our failure, or perceived failure, to comply fully with developing interpretations of AI laws and regulations or meet evolving and varied stakeholder expectations and industry standards, could harm our business, reputation, financial condition and results of operation.

Further, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal data or other unauthorized or inadvertent access to or disclosure of such information. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. Any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources.
Internationally, virtually every jurisdiction in which we operate, have customers or have prospective customers has established its own data security and privacy legal frameworks with which we, our reseller partners or our customers must comply.
For example, in the European Union, the GDPR imposes requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strong individual rights regime, shortened timelines for data breach notifications and restrictions on the transfer of personal data outside of the European Economic Area. Following its departure from the European Union, the United Kingdom has adopted a separate regime based on the GDPR (“UK GDPR”) that imposes similarly onerous requirements. Companies that violate the EU or UK regime can face regulatory investigations, private litigation, prohibitions on data processing, and fines. Other EU and UK data protection laws and evolving regulatory guidance restrict the ability of companies to market electronically, including through the use of cookies and similar technologies, and companies are increasingly subject to strict enforcement action including fines for noncompliance.
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
We strive to comply with all applicable laws, policies, legal obligations relating to privacy and data protection to the extent possible. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, and which makes our compliance requirements and the enforcement of those requirements ambiguous, uncertain, and potentially inconsistent. Any significant change to applicable laws, regulations or industry practices, or how each is interpreted, regarding the use or disclosure of personal data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal data is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal data that our customers voluntarily share. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release or access of personal data or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant fines or damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various products, including but not limited to vendors and business partners. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and/or data concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

The costs of compliance with, and other burdens imposed by, the laws, rules, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our product. Even the perception of privacy or discrimination concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent. Our failure to comply with applicable laws and regulations, or to protect data governed by applicable laws, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. We may also have costs associated with engaging with stakeholders, including investors, insurance providers, and other capital providers, on such issues.
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
Our policies or procedures may not work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, reseller partners, and other third parties who are acting on our behalf with respect to our business. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities and/or officials (including local laws) or export controls and economic and trade sanction laws and regulations, we may be subject to criminal and civil penalties and other remedial measures, which could harm our business, financial condition, results of operations, cash flows, and prospects. In addition, investigations of any actual or alleged violations of such laws or policies related to us could harm our business, financial condition, results of operations, cash flows, and prospects.
We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business.
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part II, Item 1, "Legal Proceedings" and Note 16 (Commitments and Contingencies) to our condensed consolidated financial statements for the nine months ended September 30, 2024. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. We may be the target of this type of litigation in the future. These proceedings, as well as any pending or future government investigation or proceeding may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.
The potential costs and liabilities associated with legal proceedings, claims and investigations involving us or members of our leadership team is uncertain, and the results of such legal proceedings, claims and investigations cannot be predicted with certainty. Lawsuits and other administrative or legal proceedings that may arise can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. We may also be subject to fines or penalties that are not covered by insurance. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.
Furthermore, the marketing and sale of our products are also subject to extensive regulation by various federal agencies, including the FTC, as well as various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold and industry codes of conduct. From time to time, we receive government regulatory inquiries and requests for information and our approach is to be cooperative and educate the requesting government bodies about our company and products. For example, on October 12, 2023, the Company announced that the U.S. Federal Trade Commission (the “FTC”) had requested information about certain aspects of its marketing practices. The Company reached a settlement with the FTC and on December 5, 2024, a Stipulated Order for Permanent Injunction and Other Relief (the “Order”) was entered in the United States District Court for the District of Massachusetts Eastern Division. The Order (i) required that we permit a limited cohort of school customers to cancel their contracts, (ii) required that we take certain compliance actions and meet record keeping obligations, and (iii) enjoined we from making misleading or unsubstantiated marketing claims. The Order did not include any monetary relief. The period during which eligible customers could have cancelled closed on March 30, 2025. Any inability to adequately comply with the terms of the Order could result in enforcement actions or penalties imposed by the FTC. As previously disclosed, in February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission, requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation. For more detailed discussion, see Note 16 (Commitments and Contingencies) to our condensed consolidated financial statements for the nine months ended September 30, 2024 for additional information.
In September 2024, the Company commenced an investigation of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues (referred to in the “Explanatory Note” preceding Item 1, Financial Statements as the Investigation). In November 2024, the Company self-reported the Investigation to the Division of Enforcement of the SEC. The Company has since received requests for documents and information from the SEC relating to this matter. The Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York relating to these same issues and has since received additional requests for documents and information relating to this matter. The Company is cooperating with these inquiries. See also Note 16 (Commitments and Contingencies) to our condensed consolidated financial statements for the nine months ended September 30, 2024 for additional information.
We can offer no assurances as to the outcome of these inquiries or their potential effect, if any, on us or our results of operations. Any inability to adequately address the FTC or the SEC's concerns or comply with applicable laws, regulations, and policies, could result in litigation, enforcement actions or significant penalties or claims, which could, in turn, divert financial and management resources, damage our reputation, inhibit sales, and otherwise adversely affect our business. Any resolution or litigation with the SEC or other parties could ultimately result in monetary and/or injunctive relief that may impose costs on us and/or require us to make changes to our business practices and marketing activities and could adversely impact our customer relationships. In addition to the possibility of fines, injunctive relief, lawsuits and other claims, as a result of any pending or any future regulatory enforcement proceedings or inquiries we could be required to fundamentally change our business practices. Responding to these or other investigations alone can be costly and time-consuming. Any of these events could materially adversely affect our operating results and financial condition.
We are and may in the future be subject to litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to the Investigation and our failure to timely file our periodic reports with the SEC.
As a result of the misstatements and related material weaknesses, as described above in the Explanatory Note, we are and may in the future become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. Additionally, a shareholder derivative lawsuit was filed against us alleging that we violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and our revenue recognition following the announcement of the Investigation and related restatement and we have an additional securities class action lawsuit and shareholder derivative lawsuit based on the same allegations. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement and our failure to timely file our periodic reports with the SEC could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. Our management has devoted and may be required to devote significant time and attention to these matters. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to need to expend our resources to conclude these matters. For further information, see Part II, Item 1, "Legal Proceedings" and Note 16 (Commitments and Contingencies) to our condensed consolidated financial statements for the nine months ended September 30, 2024.
Risks Related to Our Financial Condition and Liquidity
There are risks related to our ability to utilize net operating loss carryforwards as well as research and development tax credit carryforwards to offset future taxable income or tax liabilities.
As of December 31, 2024, we had federal net operating loss carryforwards of $20.1 million, which begin to expire in 2033. These losses were generated before 2018 and are subject to a 20-year carryforward period under the tax rules in effect at that time. We also had federal net operating loss carryforwards of $203.3 million as of December 31, 2024 which do not expire but are generally limited to offsetting up to 80% of taxable income in any given year. These amounts were generated after 2017 and are subject to the provisions of the Tax Cuts and Jobs Act, which eliminated the expiration period but imposed a limitation on usage.
We had state net operating loss carryforwards of $201.1 million as of December 31, 2024 which may be available to offset future state taxable income and which begin to expire in 2033, depending on jurisdiction-specific rules. Additionally, as of December 31, 2024, we had United Kingdom net operating loss carryforwards of approximately $1.7 million which do not expire under current UK tax law.
As of December 31, 2024, we had gross U.S. federal and state research and development and other tax credit carryforwards of $2.4 million and $1.5 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2030, respectively.
Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If we have experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.
Refer to Note 13 “Income Taxes” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to it, if at all. Additionally, events related to the Investigation may expose us to higher interest rates for additional indebtedness, whether as a result of credit rating downgrades or otherwise, and could restrict our ability to obtain additional or replacement financing on acceptable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to it when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
•changes in financial markets, macroeconomic conditions, or global instability;
•changes in market valuations of similar companies;
•the impact of a pandemic, epidemic or a similar future outbreak of disease or public health concern on our business;
•competition in our industry, our ability to grow and manage growth profitability, and retain our key employees;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, or regulations or government policies applicable to our business;
•announcements that our previously issued financial statements cannot be relied upon or that our financial statements must be restated;
•delays in the filing of our required SEC reports;
•the announcement of restructuring activities;
•changes in executive leadership;
•increases in compliance or enforcement inquiries and government inquiries or investigations (such as the ongoing SEC matter and enforcement of the Order);
•risks related to the organic and inorganic growth of our business and the timing of expected business milestones;
•short sales, hedging, and other derivative transactions involving our common stock; and
•the other factors described in this "Risk Factors" section of this Quarterly Report on Form 10-Q.
Furthermore, short sellers or those that directly or indirectly assist short sellers may attempt to engage in manipulative activity intended to drive down the market price of a target company's stock. We have in the past been the subject of negative public attacks by certain non-governmental entities purporting to be objective media outlets, and we may in the future become subject to similar attacks, which may lead to increased volatility in the price of our common stock.
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
We classify our public warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our public warrants each reporting period. The amount of such gains or losses could be material.
Certain of our earn-out shares and founder shares are accounted for as liabilities and the changes in value of such shares could have a material effect on our financial results.

We evaluated the accounting treatment of (i) our earn-out shares and (ii) 4,312,500 shares of NHIC Class B common stock owned by certain NHIC stockholders which were converted into shares of the Company's stock in connection with the Merger, (the "Founder Shares") and determined to classify such shares as liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our earn-out and founder shares each reporting period. The amount of such gains or losses could be material.
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
Future sales of a substantial number of our common stock into the public market, particularly sales by our directors and executive officers or by holders of Founder Shares, or the perception that these sales might occur, could cause the market price of our common stock to decline. Certain of the Founder Shares are also subject to certain performance-based vesting provisions where 25% of the Founder Shares will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period. In addition, as of September 30, 2024, we had stock options, restricted stock units (“RSUs”), and performance stock units ("PSUs") outstanding that, if fully exercised or vested, would result in the issuance of 36,437,045 shares of our common stock.
General Risk Factors
Increasing attention to, and evolving expectations for, sustainability initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their sustainability practices. Changing rules, regulations as well as customer, employee and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on evolving sustainability reporting standards, including California’s climate-related disclosure laws, and the European Union's Corporate Sustainability Reporting Directive as well as customer requirements may be costly, difficult and time consuming. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our sustainability initiatives can be costly, difficult and time consuming. This and other regulations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Moreover, changing federal enforcement priorities and legal interpretations regarding diversity, equity, and inclusion programs present unknown and evolving risks, particularly the new focus on federal contractors and DEI certifications. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us. In addition, we could be criticized by stockholders, stakeholders, regulators, or other interested parties for the scope or nature of our sustainability practices.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2024, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.

(c) Insider trading arrangements.
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: April 28, 2025

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ David Rawden
Name:	David Rawden
Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)