Form 10-K
period 2024-12-31
Evolv Technologies Holdings, Inc.
filed 2025-04-28
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2024, based on the closing price of $2.55 per share as reported on The Nasdaq Stock Market LLC, was approximately $337.9 million.
As of April 21, 2025, the registrant had 163,470,325 shares of Class A common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2024 (the "Proxy Statement").

EXPLANATORY NOTE
Introduction
As previously announced in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 25, 2024, the Board of Directors (the “Board”) of Evolv Technologies Holdings, Inc. (“we,” “us,” “our,” the “Company” and “Evolv”) determined on October 24, 2024 that the Company’s previously issued consolidated financial statements and other financial data for the fiscal years ended December 31, 2022 and December 31, 2023 contained in its Annual Report on Form 10-K for the year-ended December 31, 2023, and its condensed consolidated financial statements for the quarters and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024 contained in its Quarterly Reports on Form 10-Q (collectively, the “Non-Reliance Periods”), should no longer be relied upon because of misstatements related to accounting for certain sales transactions. As a result of these misstatements, the Company is restating certain financial information for the Non-Reliance Periods. All restated financial information is included in this Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), and we have not filed, and do not intend to file, amendments to any of our filings that we have previously filed with the SEC.
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
Items Included in this Filing
This Form 10-K includes the following information, in addition to the financial statements and related disclosures for the year ended December 31, 2024:
•restated audited consolidated financial statements and related disclosures as of and for the years ended December 31, 2023 and 2022; and
•restated unaudited interim financial information and related disclosures as of and for the quarterly periods and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024.
Refer to Note 2 “Restatement of Previously Issued Consolidated Financial Statements” and Note 23 “Restatement of Quarterly Financial Information (Unaudited)” in the notes to the consolidated financial statements in this Form 10-K for additional information, including a summary of the impacts of these adjustments.
Internal Control-related Considerations
Management evaluated the Company’s internal control over financial reporting and determined that material weaknesses in the control environment, including the lack of a sufficient complement of personnel, risk assessment, and information and communication components of internal control, as well as the material weakness related to revenue control activities resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the consolidated annual financial statements for the period ended December 31, 2024, and the quarterly period ended September 30, 2024 that were recorded prior to the issuance of those financial statements. These material weaknesses are in addition to previously disclosed material weaknesses, which resulted in adjustments and certain immaterial misstatements in the consolidated financial statements for the years ended December 31, 2019, 2020, 2021, 2022, 2023, and 2024, as well as certain quarterly periods within those years; the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; as well as the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting. See "Part I, Item 4, Controls and Procedures" for more information.

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
Industry and Market Data
The information concerning our industry contained in this Annual Report on Form 10-K is based on data from various industry analyses, our internal research and data, and adjustments and assumptions we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry and market size provide general guidance but are inherently imprecise. Further, the Company’s estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

PART I
ITEM 1. BUSINESS
Company Overview
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
Our solutions combine proprietary software and hardware, delivered as a long-term Security-as-a-Service ("SaaS") subscription model and are designed to enhance security and improve the visitor experience. Evolv provides a cloud-connected, AI-driven approach to security that goes beyond just hardware, supporting the end-to-end screening experience. Our focus is weapons detection, and we offer two core solutions: Evolv Express® and Evolv eXpedite™ – designed to efficiently screen high volumes of people and bags for concealed threats.
Our flagship product, Evolv Express, uses advanced sensors, AI-powered software, and cloud services to not only consistently detect firearms, improvised explosives, and certain types of knives and distinguish them from many harmless items such as cell phones and keys, but also visualize the location of the potential threat helping to enable security personnel to conduct targeted, minimally intrusive secondary screenings. Evolv eXpedite, our high-speed, autonomous X-ray bag scanning solution, works with Evolv Express to provide a layered approach to security for concealed weapons detection in high clutter environments. Using eXpedite with Express aims to allow the checkpoint to operate at heightened sensitivity while potentially reducing the burden on security staff and optimizing the visitor experience.
Our innovative technology is designed to enhance security and provide an efficient, positive visitor and customer security experience. In addition to screening capabilities, our solution includes Evolv Insights® - a powerful software analytics dashboard that allows customers to comprehensively review, analyze, and gather insights from the Evolv Express screening systems at their various venue or facility locations. Available data includes visitor arrival patterns, throughput volumes, system detection performance, alarm statistics, weapons detected and detection settings. Our customers can leverage this data to inform their security operations, while providing end-users with an approachable security experience. Our products, which are offered to our customers primarily under a multi-year subscription model, provide predictable revenue streams for us in addition to value for our customers.
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
Our products have screened over two billion visitors worldwide since our products launched in 2019. Based on a comparison of self-reported TSA data and Evolv's internal data, we believe that on average, we screen more visitors per day through our AI-based solutions than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products for lease or purchase and primarily under a multi-year security-as-a-service subscription pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.
Our Industry
Security screening is commonly associated with airports, courthouses, and prisons. These facilities represent a small fraction of the total number of gathering spaces where mass shootings, terrorist attacks, and other forms of armed violence might occur, but they have historically had a disproportionate impact on the design and implementation of security screening technology. These specialized facilities are typically required by law to meet specific screening regulations using products built to meet technical standards designed for these environments. Many of these standards and regulations were designed in the pre-digital era of the last century.

Regulated facilities like airports and prisons usually have a local monopoly on the services they provide and therefore have historically been incentivized to emphasize technical regulatory compliance over the visitor experience. Security technology providers have historically focused on serving this regulated market and, as a result, have similarly developed solutions to meet such regulatory requirements without regard to the visitor experience. However, many unregulated facilities want security screening that is designed with visitor experience in mind, and helps enhance their security posture while providing a positive experience for their valued customers and employees.
Security screening at many venues and facilities has historically been designed around metal detectors that typically require visitors to enter in single-file lines after submitting their bags and pocket contents to manual inspection. This process is usually supported by multiple security guards who may perform manual bag inspections, hand wand scans, and hands-on body ‘pat downs’ to resolve alarms. The historical emphasis on technical detection performance using outdated standards tested in isolation has drawn attention away from performance of the screening process as a holistic system. Venues are looking for modern solutions to modern problems, and factors like efficiency, minimizing false alarms, and visitor experience are a part of the conversation when considering security screening solution.
Our Market Opportunity
We believe that the current macro trends in firearms ownership and mass shootings suggest that the need for effective security screening processes has never been greater and will continue to grow for the foreseeable future. According to the Gun Violence Archive, in 2024 there were over 500 mass shootings in the United States.
Due to these macro trends, we believe that venues and facilities that may have previously chosen not to implement security screening because of the inherent shortcomings of old screening methods like walk-through metal directors or due to concerns about cost, effectiveness, and/or visitor experience impact may feel increasingly compelled to explore modern security screening options for the first time. Further, we believe that venues and facilities that already conduct security screening may feel increasingly compelled to consider alternatives.
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
Our Growth Strategy
The key elements of our growth strategy within our target market include the following:
•Develop Initial Customer Successes in Specific Target Metropolitan Areas
Decision-makers at our prospective customers are often professionally connected to decision-makers at other prospective customers in different vertical industries within a specific target metropolitan area. We have established a successful pattern of targeting and winning new customers in specific vertical industries and then leveraging that success to solicit referrals at other venues and facilities across that metropolitan area in other vertical industries. We have developed a playbook for executing this pattern through orchestration of our direct sales resources and reseller partners in a manner that we believe will continue to scale as we develop the available markets.
•Expand and Activate Our Reseller Strategy
We have a global distribution network consisting of dozens of value-added resellers. We intend to continue to develop our reseller network by adding further geographic and vertical market coverage and sales capacity based upon demand. We plan to continue to cultivate field level collaboration between our direct sales team and our resellers to develop the ability of the resellers to find, develop, and close customers independently.
•Concentrate Sales and Marketing Effort in Specific Target Accounts in Specific Vertical Industries
Through our experience to date, we have developed a proprietary list of target vertical industries, developed a list of target accounts within those industries, and identified target decision-makers in our target accounts. We believe that our target account list represents the best immediate growth opportunities for our business. Over time we plan to adjust our target account list to reflect current market conditions and the capabilities of our products. We plan to continue to execute brand awareness strategies, content marketing, lead generation, and sales development activities to our target account list to create qualified sales opportunities.
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
•Extend Our Value Proposition with Additional Products and Digital Capabilities
Our customers turn to our solutions first and foremost for increased security at the thresholds of the entrances of their venues. In addition to increased security posture, we believe our solutions also provide for a positive visitor experience and unprecedented insights into visitor and security data through our Evolv Insights solution. Our customers often look to us to provide additional applications and services that extend the security perimeter beyond the threshold of their venues. To that end, we believe there is an opportunity to introduce new applications and services that solve adjacent security challenges being faced by our customers. As we adapt to customer demands, we may introduce new applications and services to the market via our own internal product development, partnering with third parties, or through acquisitions.
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
We believe that we are well-positioned to compete in our industry based on the following core competencies and competitive strengths:
•Strong Detection Effectiveness Based on Artificial Intelligence Software
Our solutions use digital processing and AI to help differentiate between many real weapon threats and many harmless items such as cell phones and keys. Our technology also takes an end-to-end approach to security, with the capability to locate threats and visualize the location of that threat, with our “Red Box” technology, enabling a directed secondary search that is minimally intrusive. Our solutions use real-world data to classify threats based on classification models, which allows us to improve performance over time through new and updated algorithms, which customers can get through software updates. Our core AI also makes it possible to integrate new kinds of sensors and data sources and integrate our solutions with other platforms and applications. We aim to design our products to detect more actual weapon threats with fewer nuisance alarms.
•Large and Growing Data Set
Evolv maintains a proprietary data set that is essential in training our software to accurately classify a broad range of threats and non-threats under a wide variety of real-world conditions. We continue to grow this data set which we expect will help our detection capabilities through new and updated algorithms. In turn, we expect our customers to benefit from these improvements through regular software updates under our subscription business model. In a world where data is an increasingly decisive competitive advantage, we believe we are well positioned to deliver value to our customers in ways that competitors without such robust data sets may be unable to match.
•Differentiated and Proprietary Technology Platform
We have invested significant resources in developing proprietary and patented technologies across AI software, cloud services, and advanced sensors to accelerate the widespread adoption of modern security screening. These technologies serve as the foundation of our products. We have also designed our platform with application programming interfaces (“APIs”) that allow integration and interoperability with complementary third-party security solutions such as brandished gun detection, biometric authentication, video management software, threat intelligence, messaging, and mass-notification systems.
•High Screening Throughput
Our unique detection methodology is designed to result in low nuisance alarms and to allow visitors to walk through in unstructured flows, without needing to empty their pockets and without surrendering their bags for manual inspection, except as needed for secondary searches when a potential threat has been identified. The result is a visitor experience designed to be more like walking through a department store shoplifting prevention system than an intrusive airport security checkpoint.
•Digital Access and Analytic Insights
Our solutions are cloud connected. The MyEvolv portal and mobile app enables customers to remotely access their system to perform software updates, change sensitivity settings, and check system status. Evolv Insights provides our customers self-serve access, insights regarding visitor flow and arrival curves, location specific performance, system detection performance and alarm statistics, and comparisons across multiple business dimensions. The data we collect and the Evolv Insights platform allow us to provide customers with insights that would not be available when utilizing traditional security screening methods.
•Key Strategic Partners
We have strategic agreements with many globally recognized partners. We believe that these partners will provide us with significant leverage and reach that will allow us to rapidly scale our business and guide customers to success.
•Distribution Capabilities
We have developed a distribution network consisting of dozens of value-added resellers. Our resellers, who have extensive experience in physical security technologies and processes, provide marketing, sales, systems integration, and local support services for customers across an array of vertical markets and regions. They also bring an existing base of customers into which we can drive awareness of and ultimately sell our security screening products. Whenever possible we seek to form relationships with the leading resellers in each region we do business in order to secure access to the most valuable existing customer relationships and the best talent pool available in each region.
•Visionary and Experienced Management Team and Advisors
Our management team and board of directors blend a range of skills and backgrounds from technology, cybersecurity, materials science, AI, military, and law enforcement. Our advisors are renowned industry leaders with experience at the United States Secret Service, the Federal Bureau of Investigation (“FBI”), the U.S. military, the TSA, the United States Department of Homeland Security (the "DHS"), the United States intelligence community, and United States Congress. Our engineering and digital products teams are led by accomplished and visionary technologists and scientists who have many years of experience in relevant fields. Our commercialization efforts are managed by individuals with prior successes in building and scaling both direct and indirect, reseller-driven global sales organizations.
•Self-Reinforcing Adoption Cycle
We believe that as we acquire more customers and deploy more of our products, we will be able to gather more digital data that in turn will help inform improvements to the performance of our systems and provide deeper analytic insights to our customers. As we continue to improve the performance and analytic insight of our systems, we believe more prospective customers will be attracted to our products and more engaged prospects will choose to purchase our products. We anticipate that this cycle will continue to operate in the future, creating ongoing competitive advantages for us and our reseller partners.
Our Products
Since our founding in 2013, we have developed an extensive portfolio of proprietary technologies that form the foundation of our integrated security screening products, which are comprised of AI software, cloud services, and advanced sensors. These are designed to be integrated layers for detection. But detection is just the foundation. We support security team throughout the entire screening process to provide situational awareness and tools to support response. Our products are designed to capture valuable visitor data customers can leverage to inform their security operations, while providing end-users with an approachable and non-intrusive security experience.
Evolv Express
Our flagship product, Evolv Express, is designed to quickly detect firearms, improvised explosive devices, and large tactical knives in unstructured people flows. Evolv Express became commercially available in October 2019. The number of Evolv Express solutions deployed across our customer base grew from approximately 4,500 at December 31, 2023 to approximately 6,100 at December 31, 2024. We believe that the number of solutions deployed is closely correlated to our revenues.

Evolv Insights Analytics Application
The Evolv Express system collects valuable visitor data and data on system use and performance. This data allows us to generate analytics that appear in our Evolv Insights application. Evolv Insights provides self-serve access, insights regarding visitor flow and arrival curves, location specific performance, system detection performance and alarm statistics, and comparisons across multiple business dimensions. Using Evolv Insights, organizations use the powerful dashboards and metrics provided to inform their security decisions, operationalize the way their security and venue operations teams make staffing and traffic flow decisions to avoid overcrowding, rebalance security and operational resources, and improve the overall experience for their guests.

Evolv eXpedite
We launched a second major product line in September 2024 called Evolv eXpedite, which is an autonomous AI-based weapons detection system for bags being brought to venues by visitors in high clutter environments. Evolv eXpedite was designed from the ground up with AI computer vision in mind. There is no screen on the Evolv eXpedite product for an operator to manually review X-ray images. The product operates at high speed, enabling rapid, automated bag screening. Evolv eXpedite can be used as a stand-alone system or alongside Evolv Express systems.
Sales Models
We sell our solutions under several sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware outright, they can do that directly from us ("purchase subscription" model) or through the “distributor licensing” model we offer through Columbia Electrical Contractors, Inc. (“Columbia Tech”). Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, currently serves as our primary contract manufacturer. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, which contracts directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment through the distributor licensing model. Columbia Tech pays us a hardware license fee for each system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments.
Our Customers
Our customers include many iconic venues across a wide variety of industries including education, healthcare, professional sports, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, large industrial workplaces, and houses of worship.
The majority of our customer agreements include non-cancelable multi-year commitments, typically for an initial term of four years. One customer and two customers, all of which were resellers of our products, accounted for more than 10% of our total revenue for the year ended December 31, 2024 and the year ended December 31, 2023, respectively.
Research and Development
We believe that the security screening market is poised for rapid technological advancements across software, cloud services, and sensors. We invest significant resources into ongoing research and development programs because we believe our ability to maintain and extend our market position depends, in part, on breakthrough technologies that offer a unique value proposition for our customers and differentiation versus our competitors. Our research and development team, which is responsible for both the development of new products and improvements to our existing product portfolio, consists of talented and dedicated engineers, technicians, scientists, and professionals with experience from a wide variety of the world’s leading physical security, cybersecurity, and software technology organizations. Our primary areas of focus in research and development include, but are not limited to:
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
Sales and Marketing
We sell our security screening products through both our own direct sales force and through a global distribution network consisting of dozens of reseller partners. Our partners sell our products to venue and facility operator customers, for whom they may also perform installation, systems integration, and local support and maintenance services in limited circumstances, with additional services provided by our internal support teams. Many partners offer third-party physical security products including cameras, access control systems, and video monitoring systems in their respective territories and regions, which provides an opportunity to cross-sell our security screening products to a broad, existing customer base that has purchased these other products.
Our marketing strategies are focused on supporting sales growth by (1) driving awareness; (2) developing comprehensive sales and marketing content, tools, and campaigns for each stage of the sales process; (3) scaling those campaigns via our global distribution network, and (4) building our sales pipeline through demand generation efforts. We drive awareness for the Company, our security screening products, and our customers’ successes through public relations and communications efforts that span mainstream, business, social media and trade press across the security sector generally and in key verticals such as education, healthcare, professional sports as well as tourist sites, performing arts and entertainment, theme parks, industrial workplaces, and municipal governments. Our internal marketing team develops content in multiple formats and delivery methods to facilitate marketing campaigns and sales enablement. As a general matter, marketing content goes through a thorough review process before being released to the market.
Manufacturing and Suppliers
Our physical products are manufactured by our primary third-party contract manufacturer, Columbia Tech, based in the United States with international quality certifications, such as ISO 9001:2015. We also utilize other third-party manufacturers to produce certain components. We design our products and processes and internally manufacture the initial engineering prototypes. Our internal manufacturing and supply chain teams work collaboratively with both our internal engineering department and Columbia Tech to scale up the prototypes for commercialization through a phase gate product launch process. There have been significant efforts made over the last several years with Columbia Tech to scale up our production. Columbia Tech also provides a variety of services including sourcing off-the-shelf components, manufacturing custom components/assemblies, final product assembly and integration, end of line testing and quality assurance per our specifications, material and finished goods inventory, and direct global shipping to our customers.
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
As of March 26, 2025, we own or co-own nine issued United States patents, 27 issued foreign patents, and have 21 pending or allowed patent applications. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. In addition, we have five registered United States trademarks, seven pending United States trademark applications, 45 registered foreign trademarks, and 14 pending foreign trademark applications. Our patents and patent applications are directed to, among other things, security screening, threat detection and discrimination, imaging systems, and related technologies. In addition to patents owned or co-owned by us, we have in-licensed 95 patents, including but not limited to metamaterials, RF imaging, compressive sensing, and signal processing, for security related applications.
While most of the intellectual property we use is developed and owned by us, we also use a combination of proprietary, open-source and third-party licensed software in connection with our products and services. These licenses are sufficient for the operation of our business, and typically limit our use of the third- parties’ intellectual property to specific uses and for specific time periods.
See Part I, Item 1A, “Risk Factors – Risks Related to Our Intellectual Property” for additional information about risks related to our intellectual property.
Human Capital
Our employees are critical to our success. As of December 31, 2024, we employed 287 people, substantially all of whom are full-time employees.
On January 21, 2025, we implemented a Board-approved reduction in force affecting 40 employees. This action was part of our initiative to increase our annualized run rate cash savings as we seek further flexibility to pursue our investment strategy with certain growth opportunities. Refer to Note 24 “Subsequent Events” in the notes to the consolidated financial statements in this Form 10-K for additional information.
We also engage numerous consultants and contractors to supplement our permanent workforce. Most of our employees are engaged in research and development and selling functions. We consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Commitment to Maintaining a Skilled Workforce. We value the diversity of perspectives, experiences, and skills of our employees and are committed to providing an engaging and inclusive atmosphere for all employees that promotes productivity and encourages creativity and innovation. We strive to maintain a highly skilled workforce where employees are hired, retained, compensated, and promoted based on their performance and contribution to the Company.
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
See Part I, Item 1A, “Risk Factors — Failure to comply with applicable anti-corruption legislation, export controls, economic sanctions and other governmental laws and regulations could result in fines and criminal penalties and materially adversely affect our business, financial condition, and results of operations” for additional information about the environmental, health and safety laws, and regulations that apply to our business.
Additional Information
Our Internet address is https://evolv.com. At our Investor Relations website https://ir.evolvtechnology.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

ITEM 1A. RISK FACTORS
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, and Controls and Procedures and of this Annual Report on Form 10-K. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
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
•We may be subject to litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to the Investigation and our failure to timely file our periodic reports with the SEC.
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
As discussed in the Explanatory Note, in Note 2, Restatement of Previously Issued Consolidated Financial Statements, and in Note 23, Restatement of Quarterly Financial Information (Unaudited), we restated our previously issued consolidated financial statements and other financial data for the fiscal years ended December 31, 2022 and December 31, 2023 contained in our Annual Report on Form 10-K, and our condensed consolidated financial statements for the quarters and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024 contained in our Quarterly Reports on Form 10-Q. In our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, we also restated our unaudited financial statements for the quarterly and year-to-date periods ended September 30, 2023. We concluded that the Non-Reliance Periods should be restated because the accounting for certain sales transactions was materially inaccurate and that, among other things, revenue was prematurely or incorrectly recognized in connection with financial statements prepared for the Non-Reliance Periods. Other previously reported metrics that are a function of revenue were also misstated as a result of these revenue misstatements.
As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including as a result of a pending class-action lawsuit, derivative actions, and a stockholder request for inspection of our books and records. For more detailed discussion, see Part I, Item 3, "Legal Proceedings" and Note 20 (Commitments and Contingencies) to our consolidated financial statements for the year ended December 31, 2024. We may become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings, as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.
We have identified material weaknesses in our internal control over financial reporting, which have led to restatements and caused us to fail to meet our periodic reporting obligations, and this could occur again the future.
As disclosed in Part II, Item 9A – Controls and Procedures, of this Annual Report on Form 10-K, management determined that material weaknesses in the control environment, including the lack of a sufficient complement of personnel, risk assessment and information and communication components of internal control, as well as the material weakness related to revenue control activities, resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the consolidated annual financial statements for the year-ended December 31, 2024, and the quarterly period ended September 30, 2024, that were recorded prior to the issuance of those financial statements. These material weaknesses are in addition to previously disclosed material weaknesses, which had resulted in adjustments and certain immaterial misstatements in the consolidated financial statements for the years ended December 31, 2019, 2020, 2021, 2022, 2023, and 2024 as well as certain quarterly periods within those years; the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; as well as the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023.

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
We did not file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 or this Annual Report on Form 10-K within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC. Although we regained status as a current filer on April 28, 2025 by filing this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
Risks Related to Our Business and Operations
We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have a history of losses. We have incurred net losses of $54.0 million and $108.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $354.7 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
We depend significantly on our sales force to attract new customers and expand sales to existing customers. As a result, our ability to grow our revenue depends in part on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth, particularly in the United States and, to a more limited extent, internationally. The number of our sales and marketing personnel decreased from 139 as of December 31, 2023 to 124 as of December 31, 2024. We expect to selectively expand our sales and marketing personnel and face a number of challenges in achieving our hiring and integration goals. There is intense competition for individuals with sales training and experience. In addition, the training and integration of a large number of sales and marketing personnel in a short time requires the allocation of significant internal resources. We invest significant time and resources in training new sales force personnel to understand our products, platform, and our growth strategy. Based on our past experience, it takes approximately six to 12 months before a new sales force member operates at target performance levels, depending on their role. However, we may be unable to achieve or maintain our target performance levels with large numbers of new sales personnel as quickly as we have done in the past. Our failure to hire a sufficient number of qualified sales force members and train them to operate at target performance levels may materially and adversely impact our projected growth rate.
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
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part I, Item 3, "Legal Proceedings" and Note 20 (Commitments and Contingencies) to our consolidated financial statements for the year ended December 31, 2024. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. We may be the target of this type of litigation in the future. These proceedings, as well as any pending or future government investigation or proceeding may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.
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
Furthermore, the marketing and sale of our products are also subject to extensive regulation by various federal agencies, including the FTC, as well as various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold and industry codes of conduct. From time to time, we receive government regulatory inquiries and requests for information and our approach is to be cooperative and educate the requesting government bodies about our company and products. For example, on October 12, 2023, the Company announced that the U.S. Federal Trade Commission (the “FTC”) had requested information about certain aspects of its marketing practices. The Company reached a settlement with the FTC and on December 5, 2024, a Stipulated Order for Permanent Injunction and Other Relief (the “Order”) was entered in the United States District Court for the District of Massachusetts Eastern Division. The Order (i) required that we permit a limited cohort of school customers to cancel their contracts, (ii) required that we take certain compliance actions and meet record keeping obligations, and (iii) enjoined we from making misleading or unsubstantiated marketing claims. The Order did not include any monetary relief. The period during which eligible customers could have cancelled closed on March 30, 2025. Any inability to adequately comply with the terms of the Order could result in enforcement actions or penalties imposed by the FTC. As previously disclosed, in February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission, requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation. For more detailed discussion, see Note 20 (Commitments and Contingencies) to our consolidated financial statements for the year ended December 31, 2024 for additional information.
In September 2024, the Company commenced an investigation of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues (referred to in the “Explanatory Note” preceding Item 1, Business as the Investigation). In November 2024, the Company self-reported the Investigation to the Division of Enforcement of the SEC. The Company has since received requests for documents and information from the SEC relating to this matter. The Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York relating to these same issues and has since received additional requests for documents and information relating to this matter. The Company is cooperating with these inquiries. See also Note 20 (Commitments and Contingencies) to our consolidated financial statements for the year ended December 31, 2024 for additional information.
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

As a result of the misstatements and related material weaknesses, as described above in the Explanatory Note, we are and may in the future become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. Additionally, a shareholder derivative lawsuit was filed against us alleging that we violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and our revenue recognition following the announcement of the Investigation and related restatement and we have an additional securities class action lawsuit and shareholder derivative lawsuit based on the same allegations. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement and our failure to timely file our periodic reports with the SEC could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. Our management has devoted and may be required to devote significant time and attention to these matters. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to need to expend our resources to conclude these matters. For further information, see Part I, Item 3, "Legal Proceedings" and Note 20 (Commitments and Contingencies) to our consolidated financial statements for the year ended December 31, 2024.
Risks Related to Our Financial Condition and Liquidity
There are risks related to our ability to utilize net operating loss carryforwards as well as research and development tax credit carryforwards to offset future taxable income or tax liabilities.
As of December 31, 2024, we had federal net operating loss carryforwards of $20.1 million, which begin to expire in 2033. These losses were generated before 2018 and are subject to a 20-year carryforward period under the tax rules in effect at that time. We also had federal net operating loss carryforwards of $203.3 million as of December 31, 2024, which do not expire but are generally limited to offsetting up to 80% of taxable income in any given year. These amounts were generated after 2017 and are subject to the provisions of the Tax Cuts and Jobs Act, which eliminated the expiration period but imposed a limitation on usage.
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
Refer to Note 17 “Income Taxes” in the notes to the consolidated financial statements in this Form 10-K for additional information.

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
•changes in executive leadership;

•increases in compliance or enforcement inquiries and government inquiries or investigations (such as the ongoing SEC matter and enforcement of the FTC Order);
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
Future sales of a substantial number of our common stock into the public market, particularly sales by our directors and executive officers or by holders of Founder Shares, or the perception that these sales might occur, could cause the market price of our common stock to decline. Certain of the Founder Shares are also subject to certain performance-based vesting provisions where 25% of the Founder Shares will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period. In addition, as of December 31, 2024, we had stock options, restricted stock units (“RSUs”), and performance stock units ("PSUs") outstanding that, if fully exercised or vested, would result in the issuance of 30,241,594 shares of our common stock.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee ("Audit Committee") oversight of cybersecurity and other IT risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives periodic reports from our Vice President of Cybersecurity and Information Technology on our cybersecurity risks, updates, as necessary, regarding any cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our Vice President of Cybersecurity and Information Technology is responsible for assessing and managing our material risks from cybersecurity threats and has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Vice President of Cybersecurity and Information Technology has served in that position since 2022, and has extensive experience assessing and managing cybersecurity programs and technology risk. Prior to joining Evolv, our Vice President of Cybersecurity and Information Technology was the Leader of Global Information Security for New Balance.
Our Vice President of Cybersecurity and Information Technology supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES
Our corporate headquarters is located in an approximately 96,000 square foot facility that we sublease in Waltham, Massachusetts. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, in August 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 31, 2031. As a result of this amendment, no further option exists to extend the sublease. Our executive offices are located at 500 Totten Pond Road, 4th Floor, Waltham, MA 02451 under the foregoing sublease. We believe that our office space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 20 (Commitments and Contingencies) in the notes to the consolidated financial statements in this Form 10-K and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Common Stock and warrants began trading on Nasdaq under the symbol “EVLV” and “EVLVW,” respectively, on July 16, 2021. Prior to that time, there was no established public trading market for our common stock or warrants.
Holders of Records
As of 4/21/2025, there were 163,470,325 issued and outstanding shares of our common stock held by approximately 47 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Performance Graph
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return to stockholders for our common shares for the period from July 16, 2021 (the date of our Merger as defined in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations) through December 31, 2024 with the NASDAQ Composite and NASDAQ Technology Sector Indices. The comparison assumes an investment of $100 was made on July 16, 2021 in our common shares and in each of the indices and, in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison Cumulative Total Return
Assumes Initial Investment of $100
$160
$140
$120
$100
$80
$60
$40
$20
$-
7/1/2021
9/1/2021
11/1/2021
1/1/2022
3/1/2022
5/1/2022
7/1/2022
9/1/2022
11/1/2022
1/1/2023
3/1/2023
5/1/2023
7/1/2023
9/1/2023
11/1/2023
1/1/2024
3/1/2024
5/1/2024
7/1/2024
9/1/2024
11/1/2024
EVLV
NASDAQ Technology Sector
NASDAQ Composite

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board after considering our financial condition, results of operations, capital requirements, business prospects and other factors the Board deems relevant, and subject to the restrictions contained in any financing instruments. The terms of our existing term loan agreement preclude us from paying cash dividends without consent. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any other future debt financing agreements. See Part I, Item IA, “Risk Factors - Because we do not intend to pay any cash dividends for the foreseeable future, capital appreciation, if any, would be your sole source of gain.” for additional information.
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
As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to our legal predecessor, a special purpose acquisition company, prior to the consummation of our business combination on July 16, 2021 (the “Merger”) and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.
Restatement of Prior Period Financial Statements
We have restated our previously issued consolidated financial statements contained in this Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information for the fiscal years ended December 31, 2023 and December 31, 2022 and for the quarterly periods and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Notes 2 and 23 in the notes to the consolidated financial statements in this Annual Report on Form 10-K, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.
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
Our solutions combine proprietary software and hardware, delivered as a long-term Security-as-a-Service ("SaaS") subscription model and are designed to enhance security and improve the visitor experience. Evolv provides a cloud-connected, AI-driven approach to security that goes beyond just hardware, supporting the end-to-end screening experience. Our focus is weapons detection, and we offer two core solutions: Evolv Express® and Evolv eXpedite® – designed to efficiently screen high volumes of people and bags for concealed threats.
Our flagship product, Evolv Express®, uses advanced sensors, AI-powered software, and cloud services to not only consistently detect firearms, improvised explosives, and certain types of knives and distinguish them from many harmless items such as cell phones and keys, but also visualize the location of the potential threat helping to enable security personnel to conduct targeted, minimally intrusive secondary screenings. Evolv eXpedite, our autonomous X-ray bag scanning solution, works with Evolv Express to provide a layered approach to security for concealed weapons detection in high clutter environments. Using eXpedite with Express aims to allow the checkpoint to operate at heightened sensitivity while potentially reducing the burden on security staff and optimizing the visitor experience.
Our innovative technology is designed to enhance security and provide an efficient, positive visitor and customer experience. In addition to screening capabilities, our solution includes Evolv Insights, a powerful software analytics dashboard that allows customers to comprehensively review, analyze, and gather insights from the Evolv Express screening systems at their various venue or facility locations. Available data includes visitor arrival patterns, throughput volumes, system detection performance, alarm statistics, and detection settings. Our customers can leverage this data to inform their security operations, while providing end-users with an approachable security experience. Our products, which are offered to our customers primarily under a multi-year subscription model, provide predictable revenue streams for us in addition to value for our customers.

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
General Economic and Market Conditions
We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of inflation and interest rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including the conflicts in Europe and the Middle East; and recessionary trends. See the risk factor titled “Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales” in Item 1A. Risk Factors of this Annual Report on Form 10-K. While these factors continue to evolve, we plan to remain flexible and optimize our business as appropriate and allocate resources, as necessary.
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
Development and Commercialization of our Products

Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $103.9 million and $79.6 million for the years ended December 31, 2024 and 2023, respectively. We generated a net loss of $54.0 million and $108.0 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations, and if necessary, debt financings. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources” for more information. Additionally, as discussed in Note 20 (Commitments and Contingencies) to our consolidated financial statements for the year ended December 31, 2024, we are involved in certain legal proceedings, including government investigations. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company may differ materially from our current estimates.
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
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and revenue from other one-time services. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time service revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the consolidated statements of operations and comprehensive (loss) income. We anticipate changes in license fee and other revenue to be driven by underlying demand for our solutions as well as any changes in demand for our distributor licensing model.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance. During the year ended 2024, we experienced a significant increase in general and administrative expenses, primarily for legal fee and consulting expenses, as a result of the Investigation and related actions, as described in the “Explanatory Note” preceding Item 1, Business. We expect this increased level of expenses to continue through the second quarter of 2025. As such actions become completed, we expect our general and administrative expenses to decrease in the second half of 2025 and to remain consistent at more normalized levels thereafter.
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
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
		(Restated)
Revenue:
Product revenue	$6,464	$22,768	$(16,304)	(72)%
Subscription revenue	65,046	36,201	28,845	80
Service revenue	23,467	15,606	7,861	50
License fee and other revenue	8,888	4,990	3,898	78
Total revenue	103,865	79,565	24,300	31
Cost of revenue:
Cost of product revenue	10,735	27,967	(17,232)	(62)
Cost of subscription revenue	27,846	14,760	13,086	89
Cost of service revenue	5,399	3,982	1,417	36
Cost of license fee and other revenue	597	949	(352)	(37)
Total cost of revenue	44,577	47,658	(3,081)	(6)
Gross profit	59,288	31,907	27,381	86
Operating expenses:
Research and development	23,446	24,473	(1,027)	(4)
Sales and marketing	61,291	54,986	6,305	11
General and administrative	56,634	42,182	14,452	34
Loss from impairment of property and equipment	224	322	(98)	(30)
Total operating expenses	141,595	121,963	19,632	16
Loss from operations	(82,307)	(90,056)	7,749	9
Other income (expense), net:
Interest expense	—	(654)	654	*
Interest income	2,942	6,227	(3,285)	(53)
Other expense, net	(83)	(84)	1	1
Loss on extinguishment of debt	—	(626)	626	*
Change in fair value of contingent earn-out liability	16,310	(14,901)	31,211	209
Change in fair value of contingently issuable common stock liability	2,529	(3,138)	5,667	181
Change in fair value of public warrant liability	6,592	(4,765)	11,357	238
Total other income (expense), net	28,290	(17,941)	46,231	258
Loss before income taxes	(54,017)	(107,997)	53,980	50%
Provision for income taxes	—	(51)	51	*
Net loss	$(54,017)	$(108,048)	$54,031	50%

Gross profit margin:
Product revenue	(66) %	(23) %	N/A	(43) %
Subscription revenue	57%	59%	N/A	(2) %
Service revenue	77%	74%	N/A	3%
License fee and other revenue	93%	81%	N/A	12%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 249 new customers during the year ended December 31, 2024, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue
The decreases in product revenue and cost of product revenue are primarily due to a transition to pure subscription sales and sales under our distributor licensing model during the preceding twelve months. The decrease in product gross profit margin for the year ended December 31, 2024 compared to the year ended December 31, 2023 was also impacted by $2.4 million of expense related to our inventory reserve during the year ended December 31, 2024, which related primarily to the transition of our manufacturing operations to the next generation of Evolv Express systems and the determination that certain components within our legacy systems will not be used in the next generation systems.
Subscription Revenue
The increases in subscription revenue, cost of subscription revenue, and gross profit are primarily due to continued growth in our customer base as of December 31, 2024 compared to the prior year, which was due to a transition to our pure subscription model and a higher number of active Evolv Express units deployed under our pure subscription contract model.
Service Revenue
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating units purchased by customers directly from Columbia Tech under our distributor licensing model, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
License fee and other revenue
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $7.2 million of license fees earned during the year ended December 31, 2024 compared to $3.0 million earned during the year ended December 31, 2023 under the Distribution and License Agreement.
Research and Development Expenses
The decrease in research and development expense was due to a decrease in personnel related expenses of $0.4 million due to a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $1.5 million, partially offset by an increase in payroll costs of $1.0 million primarily resulting from new hires in our research and development function during the past twelve months. Materials and prototypes expense decreased by $0.4 million due to lower prototype expenses of $1.0 million, partially offset by an inventory reserve on unused components of $0.4 million, which relate primarily to the development of the next generation of our Evolv Express system. Professional fees decreased by $0.7 million primarily related to a higher amount of costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.6 million, partially offset by increases in IT and software subscription costs of $0.4 million.

Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $4.8 million, which included an increase in payroll costs of $3.1 million and stock-based compensation of $1.6 million resulting primarily from new hires in our sales and marketing functions during the year to support increased sales volume, and certain other one-time termination benefits. Stock compensation expense included in sales and marketing expenses was $10.9 million for the year ended December 31, 2024 compared to $9.4 million for the year ended December 31, 2023. Advertising and direct marketing expense remained consistent. Travel and entertainment expenses decreased by $0.2 million due to a decrease in travel costs for in-person sales personnel meetings. Professional fees increased by $1.3 million due primarily to an increase in marketing consulting costs. Other expense increased by $0.5 million primarily due to an increase in IT and software subscription costs of $0.4 million.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $0.7 million, which included an increase in severance expenses of $2.0 million partially offset by a decrease in stock-based compensation of $1.4 million mainly driven by the impact of forfeited stock-based awards during the year ended December 31, 2024. Stock compensation expense included in general and administrative expense was $8.5 million for the year ended December 31, 2024 compared to $9.9 million for the year ended December 31, 2023. Professional fees increased by $1.4 million primarily due to an increase in outsourced accounting consultancy and audit fees of $1.1 million. Other expense increased by $12.6 million primarily due to a $10.7 million increase in certain one-time expenses incurred during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to consulting and legal fees related to the Investigation and related matters, as well as increases in rent of $0.9 million for additional leased space, IT and software subscription costs of $1.4 million, and property taxes of $0.4 million, partially offset by decreases in director and officer insurance premiums of $0.3 million.
Loss From Impairment of Property and Equipment
$0.2 million loss from impairment of property and equipment was recognized for the year ended December 31, 2024, compared to $0.3 million for the year ended December 31, 2023, primarily related to the removal of certain Evolv Express units from service, resulting in impairment of the remaining economic value of such units.
Interest Expense
No interest expense was recognized for the year ended December 31, 2024, compared to $0.7 million for the year ended December 31, 2023. During March 2023, the Company fully repaid all borrowings and accrued interest under its term loans with SVB pursuant to the 2022 SVB Credit Agreement.
Interest Income
Interest income of $2.9 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively, related primarily to interest earned on money market funds and for the year ended December 31, 2024, the amortization of premium, and for the year ended December 31, 2023, the accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $16.3 million gain and a $14.9 million loss for the years ended December 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $2.5 million gain and a $3.1 million loss for the years ended December 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.

Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $6.6 million gain and a $4.8 million loss for the years ended December 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Income Taxes

Our effective tax rate (“ETR”) on income before taxes for each of the years ended December 31, 2024 and December 31, 2023 was 0%. For the years ended December 31, 2024 and 2023, the ETR was primarily impacted by the full valuation allowance maintained on the Company’s net deferred tax assets and non-deductible fair value adjustments. We have provided a valuation allowance for all of our net deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.

Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(Restated)	(Restated)
Revenue:
Product revenue	$22,768	$29,787	$(7,019)	(24)%
Subscription revenue	36,201	17,041	19,160	112
Service revenue	15,606	4,595	11,011	240
License fee and other revenue	4,990	1,296	3,694	285
Total revenue	79,565	52,719	26,846	51
Cost of revenue:
Cost of product revenue	27,967	39,437	(11,470)	(29)
Cost of subscription revenue	14,760	7,460	7,300	98
Cost of service revenue	3,982	2,200	1,782	81
Cost of license fee and other revenue	949	2,222	(1,273)	(57)
Total cost of revenue	47,658	51,319	(3,661)	(7)
Gross profit	31,907	1,400	30,507	2,179
Operating expenses:
Research and development	24,473	18,537	5,936	32
Sales and marketing	54,986	46,683	8,303	18
General and administrative	42,182	37,969	4,213	11
Loss from impairment of property and equipment	322	1,161	(839)	(72)
Total operating expenses	121,963	104,350	17,613	17
Loss from operations	(90,056)	(102,950)	12,894	13
Other (expense) income, net:
Interest expense	(654)	(712)	58	8
Interest income	6,227	3,165	3,062	97
Other expense, net	(84)	(64)	(20)	(31)
Loss on extinguishment of debt	(626)	—	(626)	*
Change in fair value of contingent earn-out liability	(14,901)	6,988	(21,889)	(313)
Change in fair value of contingently issuable common stock liability	(3,138)	1,872	(5,010)	(268)
Change in fair value of public warrant liability	(4,765)	4,906	(9,671)	(197)
Total other (expense) income, net	(17,941)	16,155	(34,096)	(211)
Loss before income taxes	(107,997)	(86,795)	(21,202)	(24)%
Provision for income taxes	(51)	—	(51)	*
Net loss	$(108,048)	$(86,795)	$(21,253)	(24)%

Gross profit margin:
Product revenue	(23) %	(32) %	N/A	10%
Subscription revenue	59%	56%	N/A	3%
Service revenue	74%	52%	N/A	22%
License fee and other revenue	81%	(71) %	N/A	152%

*N/A – Not meaningful
Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 280 new customers during the year ended December 31, 2023, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
License fee and other revenue
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $3.0 million of license fees earned during the year ended December 31, 2023 under the Distribution and License Agreement which was executed in March 2023, compared to no license fees earned during the year ended December 31, 2022. Professional services expense, consisting primarily of installation, training, and event support, increased to $1.9 million for the year ended December 31, 2023 compared to $1.0 million for the year ended December 31, 2022, primarily as the result of a higher number of new Express systems deployed during the year ended December 31, 2023 compared to the prior year.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $2.4 million due to an increase in payroll of $3.3 million and stock-based compensation expense of $0.5 million, which was primarily attributable to increased headcount in connection with new hires in our research and development function. This was partially offset by an increase in capitalized personnel costs of $1.3 million. Stock compensation expense was $4.3 million for the year ended December 31, 2023, compared to $3.8 million for the year ended December 31, 2022. Materials and prototype costs increased $1.8 million due to an increase in design and engineering costs in connection with the development of the next generation of our Evolv Express system. Professional fees increased by $1.2 million primarily due to consulting costs incurred for product development and engineering. Other expenses increased by $0.6 million primarily due to an increase in IT and software subscription costs.

Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $8.7 million, which included an increase in payroll costs and commissions of $6.0 million resulting primarily from new hires in our sales and marketing functions during the year ended December 31, 2023 to support increased sales volume, as well as an increase of $2.6 million in allocated overhead costs. Stock compensation expense was $9.4 million for the year ended December 31, 2023, compared to $10.0 million for the year ended December 31, 2022. Advertising and direct marketing expense decreased by $1.9 million due to lower spending at trade shows. Travel and entertainment expense increased by $1.7 million due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased by $0.8 million primarily due to an increase in marketing consulting costs. Other expense decreased by $1.0 million primarily due to $1.0 million of certain-one-time expenses incurred during the year ended December 31, 2022 related to one-time payments to former employees.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $5.1 million was primarily due to an increase in payroll costs and stock-based compensation of $3.5 million and $2.0 million respectively as a result of expanding our team during the year ended December 31, 2023. Stock compensation expense was $9.9 million for the year ended December 31, 2023, compared to $7.9 million for the year ended December 31, 2022. Professional fees decreased by $2.0 million due to a decrease in outsourced accounting consultancy and audit fees of $2.1 million. Insurance costs decreased $1.1 million due to a decrease in director and officer insurance premiums. Other expenses increased by $2.1 million due to a $1.0 million increase in IT and software subscription costs, a $0.4 million increase in property taxes, and a $0.3 million increase in the allowance for expected credit losses.
Loss From Impairment of Property and Equipment
$0.3 million loss from impairment of property and equipment was recognized for the year ended December 31, 2023, compared to $1.2 million for the year ended December 31, 2022, primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in impairment of the remaining economic value of such units.
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
Change in Fair Value of Contingent Earn-out Liability
Change in fair value of the contingent earn-out liability resulted in a $14.9 million loss and a $7.0 million gain for the years ended December 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $3.1 million loss and a $1.9 million gain for the years ended December 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.

Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $4.8 million loss and a $4.9 million gain for the years ended December 31, 2023 and 2022, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Income Taxes

Our ETR on income before taxes for each of the years ended December 31, 2023 and December 31, 2022 was 0%. For December 31, 2023, the ETR was primarily impacted by the full valuation allowance maintained on the Company’s net deferred tax assets and non-deductible fair value adjustments. For the year ended December 31, 2022, the ETR was primarily impacted by the full valuation allowance maintained on the Company’s net deferred tax assets and non-taxable fair value adjustments. We have provided a valuation allowance for all of our net deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.

Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(Restated)
Revenue:
Product revenue	$29,787	$13,631	$16,156	119%
Subscription revenue	17,041	7,803	9,238	118
Service revenue	4,595	792	3,803	480
License fee and other revenue	1,296	1,167	129	11
Total revenue	52,719	23,393	29,326	125
Cost of revenue:
Cost of product revenue	39,437	12,279	27,158	221
Cost of subscription revenue	7,460	4,501	2,959	66
Cost of service revenue	2,200	937	1,263	135
Cost of license fee and other revenue	2,222	1,647	575	35
Total cost of revenue	51,319	19,364	31,955	165
Gross profit	1,400	4,029	(2,629)	(65)
Operating expenses:
Research and development	18,537	11,458	7,079	62
Sales and marketing	46,683	26,099	20,584	79
General and administrative	37,969	19,869	18,100	91
Loss from impairment of property and equipment	1,161	1,869	(708)	(38)
Total operating expenses	104,350	59,295	45,055	76
Loss from operations	(102,950)	(55,266)	(47,684)	(86)
Other income (expense), net:
Interest expense	(712)	(6,068)	5,356	88
Interest income	3,165	—	3,165	*
Other expense, net	(64)	(617)	553	90
Loss on extinguishment of debt	—	(12,685)	12,685	*
Change in fair value of derivative liability	—	(1,745)	1,745	*
Change in fair value of contingent earn-out liability	6,988	47,360	(40,372)	(85)
Change in fair value of contingently issuable common stock liability	1,872	6,406	(4,534)	(71)
Change in fair value of public warrant liability	4,906	12,606	(7,700)	(61)
Change in fair value of common stock warrant liability	—	(879)	879	*
Total other income (expense), net	16,155	44,378	(28,223)	(64)
Net loss	$(86,795)	$(10,888)	$(75,907)	(697)%

Gross profit margin:
Product revenue	(32) %	10%	N/A	(42) %
Subscription revenue	56%	42%	N/A	14%
Service revenue	52%	(18) %	N/A	70%
License fee and other revenue	(71) %	(41) %	N/A	(30) %

*N/A – Not meaningful
Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends driving increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 295 new customers during the year ended December 31, 2022, (iii) the expansion of our existing customers' initial Evolv Express deployments to their other owned venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Subscription Revenue
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
License fee and other revenue
The increase in license fee and other revenue, gross profit, and gross profit margin was driven by an increase of $0.1 million of other revenue, primarily related to shipping amounts billed to customers, earned during the year ended December 31, 2022 compared to the prior year period.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $7.0 million, which included an increase in payroll costs and stock-based compensation of $7.4 million, resulting primarily from a full year of expense related to new employees hired in our research and development function during the year ended December 31, 2021 and, to a lesser extent, new hires during the year ended December 31, 2022. This was partially offset by a decrease in research and development ("R&D") recruiting fees of $0.4 million. Stock compensation expense included in research and development expense was $3.8 million for the year ended December 31, 2022 compared to $0.9 million for the year ended December 31, 2021. Materials and prototype costs decreased by $1.2 million due to the transition from prototype production to standard manufacturing of the Evolv Express. Professional fees increased by $1.2 million due to consulting costs incurred for product development and engineering.

Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $14.3 million which included an increase in payroll costs and stock-based compensation of $14.3 million resulting primarily from a full year of expense related to new employees hired in our sales and marketing functions during the year ended December 31, 2021, and to a lesser extent, new hires during the year ended December 31, 2022, as well as an increase in commission expense of $1.5 million related to higher sales during the year ended December 31, 2022 compared to the prior year. Stock compensation expense included in sales and marketing expenses was $10.0 million for the year ended December 31, 2022 compared to $5.8 million for the year ended December 31, 2021. Direct marketing increased by $1.0 million primarily due to an increase in trade shows and events of $0.8 million, which have begun to return to pre-pandemic levels. Travel and entertainment expense increased by $1.7 million due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased by $0.6 million due to consulting costs incurred for training and website development. Other expenses increased by $3.0 million due to $1.4 million of increased shipping costs related to demo units and $1.0 million of certain termination benefits paid to former employees.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $10.1 million which included an increase in payroll costs and stock-based compensation of $10.0 million resulting from expanding our team during the years ended December 31, 2022 and 2021. Stock compensation expense included in general and administrative expenses was $7.9 million for the year ended December 31, 2022 compared to $2.8 million for the year ended December 31, 2021. Professional fees increased by $3.2 million due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. Insurance costs increased by $2.1 million due primarily to director and officer insurance expense in relation to being a public company. Non-income taxes decreased $0.8 million due to a reduction in our sales tax contingency liability related to additional sales and use taxes in various jurisdictions we may incur. Other expenses increased by $2.7 million due primarily to $1.5 million increase of certain one-time personnel-related benefits, a $1.0 million increase in IT and software subscription costs, a $0.3 million increase in depreciation and amortization expense, and $0.2 million of expense related to Express units donated through Give Evolv, partially offset by $0.7 million of non-capitalizable transaction costs incurred during the year ended December 31, 2021 related to the Merger.
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

Change in Fair Value of Derivative Liability
Change in the fair value of the derivative liability resulted in a loss of $1.7 million for the year ended December 31, 2021, resulting from an increase in the fair value of the Company's stock given the pending Merger. The derivative liability was derecognized in connection with the closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in gains of $7.0 million and $47.4 million for the years ended December 31, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in gains of $1.9 million and $6.4 million for the years ended December 31, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in gains of $4.9 million and $12.6 million for the years ended December 31, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability resulted in a $0.9 million loss for the year ended December 31, 2021, resulting from the conversion of the common stock warrant liability upon the closing of the Merger and mark-to-market adjustments prior to the closing of the Merger.
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
Quarterly Financial Information (Unaudited)

As a result of the restatement described above, we are restating our comparisons of impacted periods as follows:

Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Restated)	(Restated)
Revenue:
Product revenue	$1,954	$6,852	$(4,898)	(71)%
Subscription revenue	15,655	7,702	7,953	103
Service revenue	5,566	3,646	1,920	53
License fee and other revenue	2,049	702	1,347	192
Total revenue	25,224	18,902	6,322	33
Cost of revenue:
Cost of product revenue	2,839	7,417	(4,578)	(62)
Cost of subscription revenue	6,309	3,285	3,024	92
Cost of service revenue	1,321	1,014	307	30
Cost of license fee and other revenue	172	270	(98)	(36)
Total cost of revenue	10,641	11,986	(1,345)	(11)
Gross profit	14,583	6,916	7,667	111
Operating expenses:
Research and development	5,850	6,389	(539)	(8)
Sales and marketing	17,011	13,596	3,415	25
General and administrative	14,093	10,865	3,228	30
Loss from impairment of property and equipment	—	157	(157)	*
Total operating expenses	36,954	31,007	5,947	19
Loss from operations	(22,371)	(24,091)	1,720	7
Other income (expense), net:
Interest income	681	1,853	(1,172)	(63)
Other income (expense), net	(39)	(22)	(17)	(77)
Change in fair value of contingent earn-out liability	16,514	(28,113)	44,627	159
Change in fair value of contingently issuable common stock liability	3,747	(5,095)	8,842	174
Change in fair value of public warrant liability	4,886	(11,751)	16,637	142
Total other income (expense), net	25,789	(43,128)	68,917	160
Net income (loss)	$3,418	$(67,219)	$70,637	105%

Gross profit margin:
Product revenue	(45) %	(8) %	N/A	(37) %
Subscription revenue	60%	57%	N/A	2%
Service revenue	76%	72%	N/A	4%
License fee and other revenue	92%	62%	N/A	30%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 84 new customers during the three months ended June 30, 2024, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Service Revenue
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor licensing model, for the three months ended June 30, 2024 compared to the prior year period.
License fee and other revenue
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $1.7 million of license fees earned during the three months ended June 30, 2024 compared to no license fees earned during the prior year period under the Distribution and License Agreement which was executed in March 2023.
Research and Development Expenses
The decrease in research and development expense was due to a decrease in personnel related expenses of $0.2 million which included a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.7 million, partially offset by an increase of $0.4 million in payroll costs primarily resulting from new hires in our research and development function during the past twelve months. Materials and prototypes expense decreased by $0.3 million due to decreased design and engineering costs related to the development of the next generation of our Evolv Express system. Professional fees and other expense remained consistent.
Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $2.4 million which included an increase in payroll costs and stock-based compensation of $2.0 million resulting primarily from new hires in our sales and marketing functions to support increased sales volume during the past twelve months and certain other one-time employee-related benefits. Stock compensation expense included in sales and marketing expense was $2.7 million for the three months ended June 30, 2024 compared to $2.5 million for the three months ended June 30, 2023. Advertising and direct marketing expense increased by $0.4 million due to an increase in expenses related to trade shows and events of $0.3 million. Travel and entertainment expense increased by $0.1 million due to an increase in travel costs for in-person sales personnel meetings. Professional fees increased by $0.3 million due primarily to an increase in marketing consulting costs. Other expense increased by $0.1 million primarily due to an increase in IT and software subscription costs.

General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $0.9 million which included an increase in payroll costs and stock-based compensation of $0.9 million resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $3.3 million for the three months ended June 30, 2024 compared to $2.8 million for the three months ended June 30, 2023. Professional fees increased by $0.2 million due to an increase in outsourced accounting consultancy and audit fees. Other expense increased by $2.5 million primarily due to an increase of $1.8 million of certain one-time expenses incurred during the three months ended June 30, 2024 compared to $0.4 million for the three months ended June 30, 2023, primarily due to consulting and legal fees related to the FTC and SEC investigations, as well as increases in rent for additional leased space of $0.2 million, IT and software subscription costs of $0.4 million, and bad debt expenses of $0.4 million. Increases in general and administrative expense were partially offset by a decrease in insurance expense as director and officer insurance premiums for the period decreased by $0.3 million.
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
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $16.5 million gain and a $28.1 million loss for the three months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $3.7 million gain and a $5.1 million loss for the three months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $4.9 million gain and a $11.8 million loss for the three months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Restated)	(Restated)
Revenue:
Product revenue	$3,445	$17,464	$(14,019)	(80)%
Subscription revenue	29,874	13,875	15,999	115
Service revenue	10,818	6,405	4,413	69
License fee and other revenue	3,268	1,280	1,988	155
Total revenue	47,405	39,024	8,381	21
Cost of revenue:
Cost of product revenue	5,953	19,779	(13,826)	(70)
Cost of subscription revenue	11,894	5,619	6,275	112
Cost of service revenue	2,519	1,597	922	58
Cost of license fee and other revenue	301	574	(273)	(48)
Total cost of revenue	20,667	27,569	(6,902)	(25)
Gross profit	26,738	11,455	15,283	133
Operating expenses:
Research and development	12,246	11,784	462	4
Sales and marketing	32,870	26,234	6,636	25
General and administrative	25,899	19,793	6,106	31
Loss from impairment of property and equipment	—	294	(294)	*
Total operating expenses	71,015	58,105	12,910	22
Loss from operations	(44,277)	(46,650)	2,373	5
Other income (expense), net:
Interest expense	—	(654)	654	*
Interest income	1,766	2,806	(1,040)	(37)
Other expense, net	(67)	(3)	(64)	(2,133)
Loss on extinguishment of debt	—	(626)	626	*
Change in fair value of contingent earn-out liability	23,413	(31,431)	54,844	174
Change in fair value of contingently issuable common stock liability	4,274	(5,837)	10,111	173
Change in fair value of public warrant liability	7,037	(13,501)	20,538	152
Total other income (expense), net	36,423	(49,246)	85,669	174
Net loss	$(7,854)	$(95,896)	$88,042	92%

Gross profit margin:
Product revenue	(73) %	(13) %	N/A	(60) %
Subscription revenue	60%	60%	N/A	1%
Service revenue	77%	75%	N/A	2%
License fee and other revenue	91%	55%	N/A	36%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 137 new customers during the six months ended June 30, 2024, (iii) the expansion of our existing customers’ initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Service Revenue
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor licensing model, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
License fee and other revenue
The increase in license fee and other revenue, gross profit, and gross profit margin was primarily driven by $2.4 million of license fees earned during the six months ended June 30, 2024 compared to no license fees earned during the six months ended June 30, 2023 under the Distribution and License Agreement which was executed in March 2023.
Research and Development Expenses
The increase in research and development expense was due to an increase in materials and prototypes expense of $0.1 million, due to an increase of inventory reserve on unused components of $0.4 million offset by the decrease of design and engineering costs of $0.2 million, both of which relate primarily to the development of the next generation of our Evolv Express system. Professional fees decreased by $0.1 million due to consulting costs incurred for product development and engineering. Other expense increased by $0.3 million due to an increase in IT and software subscription costs of $0.2 million. Personnel related expenses increased by $0.1 million due to a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $1.1 million, partially offset by an increase in payroll costs of $1.1 million primarily resulting from new hires in our research and development function during the past twelve months.

Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $5.0 million which included an increase in payroll costs and stock-based compensation of $4.6 million resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume and certain other one-time employee-related termination costs. Stock compensation expense included in sales and marketing expenses was $5.7 million for the six months ended June 30, 2024 compared to $4.5 million for the six months ended June 30, 2023. Advertising and direct marketing expense remained consistent. Travel and entertainment expense increased by $0.5 million due to an increase in travel costs for in-person sales personnel meetings. Professional fees increased by $0.7 million due primarily to an increase in marketing consulting costs. Other expense increased by $0.4 million primarily due to an increase in IT and software subscription costs of $0.2 million.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $2.0 million, which included an increase in payroll costs and stock-based compensation of $2.0 million resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $5.7 million for the six months ended June 30, 2024 compared to $4.8 million for the six months ended June 30, 2023. Professional fees increased by $1.3 million due to an increase in outsourced accounting consultancy and audit fees. Insurance costs decreased by $0.6 million due to a decrease in director and officer insurance premiums. Other expense increased by $3.4 million primarily due to a $1.1 million accrual for ongoing regulatory matters and an increase of $2.2 million of certain one-time expenses, primarily due to consulting and legal fees, as well as increases in rent for additional leased space of $0.3 million, IT and software subscription costs of $0.6 million, and property taxes of $0.4 million.
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
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $23.4 million gain and a $31.4 million loss for the six months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $4.3 million gain and a $5.8 million loss for the six months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $7.0 million gain and a $13.5 million loss for the six months ended June 30, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.

Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Restated)	(Restated)
Revenue:
Product revenue	$1,491	$10,612	$(9,121)	(86)%
Subscription revenue	14,219	6,173	8,046	130
Service revenue	5,252	2,759	2,493	90
License fee and other revenue	1,219	578	641	111
Total revenue	22,181	20,122	2,059	10
Cost of revenue:
Cost of product revenue	3,114	12,362	(9,248)	(75)
Cost of subscription revenue	5,585	2,334	3,251	139
Cost of service revenue	1,198	583	615	105
Cost of license fee and other revenue	129	304	(175)	(58)
Total cost of revenue	10,026	15,583	(5,557)	(36)
Gross profit	12,155	4,539	7,616	168
Operating expenses:
Research and development	6,396	5,395	1,001	19
Sales and marketing	15,859	12,638	3,221	25
General and administrative	11,806	8,928	2,878	32
Loss from impairment of property and equipment	—	137	(137)	*
Total operating expenses	34,061	27,098	6,963	26
Loss from operations	(21,906)	(22,559)	653	3
Other income (expense), net:
Interest expense	—	(654)	654	*
Interest income	1,085	953	132	14
Other income (expense), net	(28)	19	(47)	(247)
Loss on extinguishment of debt	—	(626)	626	*
Change in fair value of contingent earn-out liability	6,899	(3,318)	10,217	308
Change in fair value of contingently issuable common stock liability	527	(742)	1,269	171
Change in fair value of public warrant liability	2,151	(1,750)	3,901	223
Total other income (expense), net	10,634	(6,118)	16,752	274
Net loss	$(11,272)	$(28,677)	$17,405	61%

Gross profit margin:
Product revenue	(109) %	(16) %	N/A	(92) %
Subscription revenue	61%	62%	N/A	(1) %
Service revenue	77%	79%	N/A	(2) %
License fee and other revenue	89%	47%	N/A	42%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 53 new customers during the three months ended March 31, 2024, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Our average sales cycle increased to five months during the first fiscal quarter of 2024 compared to three months during the first fiscal quarter of 2023, an increase of approximately 40%. We believe the FTC and SEC investigations were the primary reason for the lengthening of the sales cycle as customers work to satisfy incremental due diligence requirements. However, the investigations did not materially impact our win rate, which increased year over year.
Product Revenue
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
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $0.3 million which included an increase in payroll costs of $0.7 million primarily resulting from new hires in our research and development function during the past twelve months, offset by a $0.4 million higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased. Materials and prototypes expense increased by $0.5 million due to increased design and engineering costs related to the development of the next generation of our Evolv Express system. Other expense increased by $0.3 million due to an increase in IT and software subscription costs of $0.1 million and an increase in supplies cost of $0.1 million. Professional fees decreased by $0.1 million due to higher amount of costs capitalized related to internal-use software and software embedded in products to be sold or leased, offset by consulting costs incurred for product development and engineering.

Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $2.6 million, due to an increase in payroll costs and stock-based compensation of $2.7 million resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume. Stock compensation expense included in sales and marketing expenses was $3.0 million for the three months ended March 31, 2024 compared to $2.0 million for the three months ended March 31, 2023. Travel and entertainment expense increased by $0.4 million due to an increase in travel costs for in-person sales personnel meetings. Professional fees increased by $0.4 million due primarily to an increase in marketing consulting costs. Other expense increased by $0.3 million primarily due to an increase in IT and software subscription costs of $0.1 million. These costs were partially offset by a decrease in advertising and direct marketing expense of $0.4 million primarily due to a decrease in expense related to trade shows and events.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $1.1 million due to an increase in payroll costs and stock-based compensation of $1.0 million resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expense was $2.4 million for the three months ended March 31, 2024 compared to $2.1 million for the three months ended March 31, 2023. Professional fees increased by $1.1 million due to an increase in outsourced accounting consultancy and audit fees. Other expense increased by $0.8 million primarily due to $0.4 million of certain one-time expenses incurred during the three months ended March 31, 2024, primarily due to consulting and legal fees, as well as increases in rent, IT and software subscription costs, and property taxes of $0.2 million each. Increases in general and administrative expense were partially offset by a decrease in director and officer insurance premiums by $0.2 million.
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
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $6.9 million gain and a $3.3 million loss for the three months ended March 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $0.5 million gain and a $0.7 million loss for the three months ended March 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.

Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $2.2 million gain and a $1.8 million loss for the three months ended March 31, 2024 and 2023, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Restated)	(Restated)
Revenue:
Product revenue	$3,456	$9,607	$(6,151)	(64)%
Subscription revenue	9,858	5,105	4,753	93
Service revenue	4,345	1,303	3,042	233
License fee and other revenue	2,302	281	2,021	719
Total revenue	19,961	16,296	3,665	22
Cost of revenue:
Cost of product revenue	3,496	13,064	(9,568)	(73)
Cost of subscription revenue	4,157	2,177	1,980	91
Cost of service revenue	1,219	500	719	144
Cost of license fee and other revenue	198	638	(440)	(69)
Total cost of revenue	9,070	16,379	(7,309)	(45)
Gross profit	10,891	(83)	10,974	13,222
Operating expenses:
Research and development	6,386	5,182	1,204	23
Sales and marketing	14,408	11,969	2,439	20
General and administrative	11,261	9,093	2,168	24
Loss from impairment of property and equipment	28	189	(161)	(85)
Total operating expenses	32,083	26,433	5,650	21
Loss from operations	(21,192)	(26,516)	5,324	20
Other income (expense), net:
Interest expense	—	(188)	188	*
Interest income	1,791	1,052	739	70
Other income (expense), net	(64)	(57)	(7)	(12)
Change in fair value of contingent earn-out liability	14,078	7,245	6,833	94
Change in fair value of contingently issuable common stock liability	2,277	1,081	1,196	111
Change in fair value of public warrant liability	8,156	(1,146)	9,302	812
Total other income (expense), net	26,238	7,987	18,251	229
Net income (loss)	$5,046	$(18,529)	$23,575	127%

Gross profit margin:
Product revenue	(1) %	(36) %	N/A	35%
Subscription revenue	58%	57%	N/A	— %
Service revenue	72%	62%	N/A	10%
License fee and other revenue	91%	(127) %	N/A	218%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 70 new customers during the three months ended September 30, 2023, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Subscription Revenue
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base, a transition to our pure subscription model, and a higher number of active Evolv Express units deployed under our pure subscription contract model. Subscription gross profit margin increased slightly as the result of our ability to leverage our fixed costs over a higher revenue base.
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
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $0.7 million, which included an increase in payroll costs and stock-based compensation of $0.9 million primarily resulting from new hires in our research and development function during the past twelve months, offset by an increase of $0.4 million of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased. Stock-based compensation expense included in research and development expenses was $1.1 million for the three months ended September 30, 2023 compared to $1.2 million for the three months ended September 30, 2022. Materials and prototypes expense increased by $0.2 million due to increased design and engineering costs related to the development of the next generation of our Evolv Express system. Professional fees increased by $0.1 million due to consulting costs incurred for product development and engineering. Other expense increased by $0.3 million primarily due to software subscriptions.
Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $2.0 million, which included an increase in payroll costs and commissions of $1.6 million resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume. Stock compensation expense included in sales and marketing expenses was $2.3 million for the three months ended September 30, 2023 compared to $2.7 million for the three months ended September 30, 2022. Travel and entertainment expense increased by $0.5 million due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased by $0.3 million due primarily to an increase in marketing consulting costs. These increases in sales and marketing expense were partially offset by a decrease in advertising and direct marketing expense of $0.6 million.

General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $1.3 million, which included an increase in payroll costs and stock-based compensation of $1.1 million resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $2.5 million for the three months ended September 30, 2023 compared to $2.4 million for the three months ended September 30, 2022. Other expense increased by $1.2 million primarily due to $0.9 million of certain one-time expenses incurred during the three months ended September 30, 2023, primarily related to legal fees for one-time matters, as well as increases in software subscriptions of $0.3 million and other miscellaneous expenses.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was less than $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in impairment of the remaining economic value of such units.
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

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Restated)	(Restated)
Revenue:
Product revenue	$20,920	$18,965	$1,955	10%
Subscription revenue	23,733	11,881	11,852	100
Service revenue	10,750	2,411	8,339	346
License fee and other revenue	3,582	670	2,912	435
Total revenue	58,985	33,927	25,058	74
Cost of revenue:
Cost of product revenue	23,275	23,617	(342)	(1)
Cost of subscription revenue	9,776	5,726	4,050	71
Cost of service revenue	2,816	1,652	1,164	70
Cost of license fee and other revenue	772	1,740	(968)	(56)
Total cost of revenue	36,639	32,735	3,904	12
Gross profit	22,346	1,192	21,154	1,775
Operating expenses:
Research and development	18,170	13,731	4,439	32
Sales and marketing	40,642	33,246	7,396	22
General and administrative	31,054	29,484	1,570	5
Loss from impairment of property and equipment	322	1,038	(716)	(69)
Total operating expenses	90,188	77,499	12,689	16
Loss from operations	(67,842)	(76,307)	8,465	11
Other (expense) income, net:
Interest expense	(654)	(489)	(165)	(34)
Interest income	4,597	1,611	2,986	185
Other expense, net	(67)	(57)	(10)	(18)
Loss on extinguishment of debt	(626)	—	(626)	*
Change in fair value of contingent earn-out liability	(17,353)	9,754	(27,107)	(278)
Change in fair value of contingently issuable common stock liability	(3,560)	2,529	(6,089)	(241)
Change in fair value of public warrant liability	(5,345)	4,297	(9,642)	(224)
Total other (expense) income, net	(23,008)	17,645	(40,653)	(230)
Net loss	$(90,850)	$(58,662)	$(32,188)	(55)%

Gross profit margin:
Product revenue	(11) %	(25) %	N/A	13%
Subscription revenue	59%	52%	N/A	7%
Service revenue	74%	31%	N/A	42%
License fee and other revenue	78%	(160) %	N/A	238%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 205 new customers during the nine months ended September 30, 2023, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Subscription Revenue
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to growth in our customer base, a transition to our pure subscription model, and a higher number of active Evolv Express units deployed under our pure subscription contract model. Subscription gross profit margin increased as the result of our ability to leverage our fixed costs over a higher revenue base.
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
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $1.6 million, which included an increase in payroll costs and stock-based compensation of $2.8 million primarily resulting from new hires in our research and development function during the past twelve months, partially offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $1.0 million. Stock compensation expense included in research and development expenses was $3.2 million for the nine months ended September 30, 2023 compared to $2.9 million for the nine months ended September 30, 2022. Materials and prototypes increased by $1.1 million due to design and engineering costs related to the next generation of our Evolv Express system. Professional fees increased by $1.3 million primarily due to consulting costs incurred for product development and engineering, offset by capitalized costs relating to consultants.

Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $8.1 million, which included an increase in payroll costs and commissions of $4.5 million resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increased sales volume, which drove increases in salaries of $1.8 million and commissions of $1.8 million. Stock compensation expense included in sales and marketing expenses was $6.8 million for the nine months ended September 30, 2023 compared to $6.4 million for the nine months ended September 30, 2022. Advertising and direct marketing expense decreased by $1.7 million due to a decrease in expense related to trade shows and events, and other marketing costs. Travel and entertainment expense increased by $1.1 million due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased by $0.8 million due primarily to an increase in marketing consulting costs. Other expense decreased by $0.9 million due primarily to $1.0 million of certain one-time retention benefits incurred during the nine months ended September 30, 2022 that were not incurred during the nine months ended September 30, 2023.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $4.2 million, which included an increase in payroll costs and stock-based compensation of $4.6 million resulting from expanding our administrative team during the past twelve months partially offset by a decrease in recruiting expenses of $0.4 million. Stock compensation expense included in general and administrative expenses was $7.3 million for the nine months ended September 30, 2023 compared to $5.7 million for the nine months ended September 30, 2022. Professional fees decreased by $2.6 million due to a decrease in outsourced accounting consultancy and audit fees. Insurance expense decreased by $0.8 million primarily related to a decrease in director and officer insurance premiums.
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

Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Restated)	(Restated)
Revenue:
Product revenue	$6,852	$4,164	$2,688	65%
Subscription revenue	7,702	3,772	3,930	104
Service revenue	3,646	782	2,864	366
License fee and other revenue	702	203	499	246
Total revenue	18,902	8,921	9,981	112
Cost of revenue:
Cost of product revenue	7,417	5,347	2,070	39
Cost of subscription revenue	3,285	2,007	1,278	64
Cost of service revenue	1,014	467	547	117
Cost of license fee and other revenue	270	722	(452)	(63)
Total cost of revenue	11,986	8,543	3,443	40
Gross profit	6,916	378	6,538	1,730
Operating expenses:
Research and development	6,389	4,374	2,015	46
Sales and marketing	13,596	11,605	1,991	17
General and administrative	10,865	9,574	1,291	13
Loss from impairment of property and equipment	157	753	(596)	(79)
Total operating expenses	31,007	26,306	4,701	18
Loss from operations	(24,091)	(25,928)	1,837	7
Other income (expense), net:
Interest expense	—	(159)	159	*
Interest income	1,853	491	1,362	277
Other income (expense), net	(22)	—	(22)	*
Change in fair value of contingent earn-out liability	(28,113)	(569)	(27,544)	(4,841)
Change in fair value of contingently issuable common stock liability	(5,095)	(24)	(5,071)	(21,129)
Change in fair value of public warrant liability	(11,751)	(143)	(11,608)	(8,117)
Total other income (expense), net	(43,128)	(404)	(42,724)	(10,575)
Net loss	$(67,219)	$(26,332)	$(40,887)	(155)%

Gross profit margin:
Product revenue	(8) %	(28) %	N/A	20%
Subscription revenue	57%	47%	N/A	11%
Service revenue	72%	40%	N/A	32%
License fee and other revenue	62%	(256) %	N/A	317%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 74 new customers during the three months ended June 30, 2023, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Subscription Revenue
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
License fee and other revenue
The change in license fee and other revenue, gross profit, and gross profit margin was a result of the change in installation, training and professional service revenue earned during the period compared to the prior period.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $0.5 million, which included an increase in payroll costs and stock-based compensation of $0.8 million primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.4 million. Stock-based compensation expense included in research and development expenses was $1.2 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022. Materials and prototypes expense increased by $0.9 million due to increased design and engineering costs related to the development of the next generation of our Evolv Express system. Professional fees increased by $0.5 million primarily due to consulting costs incurred for product development and engineering.

Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $2.8 million, which included an increase in payroll costs, commissions and stock-based compensation of $1.3 million resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increase sales volume, as well as an increase of $0.9 million in overhead costs. Stock compensation expense included in sales and marketing expenses was $2.5 million for the three months ended June 30, 2023 compared to $2.2 million for the three months ended June 30, 2022. Advertising and direct marketing expense decreased by $0.4 million due to a decrease in expense related to trade shows and events and other marketing. Travel and entertainment expense increased by $0.4 million due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased by $0.3 million due to an increase in marketing consulting costs. Other expense decreased by $1.0 million due primarily to $1.0 million of certain one-time retention benefits incurred during the three months ended June 30, 2022 that were not incurred during the three months ended June 30, 2023.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $2.1 million, which included an increase in payroll costs and stock-based compensation of $2.1 million resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $2.8 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022. Professional fees decreased by $0.5 million due to a decrease in outsourced accounting consultancy fees. Insurance costs decreased by $0.3 million due to a decrease in director and officer insurance premiums.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was an immaterial $0.2 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively.
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

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Restated)	(Restated)
Revenue:
Product revenue	$17,464	$9,358	$8,106	87%
Subscription revenue	13,875	6,776	7,099	105
Service revenue	6,405	1,108	5,297	478
License fee and other revenue	1,280	389	891	229
Total revenue	39,024	17,631	21,393	121
Cost of revenue:
Cost of product revenue	19,779	10,553	9,226	87
Cost of subscription revenue	5,619	3,549	2,070	58
Cost of service revenue	1,597	1,152	445	39
Cost of license fee and other revenue	574	1,102	(528)	(48)
Total cost of revenue	27,569	16,356	11,213	69
Gross profit	11,455	1,275	10,180	798
Operating expenses:
Research and development	11,784	8,549	3,235	38
Sales and marketing	26,234	21,277	4,957	23
General and administrative	19,793	20,391	(598)	(3)
Loss from impairment of property and equipment	294	849	(555)	(65)
Total operating expenses	58,105	51,066	7,039	14
Loss from operations	(46,650)	(49,791)	3,141	6
Other (expense) income, net:
Interest expense	(654)	(301)	(353)	(117)
Interest income	2,806	559	2,247	402
Other expense, net	(3)	—	(3)	*
Loss on extinguishment of debt	(626)	—	(626)	*
Change in fair value of contingent earn-out liability	(31,431)	2,509	(33,940)	(1,353)
Change in fair value of contingently issuable common stock liability	(5,837)	1,448	(7,285)	(503)
Change in fair value of public warrant liability	(13,501)	5,443	(18,944)	(348)
Total other (expense) income, net	(49,246)	9,658	(58,904)	(610)
Net loss	$(95,896)	$(40,133)	$(55,763)	(139)%

Gross profit margin:
Product revenue	(13) %	(13) %	N/A	— %
Subscription revenue	60%	48%	N/A	12%
Service revenue	75%	(4) %	N/A	79%
License fee and other revenue	55%	(183) %	N/A	238%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 135 new customers during the six months ended June 30, 2023, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Subscription Revenue
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
License fee and other revenue
The change in license fee and other revenue, gross profit, and gross profit margin was a result of the change in installation, training and professional service revenue earned during the period compared to the prior period.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $1.0 million, which included an increase in payroll costs and stock-based compensation of $1.9 million primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.7 million. Stock compensation expense included in research and development expenses was $2.1 million for the six months ended June 30, 2023 compared to $1.7 million for the six months ended June 30, 2022. Materials and prototypes increased by $1.0 million due to design and engineering costs related to the next generation of our Evolv Express system. Professional fees increased by $1.2 million primarily due to consulting costs incurred for product development and engineering.

Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $6.0 million is due to an increase in payroll costs, commissions and stock-based compensation of $3.5 million resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increase sales volume, as well as an increase of $1.9 million in overhead costs. Stock compensation expense included in sales and marketing expenses was $4.5 million for the six months ended June 30, 2023 compared to $3.7 million for the six months ended June 30, 2022. Advertising and direct marketing expense decreased by $1.0 million primarily due to a decrease in expense related to trade shows and events and other marketing costs. Travel and entertainment expense increased by $0.6 million due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased by $0.5 million due primarily to an increase in marketing consulting costs. Other expense decreased by $1.2 million due primarily to $1.0 million of certain one-time retention benefits incurred during the six months ended June 30, 2022 that were not incurred during the six months ended June 30, 2023.
General and Administrative Expenses
The decrease in general and administrative expense included an increase in personnel related expenses of $2.9 million, which included an increase in payroll costs and stock-based compensation of $3.5 million resulting from expanding our administrative team during the past twelve months, offset by a decrease of $0.3 million related to restructuring expense. Stock compensation expense included in general and administrative expenses was $4.8 million for the six months ended June 30, 2023 compared to $3.3 million for the six months ended June 30, 2022. Professional fees decreased by $2.4 million primarily related to a decrease in outsourced accounting consultancy fees. Insurance expense decreased by $0.6 million primarily related to a decrease in director and officer insurance premiums. Other expense decreased by $0.5 million primarily due to $1.0 million of certain one-time expenses and a $0.4 million one-time payment to a former employee during the six months ended June 30, 2022, offset by increases in software subscriptions of $0.5 million.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was $0.3 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.
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

Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Restated)
Revenue:
Product revenue	$10,612	$5,194	$5,418	104%
Subscription revenue	6,173	3,004	3,169	105
Service revenue	2,759	326	2,433	746
License fee and other revenue	578	186	392	211
Total revenue	20,122	8,710	11,412	131
Cost of revenue:
Cost of product revenue	12,362	5,206	7,156	137
Cost of subscription revenue	2,334	1,542	792	51
Cost of service revenue	583	685	(102)	(15)
Cost of license fee and other revenue	304	380	(76)	(20)
Total cost of revenue	15,583	7,813	7,770	99
Gross profit	4,539	897	3,642	406
Operating expenses:
Research and development	5,395	4,175	1,220	29
Sales and marketing	12,638	9,672	2,966	31
General and administrative	8,928	10,817	(1,889)	(17)
Loss from impairment of property and equipment	137	96	41	43
Total operating expenses	27,098	24,760	2,338	9
Loss from operations	(22,559)	(23,863)	1,304	5
Other income (expense), net:
Interest expense	(654)	(142)	(512)	(361)
Interest income	953	68	885	1,301
Other income (expense), net	19	—	19	*
Loss on extinguishment of debt	(626)	—	(626)	*
Change in fair value of contingent earn-out liability	(3,318)	3,078	(6,396)	(208)
Change in fair value of contingently issuable common stock liability	(742)	1,472	(2,214)	(150)
Change in fair value of public warrant liability	(1,750)	5,586	(7,336)	(131)
Total other income (expense), net	(6,118)	10,062	(16,180)	(161)
Net loss	$(28,677)	$(13,801)	$(14,876)	(108)%

Gross profit margin:
Product revenue	(16) %	— %	N/A	(16) %
Subscription revenue	62%	49%	N/A	14%
Service revenue	79%	(110) %	N/A	189%
License fee and other revenue	47%	(104) %	N/A	152%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 61 new customers during the three months ended March 31, 2023, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Subscription Revenue
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
License fee and other revenue
The change in license fee and other revenue, gross profit, and gross profit margin was a result of the change in installation, training and professional service revenue earned during the period compared to the prior period.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $0.5 million, which included an increase in payroll costs and stock-based compensation of $1.0 million primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.3 million. Stock compensation expense included in research and development expenses was $0.8 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. Professional fees increased by $0.7 million primarily relates to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $3.3 million, which included an increase in payroll costs, commissions and stock-based compensation of $2.1 million resulting primarily from new hires in our sales and marketing functions during the past twelve months to support increase sales volume, as well as an increase of $1.0 million in overhead costs. Stock compensation expense included in sales and marketing expenses was $2.0 million for the three months ended March 31, 2023 compared to $1.5 million for the three months ended March 31, 2022. Advertising and direct marketing expense decreased by $0.6 million primarily due to a decrease in expense related to trade shows and events and other marketing costs.

General and Administrative Expenses
The decrease in general and administrative expense included an increase in personnel related expenses of $0.8 million, which included an increase in payroll costs and stock-based compensation of $1.3 million resulting from expanding our administrative team during the past twelve months, offset by $0.3 million in restructuring expense and $0.2 million in recruiting expenses. Stock compensation expense included in general and administrative expenses was $2.1 million for the three months ended March 31, 2023 compared to $1.8 million for the three months ended March 31, 2022. Professional fees decreased by $1.9 million due to a decrease in outsourced accounting consultancy fees. The decrease in non-income taxes of $0.2 million relates to expense incurred during the three months ended March 31, 2022 related to a sales tax contingency liability. Other expenses decreased by $0.5 million primarily due to a $0.4 million one-time payment to a former employee during the three months ended March 31, 2022.
Loss From Impairment of Property and Equipment
Loss from impairment of property and equipment was an immaterial $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
Interest Expense
Interest expense was $0.7 million for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022. The increase was primarily due to interest expense incurred related to the Company's term loans with SVB pursuant to the 2022 SVB Credit Agreement. During March 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement.
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

Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Restated)
Revenue:
Product revenue	$9,607	$5,395	$4,212	78%
Subscription revenue	5,105	2,312	2,793	121
Service revenue	1,303	300	1,003	334
License fee and other revenue	281	417	(136)	(33)
Total revenue	16,296	8,424	7,872	93
Cost of revenue:
Cost of product revenue	13,064	2,967	10,097	340
Cost of subscription revenue	2,177	1,277	900	70
Cost of service revenue	500	193	307	159
Cost of license fee and other revenue	638	520	118	23
Total cost of revenue	16,379	4,957	11,422	230
Gross profit	(83)	3,467	(3,550)	(102)
Operating expenses:
Research and development	5,182	3,612	1,570	43
Sales and marketing	11,969	10,024	1,945	19
General and administrative	9,093	7,535	1,558	21
Loss from impairment of property and equipment	189	1,656	(1,467)	(89)
Total operating expenses	26,433	22,827	3,606	16
Loss from operations	(26,516)	(19,360)	(7,156)	(37)
Other income (expense), net:
Interest expense	(188)	(295)	107	36
Interest income	1,052	—	1,052	*
Other income (expense), net	(57)	(669)	612	91
Loss on extinguishment of debt	—	(865)	865	*
Change in fair value of derivative liability	—	475	(475)	*
Change in fair value of contingent earn-out liability	7,245	32,609	(25,364)	(78)
Change in fair value of contingently issuable common stock liability	1,081	5,718	(4,637)	(81)
Change in fair value of public warrant liability	(1,146)	3,152	(4,298)	(136)
Change in fair value of common stock warrant liability	—	42	(42)	*
Total other income (expense), net	7,987	40,167	(32,180)	(80)
Net (loss) income	$(18,529)	$20,807	$(39,336)	(189)%

Gross profit margin:
Product revenue	(36) %	45%	N/A	(81) %
Subscription revenue	57%	45%	N/A	13%
Service revenue	62%	36%	N/A	26%
License fee and other revenue	(127) %	(25) %	N/A	(102) %

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends driving increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 92 new customers during the three months ended September 30, 2022, (iii) the expansion of our customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Subscription Revenue
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
License fee and other revenue
The change in license fee and other revenue, gross profit, and gross profit margin was a result of the change in installation, training and professional service revenue earned during the period compared to the prior period.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $0.9 million, which included an increase in payroll costs and stock-based compensation of $1.4 million primarily resulting from new hires in our research and development function during the past twelve months, offset by a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.2 million and a decrease of $0.4 million in recruiting expenses. Stock compensation expense included in research and development expenses was $1.2 million for the three months ended September 30, 2022 compared to $0.3 million for the three months ended September 30, 2021. Professional fees increased by $0.5 million due to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $1.0 million, which included an increase in payroll costs and commissions of $1.5 million resulting from new hires in our sales and marketing functions during the past twelve months, which includes functions such as partner development, customer success, and other business development, partially offset by a decrease in stock compensation expense included in sales and marketing expenses, which was $2.7 million for the three months ended September 30, 2022 compared to $3.3 million for the three months ended September 30, 2021. Travel and entertainment expense increased by $0.5 million due to an increase in travel costs for in-person sales personnel meetings and events. Other expenses increased by $0.4 million primarily due to an increase in shipping costs related to demo units.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $1.5 million, which included an increase in payroll costs and stock-based compensation of $2.1 million resulting from expanding our administrative team during the past twelve months, offset by a large transaction expense of $0.7 million that took place during the three months ended September 30, 2021, related to the merger. Stock compensation expense included in general and administrative expenses was $2.4 million for the three months ended September 30, 2022 compared to $1.0 million for the three months ended September 30, 2021. Other expenses increased by $0.2 million due to $0.6 million increase of property tax offset by a $0.5 million decrease in State and Local taxes.
Loss From Impairment of Property and Equipment
Impairment of property and equipment was $0.2 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. As we transition existing domestic customers to our current Express model, we are removing Edge units and Express prototype units from service, resulting in the impairment of the remaining economic value of such units.
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
Change in Fair Value of Derivative Liability
Change in the fair value of the derivative liability resulted in a $0.5 million gain for the three months ended September 30, 2021, resulting from the settlement of the derivative liability upon the closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in gains of $7.2 million and $32.6 million for the three months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in gains of $1.1 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $1.1 million loss and a $3.2 million gain for the three months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability resulted in less than $0.1 million gain for the three months ended September 30, 2021, resulting from the conversion of the common stock warrant liability upon the closing of the Merger and mark-to-market adjustments prior to the closing of the Merger.
Comparison of the Nine Months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Restated)
Revenue:
Product revenue	$18,965	$10,279	$8,686	85%
Subscription revenue	11,881	5,060	6,821	135
Service revenue	2,411	662	1,749	264
License fee and other revenue	670	794	(124)	(16)
Total revenue	33,927	16,795	17,132	102
Cost of revenue:
Cost of product revenue	23,617	7,386	16,231	220
Cost of subscription revenue	5,726	3,080	2,646	86
Cost of service revenue	1,652	733	919	125
Cost of license fee and other revenue	1,740	952	788	83
Total cost of revenue	32,735	12,151	20,584	169
Gross profit	1,192	4,644	(3,452)	(74)
Operating expenses:
Research and development	13,731	8,399	5,332	63
Sales and marketing	33,246	17,756	15,490	87
General and administrative	29,484	12,058	17,426	145
Loss from impairment of property and equipment	1,038	1,656	(618)	(37)
Total operating expenses	77,499	39,869	37,630	94
Loss from operations	(76,307)	(35,225)	(41,082)	(117)
Other income (expense), net:
Interest expense	(489)	(5,952)	5,463	92
Interest income	1,611	—	1,611	*
Other expense, net	(57)	(669)	612	91
Loss on extinguishment of debt	—	(12,685)	12,685	*
Change in fair value of derivative liability	—	(1,745)	1,745	*
Change in fair value of contingent earn-out liability	9,754	32,609	(22,855)	(70)
Change in fair value of contingently issuable common stock liability	2,529	5,718	(3,189)	(56)
Change in fair value of public warrant liability	4,297	3,152	1,145	36
Change in fair value of common stock warrant liability	—	(879)	879	*
Total other income (expense), net	17,645	19,549	(1,904)	(10)
Net loss	$(58,662)	$(15,676)	$(42,986)	(274)%

Gross profit margin:
Product revenue	(25) %	28%	N/A	(53) %
Subscription revenue	52%	39%	N/A	13%
Service revenue	31%	(11) %	N/A	42%
License fee and other revenue	(160) %	(20) %	N/A	(140) %

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends driving increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) acceleration in our customer acquisition activities as highlighted by the addition of 189 new customers during the nine months ended September 30, 2022, (iii) the expansion of our customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
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
Subscription Revenue
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

License fee and other revenue
The change in license fee and other revenue, gross profit, and gross profit margin was a result of the change in installation, training and professional service revenue earned during the period compared to the prior period.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $5.6 million, which included an increase in payroll costs and stock-based compensation of $6.3 million resulting from new hires in our research and development function during the past twelve months, offset by $0.4 million increase in capitalized cost related to internal use software. Stock compensation expense included in research and development expenses was $2.9 million for the nine months ended September 30, 2022 compared to $0.4 million for the nine months ended September 30, 2021. Materials and prototype costs decreased by $1.1 million due to the transition from prototype production to standard manufacturing of the Evolv Express, which results in lower prototyping costs. Professional fees increased by $0.7 million primarily due to consulting costs incurred for product development and engineering.
Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $9.2 million, which included an increase in payroll costs, commissions and stock-based compensation of $10.8 million resulting from new hires in our sales and marketing functions during the past twelve months, which includes functions such as partner development, customer success, and other business development, offset primarily by a decrease of $1.0 million in overhead costs. Stock compensation expense included in sales and marketing expenses was $6.4 million for the nine months ended September 30, 2022 compared to $4.4 million for the nine months ended September 30, 2021. Advertising and direct marketing expense increased by $1.6 million due to an increase in trade shows and events, which have begun to return to pre-pandemic levels. Travel and entertainment expense increased by $1.5 million due to an increase in travel costs for in-person sales personnel meetings and events. Professional fees increased by $0.3 million due to consulting fees. Other expenses increased by $2.8 million primarily due to $1.0 million of certain one-time retention benefits as well as an increase in shipping costs related to demo units of $1.2 million.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $8.4 million, which included an increase in payroll costs and stock-based compensation of $8.2 million resulting from expanding our administrative team during the past twelve months. Stock compensation expense included in general and administrative expenses was $5.7 million for the nine months ended September 30, 2022 compared to $1.2 million for the nine months ended September 30, 2021. Professional fees increased by $3.7 million due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. Insurance costs increased by $2.3 million due primarily to director and officer insurance expense in relation to being a public company. The increase in non-income taxes of $0.4 million is due to a sales tax contingency liability as we may owe additional sales and use taxes in various jurisdictions. Other expenses increased by $3.0 million due primarily to $1.5 million of certain one-time retention benefits, and a $0.7 million increase in IT and software subscription costs, offset by $0.7 million of non-capitalizable transaction costs incurred during the nine months ended September 30, 2021 related to the Merger.
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
Change in Fair Value of Derivative Liability
Change in the fair value of the derivative liability resulted in a loss of $1.7 million for the nine months ended September 30, 2021, resulting from an increase in the fair value of the Company's stock given the pending Merger. The derivative liability was derecognized in connection with the closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in gains of $9.8 million and $32.6 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in gains of $2.5 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in gains of $4.3 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability resulted in a loss of $0.9 million for the nine months ended September 30, 2021, resulting from the conversion of the common stock warrant liability upon the closing of the Merger and mark-to-market adjustments prior to the closing of the Merger.
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

Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Restated)
Revenue:
Product revenue	$4,164	$2,617	$1,547	59%
Subscription revenue	3,772	1,521	2,251	148
Service revenue	782	230	552	240
License fee and other revenue	203	310	(107)	(35)
Total revenue	8,921	4,678	4,243	91
Cost of revenue:
Cost of product revenue	5,347	2,203	3,144	143
Cost of subscription revenue	2,007	1,060	947	89
Cost of service revenue	467	413	54	13
Cost of license fee and other revenue	722	274	448	164
Total cost of revenue	8,543	3,950	4,593	116
Gross profit	378	728	(350)	(48)
Operating expenses:
Research and development	4,374	1,047	3,327	318
Sales and marketing	11,605	5,124	6,481	126
General and administrative	9,574	1,471	8,103	551
Loss from impairment of property and equipment	753	—	753	*
Total operating expenses	26,306	7,642	18,664	244
Loss from operations	(25,928)	(6,914)	(19,014)	(275)
Other income (expense), net:
Interest expense	(159)	(3,263)	3,104	95
Interest income	491	—	491	*
Loss on extinguishment of debt	—	(11,820)	11,820	*
Change in fair value of derivative liability	—	(795)	795	*
Change in fair value of contingent earn-out liability	(569)	—	(569)	*
Change in fair value of contingently issuable common stock liability	(24)	—	(24)	*
Change in fair value of public warrant liability	(143)	—	(143)	*
Change in fair value of common stock warrant liability	—	(185)	185	*
Total other income (expense), net	(404)	(16,063)	15,659	97
Net loss	$(26,332)	$(22,977)	$(3,355)	(15)%

Gross profit margin:
Product revenue	(28) %	16%	N/A	(44) %
Subscription revenue	47%	30%	N/A	16%
Service revenue	40%	(80) %	N/A	120%
License fee and other revenue	(256) %	12%	N/A	(267) %

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
Product Revenue
The increases in product revenue and cost of product revenue are primarily due to the increase in sales of Evolv Express units, which include the significant increase in the adoption of Evolv Express units by schools, hotels and casinos, and professional sports arenas. We experienced strong demand across our education and healthcare customers for single lane configurations of Evolv Express due to limitations in the lobby size typical of customers in those markets. These configurations generate lower gross profit than our dual lane configurations of Evolv Express due to a lower average sale price. Further, a higher percentage of sales were made through our channel partners, which are generally at a lower average sale price, during the three months ended June 30, 2022 compared to the prior year period. Gross profit and gross profit margin were also adversely impacted by purchase price variances recorded on raw materials and the costs associated with the write-off of scrap inventory incurred without corresponding revenue.
Subscription Revenue
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
License fee and other revenue
The change in license fee and other revenue, gross profit, and gross profit margin was a result of the change in installation, training and professional service revenue earned during the period compared to the prior period.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $2.4 million, which included an increase in payroll costs and stock-based compensation of $2.6 million resulting from new hires in our research and development function during the second half of 2021 and the first half of 2022, offset by $0.1 million increase in capitalized cost related to internal use software. Stock compensation expense included in research and development expenses was $1.1 million for the three months ended June 30, 2022 compared to less than $0.1 million for the three months ended June 30, 2021. The $0.7 million decrease in income recognized during the three months ended June 30, 2021, which did was not earned during the three months ended June 30, 2022, related to materials and prototypes is due to capitalization of prototypes during the period which had been expensed in prior periods.
Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $3.9 million, which included an increase in payroll costs, commissions and stock-based compensation of $4.5 million resulting from new hires in our sales and marketing functions, which includes functions such as partner development, customer success, and other business development, during the second half of 2021 and the first six months of 2022, offset by a decrease of $0.4 million in overhead costs. Stock compensation expense included in sales and marketing expenses was $2.2 million for the three months ended June 30, 2022 compared to $0.9 million for the three months ended June 30, 2021. Advertising and direct marketing increased by $0.3 million due to an increase in trade shows and events, which have begun to return to pre-pandemic levels, and an increase in sales volume. Travel and entertainment expense increased by $0.5 million due to an increase in travel costs for in-person sales personnel meetings and events. Facilities related and other expenses increased by $1.6 million primarily due to $1.0 million of certain one-time retention benefits as well as an increase in shipping costs related to demo units of $0.5 million.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $3.2 million, which included an increase in payroll costs and stock-based compensation of $3.0 million resulting from expanding our administrative team. Stock compensation expense included in general and administrative expenses was $1.5 million for the three months ended June 30, 2022 compared to $0.1 million for the three months ended June 30, 2021. Professional fees increased by $2.3 million due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. Insurance costs increased by $1.3 million due primarily to director and officer insurance expense in relation to the Merger. Facilities related and other expenses increased by $1.3 million due primarily to $1.0 million of certain one-time retention benefits, as well as increases in software subscriptions and rent expense of $0.2 million and $0.2 million respectively.
Loss From Impairment of Property and Equipment
Impairment of property and equipment was $0.8 million for the three months ended June 30, 2022. This related to Edge units and Express prototype units that were removed from service and retired. We have been and are continuing to transition our domestic customers from the Edge units to our most current Express units, which has resulted in an impairment of the remaining economic value of such assets. There was no impairment for the three months ended June 30, 2021.
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
Change in Fair Value of Derivative Liability
Change in the fair value of the derivative liability resulted in a $0.8 million loss for the three months ended June 30, 2021, resulting from an increase in the fair value of the Company's stock given the pending Merger. The derivative liability was derecognized in connection with the closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $0.6 million loss for the three months ended June 30, 2022, resulting from a quarterly mark-to-market adjustment. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in less than $0.1 million loss for the three months ended June 30, 2022, resulting from a quarterly mark-to-market adjustment. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $0.1 million loss for the three months ended June 30, 2022, resulting from a quarterly mark-to-market adjustment. The public warrant liability was established in connection with the closing of the Merger.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability resulted in a $0.2 million loss for the three months ended June 30, 2021, resulting from a quarterly mark-to-market adjustment. The common stock warrant liability was derecognized in connection with the closing of the Merger.
Comparison of the Six Months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Restated)
Revenue:
Product revenue	$9,358	$4,884	$4,474	92%
Subscription revenue	6,776	2,748	4,028	147
Service revenue	1,108	362	746	206
License fee and other revenue	389	377	12	3
Total revenue	17,631	8,371	9,260	111
Cost of revenue:
Cost of product revenue	10,553	4,419	6,134	139
Cost of subscription revenue	3,549	1,803	1,746	97
Cost of service revenue	1,152	540	612	113
Cost of license fee and other revenue	1,102	432	670	155
Total cost of revenue	16,356	7,194	9,162	127
Gross profit	1,275	1,177	98	8
Operating expenses:
Research and development	8,549	4,787	3,762	79
Sales and marketing	21,277	7,732	13,545	175
General and administrative	20,391	4,523	15,868	351
Loss from impairment of property and equipment	849	—	849	*
Total operating expenses	51,066	17,042	34,024	200
Loss from operations	(49,791)	(15,865)	(33,926)	(214)
Other income (expense), net:
Interest expense	(301)	(5,657)	5,356	95
Interest income	559	—	559	*
Other expense, net	—	—	—	*
Loss on extinguishment of debt	—	(11,820)	11,820	*
Change in fair value of derivative liability		(2,220)	2,220	*
Change in fair value of contingent earn-out liability	2,509	—	2,509	*
Change in fair value of contingently issuable common stock liability	1,448	—	1,448	*
Change in fair value of public warrant liability	5,443	—	5,443	*
Change in fair value of common stock warrant liability		(921)	921	*
Total other income (expense), net	9,658	(20,618)	30,276	147
Net loss	$(40,133)	$(36,483)	$(3,650)	(10)%

Gross profit margin:
Product revenue	(13) %	10%	N/A	(22) %
Subscription revenue	48%	34%	N/A	13%
Service revenue	(4) %	(49) %	N/A	45%
License fee and other revenue	(183) %	(15) %	N/A	(169) %

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
Subscription Revenue
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
License fee and other revenue
The increase in license fee and other revenue, gross profit, and gross profit margin was a result of increases in installation, training and professional service revenue earned during the period.
Research and Development Expenses
The increase in research and development expense was due to an increase in personnel related expenses of $4.7 million, which included an increase in payroll costs and stock-based compensation of $4.9 million resulting from new hires in our research and development function during the second half of 2021 and the first half of 2022, offset by $0.2 million increase in capitalized cost related to internal use software. Stock compensation expense included in research and development expenses was $1.7 million for the six months ended June 30, 2022 compared to $0.1 million for the six months ended June 30, 2021. Materials and prototype costs decreased by $1.2 million due to the transition from prototype production to standard manufacturing of the Evolv Express, which results in lower prototyping costs. Professional fees increased by $0.2 million due to an increase in consulting fees for the period.
Sales and Marketing Expenses
The increase in sales and marketing expense was due to an increase in personnel related expenses of $8.3 million, which included an increase in payroll costs, commissions and stock-based compensation of $9.3 million resulting from new hires in our sales and marketing functions, which includes functions such as partner development, customer success, and other business development, during the second half of 2021 and the first six months in 2022, offset by a $0.1 million decrease in recruiting costs and by a decrease of $1.0 million in overhead costs. Stock compensation expense included in sales and marketing expenses was $3.7 million for the six months ended June 30, 2022 compared to $1.1 million for the six months ended June 30, 2021. Advertising and direct marketing expense increased by $1.7 million due to an increase in trade shows and events, which have begun to return to pre-pandemic levels, and an increase in sales volume. Travel and entertainment expense increased by $1.0 million due to an increase in travel costs for in-person sales personnel meetings and events. Facilities related and other expenses increased by $2.3 million primarily due to $1.0 million of certain one-time retention benefits as well as an increase in shipping costs related to demo units of $0.7 million.
General and Administrative Expenses
The increase in general and administrative expense was due to an increase in personnel related expenses of $6.9 million, which included an increase in payroll costs and stock-based compensation of $6.1 million resulting from expanding our administrative team. Stock compensation expense included in general and administrative expenses was $3.3 million for the six months ended June 30, 2022 compared to $0.2 million for the six months ended June 30, 2021. Professional fees increased by $3.7 million due to an increase in accounting, audit, tax, and legal services provided to the Company to support public company requirements. Insurance costs increased by $2.4 million due primarily to director and officer insurance expense in relation to the Merger. The increase in non-income taxes is due to a sales tax contingency liability as we may owe additional sales and use taxes in various jurisdictions. Facilities related and other expenses increased by $2.9 million due primarily to $1.5 million of certain one-time retention benefits, and increases in software subscription fees of $0.4 million, and state and local income taxes of $0.6 million.
Loss From Impairment of Property and Equipment
Impairment of property and equipment was $0.8 million for the six months ended June 30, 2022. This related to Edge units and Express prototype units that were removed from service and retired. We have been and are continuing to transition our domestic customers from the Edge units to our most current Express units, which also resulted in an impairment of the remaining economic value of such assets. There was no impairment for the six months ended June 30, 2021.
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
Change in Fair Value of Derivative Liability
Change in the fair value of the derivative liability resulted in a $2.2 million loss for the six months ended June 30, 2021, resulting from an increase in the fair value of the Company's stock given the pending Merger. The derivative liability was derecognized in connection with the closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $2.5 million gain for the six months ended June 30, 2022, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $1.4 million gain for the six months ended June 30, 2022, resulting from quarterly market-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $5.4 million gain for the six months ended June 30, 2022, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Change in Fair Value of Common Stock Warrant Liability
Change in the fair value of the common stock warrant liability resulted in a $0.9 million loss for the six months ended June 30, 2021, resulting from quarterly mark-to-market adjustments. The common stock warrant liability was derecognized in connection with the closing of the Merger.
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
Comparison of the Three Months ended March 31, 2022 and 2021
We have not provided a comparison of the three Months ended March 31, 2022 and 2021 as we did not restate any previously reported financial information for these quarterly periods. Our results of operations for the three months ended March 31, 2022, including a discussion of the three months ended March 31, 2022 compared to the three months ended March 31, 2021, have been reported previously in our Quarterly Report on Form 10-Q for the three months ended March

31, 2022, filed with the SEC on May 13, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Liquidity and Capital Resources
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of December 31, 2024, we had $51.9 million in cash, cash equivalents, and marketable securities, and as of March 31, 2025, we had $35.0 million in cash, cash equivalents, and marketable securities. We incurred a net loss of $54.0 million and $108.0 million for the years ended December 31, 2024 and 2023, respectively. We incurred cash outflows from operating activities of $30.9 million and $9.8 million during the years ended December 31, 2024 and 2023, respectively. We expect to continue to generate losses for the foreseeable future.
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
We expect our cash, cash equivalents, and marketable securities of $51.9 million as of December 31, 2024, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months and thereafter from the date of this Annual Report on Form 10-K. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth. We may require additional capital to respond to expected growth in the demand for equipment to support our “leased equipment” offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances. To the extent that our projected revenue growth does not materialize, we have established plans to preserve existing cash liquidity, which includes additional reductions operating expenses and capital expenditures.
Although not required to fund ongoing operations, in an improving interest rate environment, we may choose to engage in debt financings or enter into credit facilities for other strategic reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as public health emergencies, international political turmoil, including in Europe and the Middle East, and related international sanctions, tariffs, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected. See “Risk Factors – Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales.”
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
Financing Arrangements
During March 2023, we fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. We have no debt outstanding as of December 31, 2024.
Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of December 31, 2024. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash, cash equivalents, and marketable securities amounted to $51.9 million as of December 31, 2024.
We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, during the three months ended September 30, 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. As of December 31, 2024, the process of cancelling the letter of credit underlying the minimum cash balance requirement was completed. This amount was previously classified as restricted cash, non-current as of December 31, 2023. Total future minimum lease payments under this noncancelable operating lease amount to $19.6 million as of December 31, 2024.
Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
Net cash used in operating activities	$(30,853)	$(9,801)	$(74,740)
Net cash used in investing activities	(1,399)	(123,113)	(23,869)
Net cash provided by (used in) financing activities	1,809	(29,664)	20,510
Effect of exchange rate changes on cash and cash equivalents	21	(43)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(30,422)	$(162,621)	$(78,109)
Operating Activities

	Year Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
Net loss	$(54,017)	$(108,048)	$(86,795)
Non-cash expense	22,504	59,199	17,331
Changes in operating assets and liabilities	660	39,048	(5,276)
Net cash used in operating activities	$(30,853)	$(9,801)	$(74,740)
Net loss decreased from $108.0 million for the year ended December 31, 2023 to $54.0 million for the year ended December 31, 2024 primarily due to changes in the fair value of the contingent earn-out liability, contingently issuable common stock liability, and public warrant liability. Net loss increased from $86.8 million for the year ended December 31, 2022 to $108.0 million for the year ended December 31, 2023. See "Results of Operations" above for further discussion.
Non-cash expense for the year ended December 31, 2024 is primarily attributable to $24.8 million of stock-based compensation expense and $17.4 million of depreciation and amortization, offset by $25.4 million of an aggregate change in fair value of the contingent earn-out liability, contingently issuable common stock liability, and public warrant liability. Non-cash expense for the year ended December 31, 2023 is primarily attributable to $24.1 million of stock-based compensation expense, $9.7 million of depreciation and amortization, and $22.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability. Non-cash expenses for the year ended December 31, 2022 were primarily attributable to $22.5 million of stock-based compensation expense, $5.4 million of depreciation and amortization, $1.6 million of write-off of inventory, and $1.2 million of loss from impairment of property and equipment, offset by $13.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability.

Changes in operating assets and liabilities for the year ended December 31, 2024 are primarily related to the following:

•$7.0 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$7.9 million increase in inventory primarily due to raw material purchase increase for the next generation of Evolv Express systems and Evolv eXpedite, partially offset by inventory decrease of first generation of Evolv Express systems for the ongoing transition to the next generation of Evolv Express systems;
•$1.1 million decrease in operating lease liability due to amortization;
•$1.4 million increase in commission assets due to a higher volume of sales; partially offset by
•$12.8 million increase in deferred revenue due to a higher volume of sales; and
•$4.5 million increase in accrued expenses due to the timing of certain payments.
Changes in operating assets and liabilities for the year ended December 31, 2023 are primarily related to the following:

•$39.5 million increase in deferred revenue to a higher volume of sales;
•$4.5 million decrease in accounts receivable primarily due to the Company's transition away from the purchase subscription model during the preceding twelve months, under which upfront billings to customers are generally higher; and
•$3.9 million increase in accrued expenses and other current liabilities, related to accrued consulting and professional fees and an accrual for purchase order cancellation fees, offset by
•$6.0 million decrease in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid from December 31, 2022 to December 31, 2023) due primarily to the timing of vendor payments;
•$2.4 million increase in prepaid expense and other current assets due to an increase in vendor deposits; and
•$2.8 million increase in commission assets due to a higher volume of sales.
Changes in operating assets and liabilities for the year ended December 31, 2022 are primarily related to the following:

•$23.4 million increase in deferred revenue due to a higher volume of sales;
•$7.7 million increase in accounts payable primarily due to amounts payable to the Company's contract manufacturer; offset by
•$20.1 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$10.6 million increase in inventory primarily due to increased production of units to meet customer demand;
•$3.5 million increase in commission assets due to a higher volume of sales; and
•$3.3 million increase in prepaid expenses and other current assets primarily due to deposits paid to the Company's contract manufacturer.
Investing Activities
During the year ended December 31, 2024, cash provided by investing activities was $1.4 million, consisting of $31.2 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers and $6.1 million for the development of internal-use software and software embedded in products to be sold or leased, offset by a net $35.9 million inflow related to purchases and redemptions of marketable securities.
During the year ended December 31, 2023, cash used in investing activities was $123.1 million, consisting primarily of $69.1 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers, $3.5 million for the development of internal-use software and software embedded in products to be sold or leased, and a net $50.7 million outflow related to purchases and redemptions of marketable securities.
During the year ended December 31, 2022, cash used in investing activities was $23.9 million, consisting of $21.5 million for the purchase of property and equipment, primarily related to the purchase of Express units to be leased to customers, and $2.7 million for the development of internal-use software, offset by $0.3 million of proceeds from the sale of property and equipment.
Financing Activities
During the year ended December 31, 2024, cash provided by financing activities was $1.8 million, consisting of $1.8 million of proceeds from the exercise of stock options.
During the year ended December 31, 2023, cash used in financing activities was $29.7 million, consisting primarily of $1.9 million of proceeds under the 2022 SVB Credit Agreement and $0.7 million of proceeds from the exercise of stock options, offset by $31.9 million related to the full repayment of amounts owed under the 2022 SVB Credit Agreement and $0.3 million payment of debt issuance costs and a prepayment penalty.
During the year ended December 31, 2022, cash provided by financing activities was $20.5 million, consisting of $29.7 million of proceeds from long-term debt, net of issuance costs, and $0.8 million of proceeds from the exercise of stock options, offset by $10.0 million of debt repayments.
Critical Accounting Estimates
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
While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements, we believe that the following accounting estimates are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Marketable Securities
Marketable securities are reported at fair value and, at December 31, 2024, are comprised solely of zero coupon U.S. treasury bills with maturities of less than one year that are classified as available-for-sale debt securities. The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company’s assessment indicates that a credit loss exists, the credit loss is measured based on the Company’s best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
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
The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. As a result of being a private company prior to the Merger, the Company lacked sufficient company-specific historical and implied volatility information to solely utilize its own data for purposes of establishing the volatility assumption for use in the Black-Scholes model. Therefore, we estimated our expected share volatility based on a mix of company-specific historical volatility and historical volatility of a publicly traded set of peer companies.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EVOLV TECHNOLOGIES HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Evolv Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolv Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2023 and 2022 financial statements to correct misstatements.

See also the “Revenue Recognition – Impact of the Investigation” critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Consolidated Financial Statements - Impact of Controls Related to Financial Reporting
The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) demonstrating a commitment to maintaining integrity and ethical values; (ii) maintaining a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with the Company’s financial reporting requirements; (iii) designing and maintaining effective controls in response to the risks of material misstatement to financial reporting; (iv) designing and maintaining effective controls for communicating and sharing information between the sales, accounting and finance departments; (v) designing and maintaining effective controls over the period-end financial reporting process; (vi) designing and maintaining effective controls to analyze, account for and disclose non-routine, unusual or complex transactions; (vii) designing and maintaining formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries; and (viii) designing and maintaining effective controls over information technology general controls for information systems that are relevant to the preparation of the consolidated financial statements, including program change management, user access, computer operations, and program development.

The principal considerations for our determination that performing procedures relating to the consolidated financial statements – impact of controls related to financial reporting is a critical audit matter are a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to business processes that affect all of the Company’s significant accounts and disclosures. As disclosed by management, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified. These procedures also included (i) evaluating whether segregation of duties was maintained over the preparation and review of account reconciliations and recording of journal entries; (ii) testing the completeness and accuracy of period-end financial reporting, including the classification and presentation of accounts and disclosures; and (iii) manually testing the completeness and accuracy of system reports or other information generated by the Company’s information systems.

Revenue Recognition – Impact of the Investigation

As described in Note 2 to the consolidated financial statements, in September 2024, an ad hoc committee of independent directors (the “Committee”) of the Company’s Board of Directors (the “Board”), under the direction of the Board, commenced an investigation (the “Investigation”) of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues. As a result of the Investigation, the Committee determined that certain sales, including sales to one of the Company’s largest channel partners, were subject to extra-contractual terms and conditions. Accordingly, the Committee determined that the accounting for certain sales transactions was materially inaccurate and that, among other things, revenue was prematurely or incorrectly recognized in connection with financial statements prepared for certain periods. Total revenue for the year ended December 31, 2024 was $104 million. See also the “Restatement of Previously Issued Financial Statements” section of our report.

The principal considerations for our determination that performing procedures relating to revenue recognition – impact of the Investigation is a critical audit matter are (i) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to revenue recognition and (ii) the audit effort involved the use of professionals with specialized skill and knowledge. As disclosed by management, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the Investigation and the misstatements identified. These procedures also included (i) evaluating the impact of the material weaknesses related to the control environment, including the lack of a sufficient complement of personnel, risk assessment, and information and communication components of internal control, as well as revenue control activities; (ii) evaluating the sufficiency of the Investigation conducted by the Committee of the Board; (iii) expanding the nature and extent of fraud inquiries performed with Company personnel; and (iv) considering the Investigation findings in assessing the risks associated with revenue recognition and designing incremental audit procedures to be performed. Incremental audit procedures performed included, for a sample of transactions, confirming terms and conditions of sales arrangements directly with customers, including performing alternative procedures when responses were not received; and evaluating the timing of revenue recognition and that revenue was recognized in the appropriate period. The incremental audit procedures also included testing the revenue-related journal entries recorded by Company personnel that engaged in misconduct; and testing the completeness and accuracy of the restatement adjustments. Professionals with specialized skill and knowledge were used to assist in evaluating the sufficiency of the Investigation conducted by the Committee of the Board.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
April 28, 2025
We have served as the Company’s auditor since 2015.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$37,015	$67,162
Restricted cash	—	275
Marketable securities	14,927	51,289
Accounts receivable, net of allowance for expected credit losses of $734 and $582 as of December 31, 2024 and 2023, respectively*	28,392	21,547
Inventory	16,963	10,344
Current portion of contract assets	799	1,397
Current portion of commission asset	5,429	4,387
Prepaid expenses and other current assets	17,921	16,957
Total current assets	121,446	173,358
Contract assets, noncurrent	657	964
Commission asset, noncurrent	7,567	7,249
Property and equipment, net	123,661	113,161
Operating lease right-of-use assets	13,993	1,195
Other assets	735	1,202
Total assets	$268,059	$297,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,492	$17,400
Accrued expenses and other current liabilities	19,508	15,703
Current portion of deferred revenue	64,506	46,808
Current portion of operating lease liabilities	2,203	1,391
Total current liabilities	96,709	81,302
Deferred revenue, noncurrent	20,266	25,149
Operating lease liabilities, noncurrent	12,326	—
Contingent earn-out liability	12,809	29,119
Contingently issuable common stock liability	4,001	6,530
Public warrant liability	4,297	10,889
Total liabilities	150,408	152,989
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at December 31, 2024 and December 31, 2023; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at December 31, 2024 and December 31, 2023, 159,602,069 and 151,310,080 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	16	15
Additional paid-in capital	472,331	444,825
Accumulated other comprehensive loss	(32)	(53)
Accumulated deficit	(354,664)	(300,647)
Stockholders’ equity	117,651	144,140
Total liabilities and stockholders’ equity	$268,059	$297,129
*Includes related party accounts receivable, net of $2.2 million as of December 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023	2022
		(Restated)	(Restated)
Revenue:
Product revenue	$6,464	$22,768	$29,787
Subscription revenue	65,046	36,201	17,041
Service revenue	23,467	15,606	4,595
License fee and other revenue	8,888	4,990	1,296
Total revenue *	103,865	79,565	52,719
Cost of revenue:
Cost of product revenue	10,735	27,967	39,437
Cost of subscription revenue	27,846	14,760	7,460
Cost of service revenue	5,399	3,982	2,200
Cost of license fee and other revenue	597	949	2,222
Total cost of revenue	44,577	47,658	51,319
Gross profit	59,288	31,907	1,400
Operating expenses:
Research and development	23,446	24,473	18,537
Sales and marketing	61,291	54,986	46,683
General and administrative	56,634	42,182	37,969
Loss from impairment of property and equipment	224	322	1,161
Total operating expenses	141,595	121,963	104,350
Loss from operations	(82,307)	(90,056)	(102,950)
Other income (expense), net:
Interest expense	—	(654)	(712)
Interest income	2,942	6,227	3,165
Other expense, net	(83)	(84)	(64)
Loss on extinguishment of debt	—	(626)	—
Change in fair value of contingent earn-out liability	16,310	(14,901)	6,988
Change in fair value of contingently issuable common stock liability	2,529	(3,138)	1,872
Change in fair value of public warrant liability	6,592	(4,765)	4,906
Total other income (expense), net	28,290	(17,941)	16,155
Loss before income taxes	(54,017)	(107,997)	(86,795)
Provision for income taxes	—	(51)	—
Net loss	$(54,017)	$(108,048)	$(86,795)

Weighted average common shares outstanding – basic and diluted	156,573,886	149,168,105	143,858,668
Net loss per share - basic and diluted	$(0.34)	$(0.72)	$(0.60)

Net loss	$(54,017)	$(108,048)	$(86,795)
Other comprehensive income (loss)
Cumulative translation adjustment	21	(43)	(10)
Total other comprehensive income (loss)	21	(43)	(10)
Total comprehensive loss	$(53,996)	$(108,091)	$(86,805)
*Includes related party revenue of $6.1 million, $11.3 million, and $13.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	142,745,021	$14	$396,064	$—	$(105,804)	$290,274
Issuance of common stock upon exercise of stock options	1,894,179	1	827	—	—	828
Issuance of common stock upon vesting of restricted stock units	565,774	—	—	—	—	—
Stock-based compensation cost (restated)	—	—	22,321	—	—	22,321
Cumulative translation adjustment	—	—	—	(10)	—	(10)
Net loss (restated)	—	—	—	—	(86,795)	(86,795)
Balances at December 31, 2022 (restated)	145,204,974	$15	$419,212	$(10)	$(192,599)	$226,618
Issuance of common stock upon exercise of stock options	1,735,978	—	668	—	—	668
Issuance of common stock upon vesting of restricted stock units	3,265,155	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,103,973	—	464	—	—	464
Stock-based compensation cost (restated)	—	—	24,481	—	—	24,481
Cumulative translation adjustment	—	—	—	(43)	—	(43)
Net loss (restated)	—	—	—	—	(108,048)	(108,048)
Balances at December 31, 2023 (restated)	151,310,080	15	444,825	(53)	(300,647)	144,140
Issuance of common stock upon exercise of stock options	2,557,792	1	1,809	—	—	1,810
Issuance of common stock upon vesting of restricted stock units	5,734,197	—	—	—	—	—
Stock-based compensation cost	—	—	25,697	—	—	25,697
Cumulative translation adjustment	—	—	—	21	—	21
Net loss	—	—	—	—	(54,017)	(54,017)
Balances at December 31, 2024	159,602,069	$16	$472,331	$(32)	$(354,664)	$117,651
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(54,017)	$(108,048)	$(86,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,375	9,702	5,443
Write-off of inventory and change in inventory reserve	2,578	1,309	1,582
Adjustment to property and equipment for sales type leases	—	—	(625)
Loss from impairment of property and equipment	224	322	1,161
Loss from impairment of intangible asset	983	—	—
Stock-based compensation	24,756	24,129	22,520
Non-cash interest expense	—	22	55
Amortization (accretion) of premium (discount) on marketable securities, net of change in accrued interest	447	(575)	—
Non-cash lease expense	1,420	478	811
Change in allowance for expected credit losses	152	382	150
Loss on extinguishment of debt	—	626	—
Change in fair value of earn-out liability	(16,310)	14,901	(6,988)
Change in fair value of contingently issuable common stock	(2,529)	3,138	(1,872)
Change in fair value of public warrant liability	(6,592)	4,765	(4,906)
Changes in operating assets and liabilities
Accounts receivable	(6,997)	4,510	(20,112)
Inventory	(7,852)	960	(10,633)
Commission assets	(1,360)	(2,779)	(3,493)
Contract assets	905	1,383	1,133
Other assets	467	633	(419)
Prepaid expenses and other current assets	(964)	(2,426)	(3,317)
Accounts payable	192	(5,963)	7,661
Deferred revenue	12,815	39,488	23,388
Accrued expenses and other current liabilities	4,534	3,857	1,462
Operating lease liability	(1,080)	(615)	(946)
Net cash used in operating activities	(30,853)	(9,801)	(74,740)
Cash flows from investing activities:
Development of internal-use software	(6,125)	(3,535)	(2,720)
Purchases of property and equipment	(31,189)	(69,134)	(21,461)
Proceeds from sale of property and equipment	—	270	312
Purchases of marketable securities	(29,367)	(89,898)	—
Proceeds from maturities of marketable securities	65,282	39,184	—
Net cash provided by (used in) investing activities	(1,399)	(123,113)	(23,869)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,809	668	827
Proceeds from long-term debt	—	1,876	29,683
Repayment of principal on long-term debt	—	(31,876)	(10,000)
Payment of debt issuance costs and prepayment penalty	—	(332)	—
Net cash provided by (used in) financing activities	1,809	(29,664)	20,510
Effect of exchange rate changes on cash and cash equivalents	21	(43)	(10)
Net decrease in cash, cash equivalents and restricted cash	(30,422)	(162,621)	(78,109)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	67,437	230,058	308,167
Cash, cash equivalents and restricted cash at end of period	$37,015	$67,437	$230,058

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$710	$581
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$1,345	$218	$454
Capital expenditures incurred but not yet paid	5,493	13,322	7,552
Capitalization of stock compensation	941	516	205
Finback exercise price	—	464	—
Operating lease liabilities arising from obtaining right-of-use assets	14,218	—	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$37,015	$67,162	$229,783
Restricted cash	—	275	—
Restricted cash, noncurrent	—	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$37,015	$67,437	$230,058
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
Liquidity and capital resources
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of December 31, 2024, the Company had $51.9 million in cash, cash equivalents, and marketable securities, and as of March 31, 2025, the Company had $35.0 million in cash, cash equivalents, and marketable securities. The Company incurred a net loss of $54.0 million and $108.0 million for the years ended December 31, 2024 and 2023, respectively. The Company incurred cash outflows from operating activities of $30.9 million and $9.8 million during the years ended December 31, 2024 and 2023, respectively. The Company expects to continue to generate losses for the foreseeable future.
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
The Company expects its cash, cash equivalents, and marketable securities of $51.9 million as of December 31, 2024, together with cash it expects to generate from future operations, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company expects to continue to strategically and carefully invest in various areas of the business to support that growth. The Company may require additional capital to respond to expected growth in the demand for equipment to support its “leased equipment” offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances. To the extent that the Company's projected revenue growth does not materialize, the Company has established plans to preserve existing cash liquidity, which includes additional reductions to operating expenses and capital expenditures.
Although not required to fund ongoing operations, in an improving interest rate environment the Company may choose to engage in debt financings or enter into credit facilities for other strategic reasons. If the Company is unable to

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Reclassifications
During the year ended December 31, 2023, the Company began classifying revenue from professional services, which includes installation, training, and event support, as well as other one-time revenue, within license fee and other revenue on the consolidated statements of operations and comprehensive loss, whereas the revenue for these services has previously been included in service revenue. Correspondingly, the Company began classifying costs associated with professional services within cost of license fee and other revenue, whereas these costs were previously included in cost of service revenue. These reclassifications were made to align the presentation of professional services with the Company's internal reporting and analysis. The reclassifications did not impact total revenue or total cost of revenue for any period. Prior year amounts included in this Annual Report on Form 10-K have been reclassified to conform to the current presentation. For all periods presented in this Annual Report on Form 10-K, the total of License fees and other revenue and cost of revenue was included in Service revenue and cost of revenue in prior years.
2. Restatement of Previously Issued Financial Statements
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Historically, the Company has recognized revenue, or commenced revenue recognition, upon shipment or delivery of the product to the customer, or to the end-user as directed by the customer, if the customer is a reseller. The findings of the Investigation and Financial Statement Review, as defined below, impact the timing of when revenue recognition should begin on certain arrangements. The Company determined that it should recognize or begin to recognize revenue on the Impacted Transactions at the point in time that the Company has an enforceable contract with the customer and control

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transfers to the customer, which, for the Impacted Transactions, was often the installation date, which is later than the shipment or delivery date. The extra-contractual terms created in substance consignment arrangements with customers, which resulted in no revenue recognition until control of the product was transferred to the customer (i.e., the installation date).
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•an overstatement of accounts receivable and contract assets and corresponding understatement of deferred revenue in each period related to the incorrect classification of amounts due to the Company resulting from its contracts with customers.
The impact of the correction of the misstatements and errors resulting from the Investigation and Financial Statement Review on the consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024 are summarized in Note 23, Restatement of Quarterly Financial Information (Unaudited).
The impact of the correction of the misstatements on the consolidated financial statements related to the Investigation as of and for the years ended December 31, 2023 and 2022, as well as previously identified immaterial errors which have now been corrected, is summarized below. The applicable accompanying notes to the consolidated financial statements have also been updated.
The impact of the correction of the misstatements and errors on the Consolidated Statements of Stockholders' Equity were solely within net (loss) income for errors impacting accumulated deficit and within stock-based compensation cost for errors impacting accumulated paid in capital.
The impact of the correction of the misstatements and errors on the Consolidated Statements of Cash Flows were driven by changes in the related Consolidated Balance Sheet and Consolidated Statement of Operations and Comprehensive Income (Loss) line items, except as noted by footnote under each applicable table below.
Where adjustments in the below tables relate to multiple categories, the adjustment amounts of each category are noted below each table and sum to the total adjustment reflected. Restatement adjustments are reflected as follows:
ADJ 1: related to revenue recognition misstatements identified as part of the Investigation.
ADJ 2: related to errors in capitalized internal-use software costs.
ADJ 3: related to errors in capitalized freight costs.
ADJ 4: other immaterial errors previously identified in prior periods corrected as part of the restatement.
ADJ 5: related to classification errors in contract assets and deferred revenue.
As of and for the Year Ended December 31, 2023
Restated Consolidated Balance Sheet
(In thousands, except share and per share amounts)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$67,162	$—	$67,162
Restricted cash		275	—	275
Marketable securities		51,289	—	51,289
Accounts receivable, net	ADJ 1, ADJ 5	22,611	(1,064)	21,547
Inventory	ADJ 1	9,507	837	10,344
Current portion of contract assets	ADJ 1, ADJ 5	3,707	(2,310)	1,397
Current portion of commission asset	ADJ 1	4,339	48	4,387
Prepaid expenses and other current assets	ADJ 1	16,954	3	16,957
Total current assets		175,844	(2,486)	173,358
Contract assets, noncurrent	ADJ 1, ADJ 5	451	513	964
Commission asset, noncurrent	ADJ 1	7,107	142	7,249
Property and equipment, net	ADJ 1, ADJ 4	112,921	240	113,161
Operating lease right-of-use assets		1,195	—	1,195
Other assets		1,202	—	1,202
Total assets		$298,720	$(1,591)	$297,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$17,400	$—	$17,400
Accrued expenses and other current liabilities	ADJ 4	15,578	125	15,703
Current portion of deferred revenue	ADJ 1, ADJ 5	47,677	(869)	46,808
Current portion of operating lease liabilities		1,391	—	1,391
Total current liabilities		82,046	(744)	81,302
Deferred revenue, noncurrent	ADJ 5	23,813	1,336	25,149
Contingent earn-out liability		29,119	—	29,119
Contingently issuable common stock liability		6,530	—	6,530
Public warrant liability		10,889	—	10,889
Total liabilities		152,397	592	152,989
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		15	—	15
Additional paid-in capital		444,825	—	444,825
Accumulated other comprehensive loss		(53)	—	(53)
Accumulated deficit		(298,464)	(2,183)	(300,647)
Stockholders’ equity		146,323	(2,183)	144,140
Total liabilities and stockholders’ equity		$298,720	$(1,591)	$297,129
(a) Category references are described above. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
Accounts receivable, net: ADJ 1 = ($1,974), ADJ 5 = $910
Current portion of contract assets: ADJ 1 = ($1,154), ADJ 5 = ($1,156)
Contract assets, noncurrent: ADJ 1 = ($126), ADJ 5 = $639

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment, net: ADJ1 = $212, ADJ 4 = $28
Current portion of deferred revenue: ADJ 1 = $73, ADJ 5 = ($942)

Restated Consolidated Statement of Operations and Comprehensive Loss Data
(In thousands, except share and per share amounts)

		Year Ended December 31, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ1	$21,977	$791	$22,768
Subscription revenue	ADJ 1, ADJ 4	37,247	(1,046)	36,201
Service revenue	ADJ 1, ADJ 4	16,141	(535)	15,606
License fee and other revenue	ADJ 1	5,053	(63)	4,990
Total revenue		80,418	(853)	79,565
Cost of revenue:
Cost of product revenue	ADJ 1, ADJ 4	26,667	1,300	27,967
Cost of subscription revenue	ADJ 1, ADJ 4	14,991	(231)	14,760
Cost of service revenue		3,982	—	3,982
Cost of license fee and other revenue		949	—	949
Total cost of revenue		46,589	1,069	47,658
Gross profit		33,829	(1,922)	31,907
Operating expenses:
Research and development	ADJ 4	24,455	18	24,473
Sales and marketing	ADJ 1, ADJ 4	55,223	(237)	54,986
General and administrative	ADJ 4	42,091	91	42,182
Loss from impairment of property and equipment		322	—	322
Total operating expenses		122,091	(128)	121,963
Loss from operations		(88,262)	(1,794)	(90,056)
Other income (expense), net:
Interest expense		(654)	—	(654)
Interest income		6,227	—	6,227
Other expense, net		(84)	—	(84)
Loss on extinguishment of debt		(626)	—	(626)
Change in fair value of contingent earn-out liability		(14,901)	—	(14,901)
Change in fair value of contingently issuable common stock liability		(3,138)	—	(3,138)
Change in fair value of public warrant liability		(4,765)	—	(4,765)
Total other income (expense), net		(17,941)	—	(17,941)
Loss before income taxes		(106,203)	(1,794)	(107,997)
Provision for income taxes		(51)	—	(51)
Net loss		$(106,254)	$(1,794)	$(108,048)

Weighted average common shares outstanding – basic and diluted		149,168,105	—	149,168,105
Net loss per share - basic and diluted		$(0.71)	$(0.01)	$(0.72)

Net loss		$(106,254)	$(1,794)	$(108,048)
Other comprehensive loss
Cumulative translation adjustment		(43)	—	(43)
Total other comprehensive loss		(43)	—	(43)
Total comprehensive loss		$(106,297)	$(1,794)	$(108,091)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Category references are described above. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Subscription revenue: ADJ 1 = ($1,025), ADJ 4 = ($21)
Service revenue: ADJ 1 = ($556), ADJ 4 = $21
Cost of product revenue: ADJ 1 = $1,603, ADJ 4 = ($303)
Cost of subscription revenue: ADJ 1 = ($194), ADJ 4 = ($37)
Sales and marketing: ADJ 1 = $2, ADJ 4 = ($239)
Restated Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31, 2023
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(106,254)	$(1,794)	$(108,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,932	(230)	9,702
Write-off of inventory and change in inventory reserve	1,612	(303)	1,309
Loss from impairment of property and equipment	322	—	322
Stock-based compensation	24,151	(22)	24,129
Non-cash interest expense	22	—	22
Accretion of discount on marketable securities, net of change in accrued interest	(575)	—	(575)
Non-cash lease expense	478	—	478
Change in allowance for expected credit losses	382	—	382
Loss on extinguishment of debt	626	—	626
Change in fair value of earn-out liability	14,901	—	14,901
Change in fair value of contingently issuable common stock	3,138	—	3,138
Change in fair value of public warrant liability	4,765	—	4,765
Changes in operating assets and liabilities
Accounts receivable	8,927	(4,417)	4,510
Inventory	(644)	1,604	960
Commission assets	(2,407)	(372)	(2,779)
Contract assets	80	1,303	1,383
Other assets	633	—	633
Prepaid expenses and other current assets	(2,566)	140	(2,426)
Accounts payable	(5,963)	—	(5,963)
Deferred revenue	35,522	3,966	39,488
Accrued expenses and other current liabilities	3,732	125	3,857
Operating lease liability	(615)	—	(615)
Net cash used in operating activities	(9,801)	—	(9,801)
Cash flows from investing activities:
Development of internal-use software	(3,535)	—	(3,535)
Purchases of property and equipment	(69,134)	—	(69,134)
Proceeds from sale of property and equipment	270	—	270
Purchases of marketable securities	(89,898)	—	(89,898)
Proceeds from maturities of marketable securities	39,184	—	39,184
Net cash used in investing activities	(123,113)	—	(123,113)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flows from financing activities:
Proceeds from exercise of stock options	668	—	668
Proceeds from long-term debt	1,876	—	1,876
Repayment of principal on long-term debt	(31,876)	—	(31,876)
Payment of debt issuance costs and prepayment penalty	(332)	—	(332)
Net cash used in financing activities	(29,664)	—	(29,664)
Effect of exchange rate changes on cash and cash equivalents	(43)	—	(43)
Net decrease in cash, cash equivalents and restricted cash	(162,621)	—	(162,621)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	230,058	—	230,058
Cash, cash equivalents and restricted cash at end of period	$67,437	$—	$67,437
Supplemental disclosure of cash flow information
Cash paid for interest	$710	$—	$710
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$218	$—	$218
Capital expenditures incurred but not yet paid	13,322	—	13,322
Capitalization of stock compensation	516	—	516
Finback exercise price	464	—	464
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$67,162	$—	$67,162
Restricted cash	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$67,437	$—	$67,437
As of and for the Year Ended December 31, 2022
Restated Consolidated Balance Sheet
(In thousands, except share and per share amounts)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2022
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$229,783	$—	$229,783
Accounts receivable, net	ADJ 1	31,920	(5,481)	26,439
Inventory	ADJ 1, ADJ 4	10,257	2,138	12,395
Current portion of contract assets	ADJ 1, ADJ 5	2,852	(459)	2,393
Current portion of commission asset	ADJ 1, ADJ 4	3,384	(220)	3,164
Prepaid expenses and other current assets	ADJ 1	14,388	143	14,531
Total current assets		292,584	(3,879)	288,705
Restricted cash, noncurrent		275	—	275
Contract assets, noncurrent	ADJ 1, ADJ 5	1,386	(35)	1,351
Commission asset, noncurrent	ADJ 1	5,655	38	5,693
Property and equipment, net	ADJ 1, ADJ 4	44,707	10	44,717
Operating lease right-of-use assets		1,673	—	1,673
Other assets		1,835	—	1,835
Total assets		$348,115	$(3,866)	$344,249

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$18,194	$—	$18,194
Accrued expenses and other current liabilities		11,545	—	11,545
Current portion of deferred revenue	ADJ 1, ADJ 5	18,273	(248)	18,025
Current portion of long-term debt		10,000	—	10,000
Current portion of operating lease liabilities		1,114	—	1,114
Total current liabilities		59,126	(248)	58,878
Deferred revenue, noncurrent	ADJ 5	17,695	(3,251)	14,444
Long-term debt, noncurrent		19,683	—	19,683
Operating lease liabilities, noncurrent		892	—	892
Contingent earn-out liability		14,218	—	14,218
Contingently issuable common stock liability		3,392	—	3,392
Public warrant liability		6,124	—	6,124
Total liabilities		121,130	(3,499)	117,631
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		15	—	15
Additional paid-in capital	ADJ 4	419,190	22	419,212
Accumulated other comprehensive loss		(10)	—	(10)
Accumulated deficit		(192,210)	(389)	(192,599)
Stockholders’ equity		226,985	(367)	226,618
Total liabilities and stockholders’ equity		$348,115	$(3,866)	$344,249
(a) Category references are described above. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventory: ADJ 1 = $2,441, ADJ 4 = ($303)
Current portion of contract assets: ADJ 1 = ($484), ADJ 5 = $25
Current portion of commission assets: ADJ 1 = $13, ADJ 4 = ($233)
Contract assets, noncurrent: ADJ 1 = $1, ADJ 5 = ($36)
Current portion of deferred revenue: ADJ 1 = ($3,487), ADJ 5 = $3,239
Property and equipment, net: ADJ 1 = $18, ADJ 4 = ($8)

Restated Consolidated Statement of Operations and Comprehensive Loss Data
(In thousands, except share and per share amounts)

		Year Ended December 31, 2022
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ 1	$31,985	$(2,198)	$29,787
Subscription revenue	ADJ 1, ADJ 4	17,569	(528)	17,041
Service revenue	ADJ 1, ADJ 4	4,331	264	4,595
License fee and other revenue	ADJ 1	1,310	(14)	1,296
Total revenue		55,195	(2,476)	52,719
Cost of revenue:
Cost of product revenue	ADJ 1, ADJ 4	41,575	(2,138)	39,437
Cost of subscription revenue	ADJ 1, ADJ 4	7,469	(9)	7,460
Cost of service revenue		2,200	—	2,200
Cost of license fee and other revenue		2,222	—	2,222
Total cost of revenue		53,466	(2,147)	51,319
Gross profit		1,729	(329)	1,400
Operating expenses:
Research and development	ADJ 4	18,771	(234)	18,537
Sales and marketing	ADJ 1, ADJ 4	46,639	44	46,683
General and administrative	ADJ 4	37,719	250	37,969
Loss from impairment of property and equipment		1,161	—	1,161
Total operating expenses		104,290	60	104,350
Loss from operations		(102,561)	(389)	(102,950)
Other income (expense), net:
Interest expense		(712)	—	(712)
Interest income		3,165	—	3,165
Other expense, net		(64)	—	(64)
Change in fair value of contingent earn-out liability		6,988	—	6,988
Change in fair value of contingently issuable common stock liability		1,872	—	1,872
Change in fair value of public warrant liability		4,906	—	4,906
Total other income (expense), net		16,155	—	16,155
Loss before income taxes		(86,406)	(389)	(86,795)
Net loss		$(86,406)	$(389)	$(86,795)

Weighted average common shares outstanding – basic and diluted		143,858,668	—	143,858,668
Net loss per share - basic and diluted		$(0.60)	$—	$(0.60)

Net loss		$(86,406)	$(389)	$(86,795)
Other comprehensive loss
Cumulative translation adjustment		(10)	—	(10)
Total other comprehensive loss		(10)	—	(10)
Total comprehensive loss		$(86,416)	$(389)	$(86,805)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a) Category references are described in above. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Subscription revenue: ADJ 1 = ($109), ADJ 4 = ($419)
Service revenue: ADJ 1 = ($155), ADJ 4 = $419
Cost of product revenue: ADJ 1 = ($2,441), ADJ 4 = $303
Cost of subscription revenue: ADJ 1 = ($17), ADJ 4 = $8
Sales and marketing: ADJ 1 = ($195), ADJ 4 = $239
Restated Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31, 2022
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(86,406)	$(389)	$(86,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,465	(22)	5,443
Write-off of inventory and change in inventory reserve	1,582	—	1,582
Adjustment to property and equipment for sales type leases	(625)	—	(625)
Loss from impairment of property and equipment	1,161	—	1,161
Stock-based compensation	22,498	22	22,520
Non-cash interest expense	55	—	55
Non-cash lease expense	811	—	811
Change in allowance for expected credit losses	150	—	150
Change in fair value of earn-out liability	(6,988)	—	(6,988)
Change in fair value of contingently issuable common stock	(1,872)	—	(1,872)
Change in fair value of public warrant liability	(4,906)	—	(4,906)
Changes in operating assets and liabilities
Accounts receivable	(25,593)	5,481	(20,112)
Inventory	(8,495)	(2,138)	(10,633)
Commission assets	(3,675)	182	(3,493)
Contract assets	639	494	1,133
Other assets	(419)	—	(419)
Prepaid expenses and other current assets	(3,174)	(143)	(3,317)
Accounts payable	7,661	—	7,661
Deferred revenue	26,887	(3,499)	23,388
Accrued expenses and other current liabilities	1,462	—	1,462
Operating lease liability	(946)	—	(946)
Net cash used in operating activities	(74,728)	(12)	(74,740)
Cash flows from investing activities:
Development of internal-use software	(2,720)	—	(2,720)
Purchases of property and equipment (1)	(21,473)	12	(21,461)
Proceeds from sale of property and equipment	312	—	312
Net cash used in investing activities	(23,881)	12	(23,869)
Cash flows from financing activities:
Proceeds from exercise of stock options	827	—	827
Proceeds from long-term debt	29,683	—	29,683
Repayment of principal on long-term debt	(10,000)	—	(10,000)
Net cash provided by financing activities	20,510	—	20,510

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of exchange rate changes on cash and cash equivalents	(10)	—	(10)
Net decrease in cash, cash equivalents and restricted cash	(78,109)	—	(78,109)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	—	308,167
Cash, cash equivalents and restricted cash at end of period	$230,058	$—	$230,058
Supplemental disclosure of cash flow information
Cash paid for interest	$581	$—	$581
Supplemental disclosure of non-cash activities
Capital expenditures incurred but not yet paid	7,552	—	7,552
Capitalization of stock compensation	205	—	205
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$229,783	$—	$229,783
Restricted cash, noncurrent	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$230,058	$—	$230,058

(1) Relates to adjustments related to ADJ 4.

The footnotes that follow have been updated to reflect the restatement adjustments as described above.
3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to marketable securities, calculating the standalone selling price for revenue recognition, the valuation of inventory, the expensing and capitalization of costs associated with internal-use software, stock-based awards, the valuation of the contingent earn-out liability, the valuation of the contingently issuable common stock, the valuation of the public warrant liability, the valuation of inventory and the useful life of our leased equipment. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net balance at each respective balance sheet date. The following table presents customers that represent 10% or

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
more of the Company’s total revenue for the years ended December 31, 2024, 2023 and 2022. Each customer shown is a reseller partner of the Company.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
		(Restated)	(Restated)
Motorola Solutions, Inc.	*	12.1%	21.9%
Customer A	*	*	10.5%
Customer B	12.6%	10.6%	*
	12.6%	22.7%	32.4%

* Less than 10%
The following table presents a customer that represents 10% or more of the Company’s accounts receivable, net.

	December 31,
	2024	2023
Columbia Tech	11.0%	*
Customer B	11.3%	*
	22.3%	*

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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash related to a letter of credit on the Company’s office lease in Waltham, Massachusetts, all of which is included in restricted cash, current on the consolidated balance sheet as of December 31, 2023. During the three months ended September 30, 2024, as a result of an amendment to our lease, the restricted cash was no longer required, and the related letter of credit expired on October 31, 2024. See Note 7, Leases, for more information.
Marketable Securities
Marketable securities are reported at fair value and, at December 31, 2024, are comprised solely of zero coupon U.S. treasury bills with maturities of less than one year that are classified as available-for-sale debt securities. The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company’s assessment indicates that a credit loss exists, the credit loss is measured based on the Company’s best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the weighted average method. The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, records charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as product cost of revenues in the consolidated statement of operations and comprehensive loss. Any write-down of inventory to net realizable value creates a new cost basis. The Company recorded $2.6 million, $1.3 million (as restated) and $1.6 million in inventory write-offs and change in inventory reserves during the years ended December 31, 2024, 2023 and 2022, respectively. Inventory write-offs primarily related to Edge units and prior generation Express units and related components, as the Company is no longer selling these products, as well as other inventory that was determined to be obsolete or unsellable.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Computers and telecommunications equipment	3 years
Lab equipment	5 years
Software	4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of 7 years or remaining lease term
Leased equipment	4-7 years
Internal-use software	4 years
Sales demo equipment	7 years
Vehicles	5 years
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
The Company evaluates property and equipment for obsolescence and impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations and comprehensive loss when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company recorded impairment losses of $0.2 million, $0.3 million, and $1.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. These impairment losses related primarily to Edge and Express prototype units that were taken out of service and retired.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Segment Information
The Company determined that it has one operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its President and Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells security screening products and specific services, and accordingly has one reportable segment for financial reporting purposes. Refer to Note 22, Segment Information, for more detail.
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
Distribution and License Agreement
In March 2023, the Company entered into a distributor licensing agreement (the "Distribution and License Agreement") with Columbia Electrical Contractors, Inc. ("Columbia Tech"). Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, serves as the Company's primary contract manufacturer. Under this arrangement, the Company has granted a license of its intellectual property to Columbia Tech, which contracts directly with certain of the Company's resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment as opposed to lease the equipment. Columbia Tech pays the Company a hardware license fee for each system it manufactures and sells

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under the agreement. In these instances, the Company still contracts directly with the reseller to provide a multi-year SaaS and maintenance subscription to the end-users.
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
Consignment Sales
As discussed in Note 2, Restatement of Previously Issued Financial Statements, the Company entered into certain in-substance consignment arrangements with reseller partners for which product revenue has been recognized at the point in time when control transferred to the customer and the customer has an unconditional obligation to pay for the goods transferred, which was deemed to occur upon installation at the end-user site.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to the Merger Agreement, the Company will issue 15,000,000 earn-out shares of the Company’s common stock to Legacy Evolv shareholders and Legacy Evolv Service Providers including employees, officers, directors, and non-employees based on the achievement of certain target share price contingencies and subject to continued employment. The company classifies the share-based compensation arrangement with Legacy Evolv Service Providers as equity on its balance sheet and corresponding stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. As of December 31, 2024, of the total 15,000,000 earn-out shares of the Company’s common stock, 1,348,918 earn-out shares can be earned by the Legacy Evolv Service Providers and are subject to the stock-based compensation guidance. As a condition for Earn-Out Shares being issued to Earn-Out Service Providers, the service provider must be providing services to the Company on the date of the issuance of the shares. If the relationship with the service provider is terminated prior to the issuance of the Earn-Out Shares, the shares will be redistributed to the remaining participants in the Earn-Out Shares.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024, 2023, and 2022.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually for entities with more than one reportable segment. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company adopted this guidance effective December 31, 2024. Since this new ASU addresses only disclosures, the adoption of this ASU did not have any material effects on its financial condition, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company determined that although ASU 2023-09 is applicable, it addresses disclosures only, and as such will not have any material effects on its financial condition, results of operations, or cash flows.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. Early adoption is permitted. A public entity should apply the amendments in ASU 2024-03 prospectively to all annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Marketable Securities
Marketable securities as of December 31, 2024 consisted of the following:

	December 31, 2024
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$14,927	$—	$14,927
Total marketable securities	$14,927	$—	$14,927

	December 31, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$51,289	$—	$51,289
Total marketable securities	$51,289	$—	$51,289
Marketable securities at December 31, 2024 and December 31, 2023 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the year ended December 31, 2024 and 2023. The accretion of discounts on marketable securities is included in interest income on the consolidated statements of operations and comprehensive income.
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2		Level 3		Total
Assets:
Money market funds	$28,946	$—		$—		$28,946
Treasury bills	—	27,417		—		27,417
	$28,946	$27,417		$—		$56,363
Liabilities:
Contingent earn-out liability	$—	$—		$12,809		$12,809
Contingently issuable common stock liability	—	—		4,001		4,001
Public Warrant liability	4,297	—		—		4,297
	$4,297	$—	$—	$16,810	$—	$21,107

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,829	$—	$—	$57,829
Treasury bills	$—	$51,289	$—	$51,289
	$57,829	$51,289	$—	$109,118
Liabilities:
Contingent earn-out liability	—	—	29,119	29,119
Contingently issuable common stock liability	—	—	6,530	6,530
Public Warrant liability	10,889	—	—	10,889
	$10,889	$—	$35,649	$46,538
Money market funds are included in cash and cash equivalents on the consolidated balance sheets. As of December 31, 2024, U.S. treasury bills with maturities less than 3 months, which totaled $12.5 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $14.9 million, are reflected as marketable securities. As December 31, 2023, all outstanding treasury bills, which totaled $51.3 million, had original maturities greater than three months and are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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
During each of the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2, and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 3. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of December 31, 2024, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of December 31, 2024 were as follows: 93% expected stock price volatility, a risk-free rate of return of 4.2%, a 25% likelihood of change in control, and a remaining term of 1.2 years.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2021	$21,206
Change in fair value	(6,988)
Balance at December 31, 2022	$14,218
Change in fair value	14,901
Balance at December 31, 2023	$29,119
Change in fair value	(16,310)
Balance at December 31, 2024	$12,809
The decrease in fair value of the contingent earn-out liability is primarily due to lowered probability to achieve the stock price milestones based on the Company's current stock price and a shorter remaining term.
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC stockholders owned 4,312,500 Founder Shares. Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares will vest upon the Company achieving certain milestones as described in Note 3. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of December 31, 2024, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of December 31, 2024 were as follows: 93% expected stock price volatility, a risk-free rate of return of 4.2%, a 25% likelihood of change in control, and a remaining term of 1.5 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2021	$5,264
Change in fair value	(1,872)
Balance at December 31, 2022	$3,392
Change in fair value	3,138
Balance at December 31, 2023	$6,530
Change in fair value	(2,529)
Balance at December 31, 2024	$4,001
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed the Public Warrants to purchase shares of the Company’s common stock. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of December 31, 2024, 14,324,893 Public Warrants are outstanding.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2021	$11,030
Change in fair value	(4,906)
Balance at December 31, 2022	$6,124
Change in fair value	4,765
Balance at December 31, 2023	$10,889
Change in fair value	(6,592)
Balance at December 31, 2024	$4,297
6. Revenue Recognition
Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2024.

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$4,748	$—	$—	$4,748
Subscription revenue	72,928	61,137	57,509	191,574
Service revenue	27,527	23,356	19,021	69,904
License fee and other revenue	451	10	17	478
Total revenue	$105,654	$84,503	$76,547	$266,704
The amount of minimum future leases is based on expected income recognition. As of December 31, 2024, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2025	$72,928
2026	61,137
2027	41,316
2028	15,399
Thereafter	794
$191,574
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of December 31, 2024 and December 31, 2023, the Company had $0.8 million and $1.4 million (as restated) in current portion of contract assets and $0.7 million and $1.0 million (as restated) in contract assets, noncurrent on the consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revenue, noncurrent. The Company recognized revenue of $46.4 million during the year ended December 31, 2024 that was included in the December 31, 2023 deferred revenue balance. The Company recognized revenue of $17.9 million (as restated) during the year ended December 31, 2023 that was included in the December 31, 2022 deferred revenue balance. The Company recognized revenue of $6.6 million (as restated) during the year ended December 31, 2022 that was included in the December 31, 2021 deferred revenue balance.
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2021	$9,074
Revenue recognized in relation to the beginning of the year contract liability balance (restated)	(6,592)
Revenue deferred (restated)	29,987
Balance at December 31, 2022 (restated)	$32,469
Revenue recognized in relation to the beginning of the year contract liability balance (restated)	(17,886)
Revenue deferred (restated)	57,374
Balance at December 31, 2023 (restated)	$71,957
Revenue recognized in relation to the beginning of the year contract liability balance	(46,431)
Revenue deferred	59,246
Balance at December 31, 2024	$84,772
The following table presents the Company’s components of lease revenue (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
Revenue from sales-type leases	—	—	1,123
Interest income on lease receivables	154	197	224
Lease income - operating leases	65,046	36,201	17,041
Total lease revenue	$65,200	$36,398	$18,388
The interest income on lease receivables is classified under interest income in the consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the consolidated statements of operations and

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
comprehensive loss. Revenue related to leases entered into with related parties were $1.1 million, $1.1 million (as restated), and $0.9 million (as restated) during the years ended December 31, 2024, 2023, and 2022, respectively.
Disaggregated Revenue
The following table presents the Company’s revenue by revenue stream (in thousands). Certain prior period amounts have been reclassified to conform to current period presentation:

	Twelve Months Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
Product revenue	$6,464	$22,768	$29,787
Subscription revenue	65,046	36,201	17,041
Service revenue	23,467	15,606	4,595
License fees	7,181	2,963	—
Professional services and other revenue	1,707	2,027	1,296
Total revenue	$103,865	$79,565	$52,719

The following table presents the Company's revenue by geographical region based on customer location (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
United States	$99,995	$77,703	$51,316
Foreign	3,870	1,862	1,403
Total revenue	$103,865	$79,565	$52,719
Commissions
The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had total deferred assets related to commissions of $13.0 million and $11.6 million (as restated) as of December 31, 2024 and December 31, 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recognized commission expense of $5.7 million, $5.4 million (as restated) and $4.2 million (as restated), respectively.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
months ended September 30, 2024, the Company amended the lease agreement again to expand our footprint in our headquarters and extend our lease until May 31, 2031. As a result of this amendment, no further option exists to extend the lease.
As of December 31, 2023, the Company was required to maintain a minimum cash balance of $0.3 million as a security deposit on the space which was classified as restricted cash, current on the consolidated balance sheets. The security deposit requirement expired on October 31, 2024, and consequently, the balance was no longer restricted as of December 31, 2024. The Company pays for its proportionate share of building operating expenses and taxes that are treated as variable costs and excluded from the measurement of the lease.
Storage Facilities
The Company additionally leases three storage spaces on a month-to-month basis that are classified as short-term leases.
Operating lease cost recognized during the years ended December 31, 2024 and December 31, 2023 was $2.1 million and $1.2 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024 and December 31, 2023 was $1.8 million and $1.4 million, respectively.
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term	6.4 years	0.8 years
Weighted average discount rate	9.23%	7.75%
Future annual lease payments under non-cancelable operating leases as of December 31, 2024 were as follows (in thousands):

Year Ended December 31:
2025	$2,181
2026	2,963
2027	3,105
2028	3,199
2029	3,292
2030	3,386
2031	1,444
Total future lease payments	19,570
Less: imputed interest	(5,041)
Present value of operating lease liability	$14,529
8. Accounts Receivable
Allowance for Expected Credit Losses
Changes in the allowance for expected credit losses were as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Expected Credit Losses
December 31, 2021	$(50)
Provisions	(150)
Write-offs, net of recoveries	—
December 31, 2022	$(200)
Provisions	(410)
Write-offs, net of recoveries	28
December 31, 2023	$(582)
Provisions	(155)
Write-offs, net of recoveries	3
December 31, 2024	$(734)
9. Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
		(Restated)
Raw materials	$4,362	$1,869
Finished goods
Finished goods inventory	12,153	7,638
Uninstalled inventory	448	837
Total	$16,963	$10,344
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
10. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
		(Restated)
Prepaid deposits	$12,582	$12,177
Prepaid subscriptions	2,087	1,868
Current portion of net investment in sales-type leases	376	367
Prepaid insurance	1,167	1,208
Other	1,709	1,337
Total	$17,921	$16,957

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
		(Restated)
Computers and telecom equipment	$2,064	$1,331
Lab equipment	5,564	1,171
Furniture and fixtures	111	111
Leasehold improvements	607	566
Leased equipment	112,078	80,188
Capitalized software	14,555	8,629
Sales demo equipment	3,649	2,758
Vehicles	604	—
Equipment held for lease[1]	17,347	32,910
Construction in progress	477	2,493
	157,056	130,157
Less: Accumulated depreciation and amortization	(33,395)	(16,996)
	$123,661	$113,161

1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of December 31, 2024 and 2023, the net book value of capitalized software was $11.1 million and $7.0 million, respectively. These amounts include $1.7 million and approximately $0.7 million of capitalized stock compensation costs, respectively. Depreciation expense and amortization expense related to property and equipment was $17.4 million, $9.7 million (as restated), and $5.4 million (as restated) for the years ended December 31, 2024, 2023, and 2022, respectively, which included amortization expense of capitalized software of $1.7 million, $1.0 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	December 31,
	2024	2023
		(Restated)
Leased equipment	$112,078	$80,188
Accumulated depreciation	(25,726)	(13,026)
Leased equipment, net	$86,352	$67,162
Depreciation expense related to leased units was $13.6 million, $7.7 million (as restated), and $4.2 million (as restated) during the years ended December 31, 2024, 2023, and 2022, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
Loss from impairment of property and equipment was $0.2 million, $0.3 million, and $1.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. This primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in an impairment of the remaining economic value of such units. During the year ended December 31, 2024, the company recorded an impairment charge related to certain of its software development projects that had previously been capitalized. This resulted in an impairment charge of $1.0 million, and was recorded in cost of subscription revenue.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
		(Restated)
Accrued employee compensation and benefits expense	$5,332	$7,780
Accrued professional services and consulting	5,674	1,704
Accrued sales tax	1,109	1,643
Purchase order cancellation fees	—	1,188
Other	7,393	3,388
	$19,508	$15,703
Included in accrued employee compensation and benefits expense in the table above is $2.0 million of charges related to the departure of certain employees in the fourth quarter of 2024 as a result of the Investigation. These charges primarily included continuation of pay through the fourth quarter of 2025 for those individuals, substantially all of which remained unpaid as of December 31, 2024.
13. Long-term Debt
In December 2022, the Company entered into a loan and security agreement (the "2022 SVB Credit Agreement") with Silicon Valley Bank ("SVB") in order to finance purchases of hardware to be leased to customers. On March 10, 2023, SVB was closed by California state regulators and the FDIC was appointed as receiver. Subsequently, on March 31, 2023, the Company fully repaid all borrowings and accrued interest under the 2022 SVB Credit Agreement and terminated the 2022 SVB Credit Agreement. In accordance with the terms of the 2022 SVB Credit Agreement, the Company was required to pay a prepayment premium equal to 1.0% of the principal balance on the date of repayment. During the year ended December 31, 2023, the Company incurred a loss on debt extinguishment of $0.6 million, consisting of the prepayment penalty of $0.3 million and the write-off of $0.3 million of unamortized debt issuance costs. The Company had no long-term debt as of December 31, 2024 and December 31, 2023.
14. Warrants
As of December 31, 2024 and 2023, warrants to purchase the following classes of common stock outstanding consisted of the following:

December 31, 2024
Warrant Description	Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
Finback Common Stock Warrants (see Note 16)	January 13, 2021	10	Common stock	Equity	117,423	$0.42
Public Warrants (see Note 3)	July 16, 2021	5	Common stock	Liability	14,324,893	$11.50
					14,442,316

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023
Warrant Description	Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
Finback Common Stock Warrants (see Note 16)	January 13, 2021	10	Common stock	Equity	1,317,327	$0.42
Public Warrants (see Note 3)	July 16, 2021	5	Common stock	Liability	14,324,893	$11.50
					15,642,220
15. Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2024 and 2023, no cash dividends had been declared or paid.
As of December 31, 2024 and 2023, the Company had reserved 78,252,044 and 80,298,297 shares, respectively, of common stock for the exercise of outstanding stock options, vesting of outstanding restricted stock units, vesting of contingent earn-out shares, vesting of contingently issuable common stock, granting of awards under the Company’s 2021 Equity Incentive Plan (see Note 16), and the exercise of outstanding warrants (see Note 14). In addition, as of December 31, 2024 and 2023, the Company had 7,828,349 and 6,315,248 shares, respectively, of common stock available to be issued under the 2021 Employee Stock Purchase Plan (see Note 16).
16. Stock-Based Compensation
2021 Equity Incentive Plan
The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, restricted stock units, performance stock units, and other stock-based awards to employees, officers, directors, and non-employees of the Company. A total of 21,177,295 shares of common stock were initially authorized under the 2021 Plan, subject to annual evergreen increases of up to 5% of total common shares outstanding as of the end of the prior year. As of December 31, 2024, 16,670,634 shares were available for future grant under the 2021 Plan. Shares, units, and options that are expired, forfeited, canceled, or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.1%	4.2%
Expected term (in years)	6.1	6.1
Expected volatility	90.0%	87.5%
Expected dividend yield	0.0%	0.0%
The following tables summarize the Company’s stock option activity under the 2021 Equity Incentive Plan (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	20,324,528	$1.04
Granted	2,725,625	3.63
Exercised	(2,557,792)	0.71
Forfeited	(2,296,608)	3.39
Expired	(69,816)	0.74
Outstanding as of December 31, 2024	18,125,937	$1.18	3.8	$50,186

Vested and expected to vest as of December 31, 2024	18,125,937	$1.18	3.8	$50,186
Options exercisable as of December 31, 2024	16,096,510	$0.90	3.2	$49,028
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted average grant date fair value of stock options granted was $2.77 and $2.35 during the years ended December 31, 2024 and 2023, respectively. The aggregate intrinsic value of the stock options exercised was $7.3 million and $8.7 million during the years ended December 31, 2024 and 2023, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity under its existing restricted stock unit plan:

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	13,046,679	$3.49
Granted	8,974,392	3.54
Vested	(5,354,197)	3.60
Forfeited	(4,551,217)	3.45
Outstanding as of December 31, 2024	12,115,657	$3.50
During the years ended December 31, 2024 and 2023, the aggregate grant-date fair value of restricted stock units issued under the 2021 Plan was $31.8 million and $33.0 million, respectively. RSUs generally vest ratably over a three year period subject to the grantee's continued service through the applicable vesting date. During the year ended December 31, 2024 and 2023, the total fair value of shares vested was $19.3 million and $10.1 million, respectively.
Performance Stock Units
The following table summarizes the Company's performance stock units activity under its existing performance stock units plan:

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	380,000	$2.64
Granted	—	—
Vested	(380,000)	2.64
Forfeited	—	—
Outstanding as of December 31, 2024	—	$—
Based upon the terms of the award agreements and achievement of the performance goal, 50% of the applicable performance stock units vested on January 1, 2023 and 50% on January 1, 2024, subject to the grantee’s continued service through the applicable vesting date.
2021 Employee Stock Purchase Plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 16, 2021. The 2021 ESPP authorizes the initial issuance of up to 3,435,748 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s Board of Directors, employees of a related company. The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2024, 7,828,349 shares of the Company’s common stock were available for future issuance. The Company’s Board of Directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 ESPP during a specific offering period. As of December 31, 2024, no offerings have been approved.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Finback Common Stock Warrants
The Company utilized a Black-Scholes pricing model to determine the grant-date fair value of the Finback Common Stock Warrants. The assumptions used are presented in the following table:

Warrants - Black Scholes
Risk-free interest rate	0.4%
Expected term (in years)	3.0
Expected volatility	23.9%
Expected dividend yield	—%
In January 2021, the Company granted equity classified warrants (the "Finback Common Stock Warrants") to purchase 2,552,913 shares of the Company's Class A common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC ("Finback"), a consulting group affiliated with one of the Company's stockholders. The Finback Common Stock Warrants vest upon meeting certain sales criteria as defined in a business development agreement (the "Finback BDA"), which has a term of 3 years. The Finback BDA expired on January 1, 2023, subject to a 1-year "tail period" expiring on January 1, 2024. During the tail period, the Finback Common Stock Warrants continued to vest related to any sale consummated by the Company for which it was determined Finback provided services prior to January 1, 2023 in furtherance of the sale. The Finback Common Stock Warrants expire in January 2031. The Finback Common Stock Warrants are accounted for under ASC 718 Compensation – Stock Compensation as the warrants vest upon certain performance conditions being met.
As of December 31, 2024, 117,423 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $0.4 million, and there were no Finback Common Stock Warrants that were unvested, given the expiration of the 1-year tail period on January 1, 2024. The Company recognized compensation expense for the Finback Common Stock Warrants when the warrants vested based on meeting the specified sales criteria. During the year ended December 31, 2024, there was no stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants. During the year ended December 31, 2023, the Company recorded $3.1 million of stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
Cost of revenue	$788	$583	$829
Research and development	4,520	4,302	3,775
Sales and marketing	10,946	9,381	10,044
General and administrative	8,502	9,863	7,872
Total stock-based compensation expense	$24,756	$24,129	$22,520

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense by award type recognized in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
		(Restated)
Stock options	$3,767	$2,925	$1,594
Earn-out shares	11	2,053	6,519
Warrants	—	3,147	4,523
RSUs and PSUs	20,978	16,004	9,884
Total stock-based compensation expense	$24,756	$24,129	$22,520
Total unrecognized compensation expense related to stock options and restricted stock units as of December 31, 2024, was $32.9 million, which is expected to be recognized over a weighted average period of 1.8 years. Total unrecognized compensation expense related to earn-out shares associated with the share-based compensation arrangement as of December 31, 2024, was $0.1 million, which is expected to be recognized over a weighted average period of 0.8 years.
17. Income Taxes
The components of the Company’s loss before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
United States	$(54,046)	$(108,055)	$(86,149)
Foreign	29	58	(646)
Loss before income tax provision	$(54,017)	$(107,997)	$(86,795)
Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	27	—
Foreign	—	24	—
Total current income tax expense	$—	$51	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense	$—	$—	$—

Total income tax expense	$—	$51	$—

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective tax rate differs from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets and non-deductible fair value adjustments for the years ended December 31, 2024, 2023, and 2022. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.7	3.4	3.4
Federal and state research and development tax credits	(0.1)	—	(1.2)
Change in fair value of contingent earn-out liability and contingently issuable common stock liability	9.9	(4.4)	3.3
Change in valuation allowance	(42.9)	(17.1)	(23.5)
Change in uncertain tax positions	(0.1)	(0.4)	—
Change in tax rate	3.3	0.7	(0.1)
Stock-based compensation	1.1	(0.6)	(0.2)
Non-deductible compensation	0.5	(2.4)	(2.5)
Permanent differences	(0.2)	(0.1)	(0.2)
Other	(0.2)	(0.1)	—
Effective income tax rate	0.0%	0.0%	0.0%
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2024	2023
		(Restated)
Deferred tax assets:
Net operating loss carryforwards	$57,450	$41,914
Research and development tax credit carryforwards	3,594	3,802
Capitalized research and development costs	15,868	13,043
Accrued expenses	9,991	7,236
Deferred revenue	22,531	18,324
Lease liability	3,848	351
Other	2,960	1,304
Total deferred tax assets	116,242	85,974
Valuation allowance	(106,268)	(83,113)
Total deferred tax assets, net of valuation allowance	9,974	2,861
Deferred tax liabilities:
Depreciation and amortization	(6,250)	(2,542)
Right of use lease asset	(3,706)	(302)
Other	(18)	(17)
Total deferred tax liabilities	(9,974)	(2,861)
Net deferred tax assets	$—	$—
As of December 31, 2024, the Company had federal net operating loss carryforwards of $20.1 million, which begin to expire in 2033. These losses were generated before 2018 and are subject to a 20-year carryforward period under

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the tax rules in effect at that time. The Company also had federal net operating loss carryforwards of $203.3 million and $144.1 million (as restated) as of December 31, 2024 and 2023, respectively, which do not expire but are generally limited to offsetting up to 80% of taxable income in any given year. These amounts were generated after 2017 and are subject to the provisions of the Tax Cuts and Jobs Act, which eliminated the expiration period but imposed a limitation on usage.
The Company had state net operating loss carryforwards of $201.1 million and $142.8 million (as restated) as of December 31, 2024 and 2023, respectively, which may be available to offset future state taxable income and which begin to expire in 2033, depending on jurisdiction-specific rules. Additionally, as of December 31, 2024 and 2023, the Company had United Kingdom net operating loss carryforwards of approximately $1.7 million and $1.6 million (as restated), respectively, which do not expire under current UK tax law.
As of December 31, 2024, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $2.4 million and $1.5 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2030, respectively. As of December 31, 2023, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $2.5 million and $1.6 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2029, respectively.
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
The Company believes that an ownership change within the meaning of section 382 occurred on July 16, 2021, in connection with the Merger. Based on the estimated annual limitation, the company would have been able to fully utilize all of its Section 382-limited net operating losses and tax credit carryforwards in the 2022 tax year. The Company believes that no additional ownership changes have occurred since then.
The Company considered the evidence of its history of cumulative net operating losses incurred since inception, as well as other positive and negative evidence bearing upon its ability to realize deferred tax assets in respect of our net operating loss carryforwards, and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2024, will be accounted for as follows: approximately $104.1 million will be recognized as a reduction of income tax expense and $2.2 million will be recorded as an increase in equity. The Company reevaluates the positive and negative evidence at each reporting period.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and capitalized R&D costs and were as follows (in thousands):

	December 31,
	2024	2023	2022
		(As Restated)	(As Restated)
Valuation allowance as of beginning of year	$83,113	$64,677	$43,966
Additions charged to provision for income taxes	23,155	18,436	20,427
Additions charged to equity	—	—	332
Currency translation and other	—	—	(48)
Valuation allowance as of end of year	$106,268	$83,113	$64,677
The Company accounts for income tax uncertainties in accordance with ASC 740 Income Taxes, which prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest and penalties. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.
The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes) (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of fiscal year	$428	$—	$—
Gross increases related to prior year tax positions	20	407	—
Foreign exchange and others	(1)	21	—
Balance at end of fiscal year	$447	$428	$—
The Company’s liability for uncertain tax positions as of December 31, 2024, includes $0.4 million related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and non-US jurisdictions, where applicable. The Company is open to future tax examinations in the US under statute from 2021 to the present; however, carryforward attributes that were generated before 2021 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company is also subject to future tax examinations under UK statute for the period from 2021 to the present, with a standard look-back period of 4 years, extendable to 6 years in cases of carelessness. The Company has not received notice of examination in any jurisdiction for any tax year open under statute.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
		(Restated)	(Restated)
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(54,017)	$(108,048)	$(86,795)

Denominator:
Weighted average common shares outstanding - basic and diluted	156,573,886	149,168,105	143,858,668
Net loss per share attributable to common stockholders – basic and diluted	$(0.34)	$(0.72)	$(0.60)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2024	2023	2022
Options issued and outstanding	18,125,937	20,324,528	20,396,824
Public Warrants to purchase common stock	14,324,893	14,324,893	14,324,994
Warrants to purchase common stock (Finback)	117,423	1,317,327	2,421,200
Unvested restricted stock units	12,115,657	13,046,679	7,501,945
Unvested performance stock units	—	380,000	864,000
Earn-out shares*	15,000,000	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500	1,897,500
	61,581,410	66,290,927	62,406,463

*Issuance of Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Related Party Transactions
Original Equipment Manufacturer Partnership Agreement with Motorola Solutions, Inc.
In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. (“Motorola”), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. Effective in the fourth quarter of 2024, while the partnership agreement is still in effect, Motorola is no longer considered a related party. During the years ended December 31, 2024, 2023, and 2022, revenue from Motorola’s distributor services was $6.1 million, $9.6 million, and $11.6 million, respectively, which was a result of the Company's transition to pure subscription sales and sales under the distributor licensing model. As of December 31, 2023, accounts receivable related to Motorola’s distributor services was $1.6 million.
Reseller Agreement with Stanley Black & Decker
In June 2020, the Company entered into a reseller agreement with Stanley Black & Decker, an investor in the Company. Stanley Black & Decker's electronic security business was acquired by Securitas AB (“Securitas”) in 2023. Securitas, directly or through its affiliates, resells the Company's products. Effective in the first quarter of 2024, while the reseller agreement is still in effect, Securitas is no longer considered a related party. During the year ended December 31, 2023 and 2022, revenue from Stanley Black & Decker’s reseller services was $1.7 million and $1.9 million. As of December 31, 2023, accounts receivable related to Stanley Black & Decker’s reseller services was $0.6 million.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On March 10, 2025, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “Delaware Derivative Action”). The Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers, and nominally against the Company. Plaintiff Steve Bersch, derivatively on behalf of nominal defendant Evolv, brought claims for breach of fiduciary duty, unjust enrichment, and insider trading, seeking various forms of relief, including equitable relief, monetary damages, including restitution and fees, and a declaratory judgment. Although the Delaware Derivative Action is in the early stages, we anticipate filing a motion to dismiss the claims if the case moves forward.
We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received. Insurance proceeds, if any, will be recognized as reductions to the related expenses in the period the proceeds are probable. While a loss from this litigation is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, as the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the outcome of our anticipated motion to dismiss in the Class Action which was filed on March 28, 2025, there is uncertainty as to the likelihood of the proposed class in the Class Action being certified or the ultimate size of any class if certified, there is uncertainty as to the final complaint in the Massachusetts Derivative Action, as the plaintiff will not identify an operative complaint or file a consolidated complaint until disposition of our anticipated motion to dismiss in the Class Action, and there are significant factual and legal issues to be resolved in both the securities and derivative actions. For these reasons, we have not recorded a loss contingency liability for the above litigation as of December 31, 2024.
At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to such legal proceedings as incurred.
Regulatory and Governmental Matters
As previously disclosed, on October 12, 2023, the Company announced that the U.S. Federal Trade Commission (the “FTC”) had requested information about certain aspects of its marketing practices. The Company reached a settlement with the FTC and on December 5, 2024, a Stipulated Order for Permanent Injunction and Other Relief (the “Order”) was entered in the United States District Court for the District of Massachusetts Eastern Division. The Order (i) required that the Company permit a limited cohort of school customers to cancel their contracts, (ii) required that the Company take certain compliance actions and meet record keeping obligations, and (iii) enjoined the Company from making misleading or unsubstantiated marketing claims. The Order did not include any monetary relief. The period during which eligible customers may cancel closed on March 30, 2025. Any inability to adequately comply with the terms of the Order could result in enforcement actions or penalties imposed by the FTC.
As part of the Order, the Company agreed to offer a limited number of its K-12 education customers the option to cancel the remainder of their current contracts during a 60-day cancellation period. 65 education customers were offered the cancellation period, and of these, 5 customers representing 24 Evolv Express units elected to cancel their contracts with the Company. Amounts that customers had paid to the Company related to portions of their contracts that were cancelled

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are required to be returned to the customer, but these amounts were immaterial for the year ended December 31, 2024 and therefore the Company did not book a liability in its consolidated financial statements. There is no impact to revenue or cost of revenue amounts for year ended December 31, 2024, as revenue will continue to be recognized on these deals through the cancellation dates of each contract, all of which are in June 2025. The Company determined that $0.9 million of its revenues previously expected to be recognized over the next two years related to performance obligations that were unsatisfied (or partially satisfied) as of December 31, 2024 were impacted by the cancellations.
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
In view of the inherent unpredictability of such regulatory and governmental matters, the Company cannot determine with certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines or penalties, if any, that may result from such matters. The Company establishes reserves for such matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving such matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on the consolidated financial statements in particular quarterly or annual periods. The Company accrues amounts for certain matters for which losses are considered to be probable of occurring based on its reasonable estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from the Company's current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however the Company cannot estimate a range of the potential losses for these matters.
Any resolution or litigation with the SEC, USAO SDNY, or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate, but we have not accrued a loss pertaining to SEC or USAO SDNY matters. The Company's defense counsel costs in connection with the securities litigation and the related SEC and USAO SDNY matters are being covered under its directors and officers insurance policies subject to a typical reservation of rights. The Company has met the retention limits under these policies with respect to these matters and currently expects these policies will provide coverage for certain costs related to these matters, including certain expenses that have previously been paid. However, the Company cannot provide any assurance that costs related to these matters will not exceed the limits of its insurance policies, that such claims are covered by the terms of its insurance policies or that its insurance carrier will be able to cover all related claims. There can be no assurance as to the timing or the terms of the ultimate outcome of these investigations or their potential effect, if any, on us or our results of operations. We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received, net of insurance recoveries. There can be no assurance whether there will be further information requests or potential enforcement action or litigation, which is necessarily uncertain.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Benefit Plans
The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.8 million and $0.3 million matching contributions to the plan during the years ended December 31, 2024 and December 31, 2023, respectively. The Company did not make any matching contributions to the plan during the year ended December 31, 2022.
22. Segment Information
The Company determined that it has one operating and reporting segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s CODM in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its President and Chief Executive Officer. The CODM evaluates the performance of our segment based upon consolidated net income and considers budget-to-actual or forecast-to-actual variances to assess performance and make decisions about allocating resources. The CODM evaluates segment assets based on total assets on the consolidated balance sheets. Asset information is not presented here because its presentation here would be duplicative of the consolidated balance sheets. On the basis of these factors, the Company determined that it operates and manages its business as one operating and reporting segment, that develops, manufactures, markets and sells security screening products and specific services, and accordingly has one reportable segment for financial reporting purposes.
Information by reportable segment is as follows (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Segment revenue	$103,865	$79,565	$52,719
Less:
Employee expense	66,847	61,287	45,663
Travel and expense	6,043	6,159	3,863
Capitalized R&D expense	(6,027)	(3,963)	(1,706)
Stock-based compensation expense	24,756	24,129	22,520
Other one-time expenses	18,072	4,141	3,250
Consulting and contract staffing	12,732	11,651	9,499
Software subscriptions	6,814	4,541	2,655
Depreciation and amortization	17,375	9,702	5,443
Other cost of revenue	18,320	31,347	43,798
Other operating expenses	21,240	20,627	20,684
Other segment items[1]	(28,290)	17,941	(16,155)
Provision for income taxes	—	51	—
Segment net loss	$(54,017)	$(108,048)	$(86,795)

1 Refer to Total other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
23. Restatement of Quarterly Financial Information (Unaudited)
The following tables present selected unaudited condensed consolidated Statements of Operations and Comprehensive Income (Loss) for each quarter of the periods indicated:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(Restated)	(Restated)
Revenue:
Product revenue	$1,491	$1,954	$1,344	$1,675
Subscription revenue	14,219	15,655	17,909	17,263
Service revenue	5,252	5,566	6,085	6,564
License fee and other revenue	1,219	2,049	2,022	3,598
Total revenue	22,181	25,224	27,360	29,100
Cost of revenue:
Cost of product revenue	3,114	2,839	2,616	2,166
Cost of subscription revenue	5,585	6,309	7,348	8,604
Cost of service revenue	1,198	1,321	1,404	1,476
Cost of license fee and other revenue	129	172	183	113
Total cost of revenue	10,026	10,641	11,551	12,359
Gross profit	12,155	14,583	15,809	16,741
Operating expenses:
Research and development	6,396	5,850	5,810	5,390
Sales and marketing	15,859	17,011	14,966	13,455
General and administrative	11,806	14,093	13,976	16,759
Loss from impairment of property and equipment	—	—	209	15
Total operating expenses	34,061	36,954	34,961	35,619
Loss from operations	(21,906)	(22,371)	(19,152)	(18,878)
Other income (expense), net:
Interest income	1,085	681	628	548
Other income (expense), net	(28)	(39)	34	(50)
Change in fair value of contingent earn-out liability	6,899	16,514	(8,321)	1,218
Change in fair value of contingently issuable common stock liability	527	3,747	(2,056)	311
Change in fair value of public warrant liability	2,151	4,886	(1,576)	1,131
Total other income (expense), net	10,634	25,789	(11,291)	3,158
Net (loss) income	$(11,272)	$3,418	$(30,443)	$(15,720)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Product revenue	$10,612	$6,852	$3,456	$1,848
Subscription revenue	6,173	7,702	9,858	12,468
Service revenue	2,759	3,646	4,345	4,856
License fee and other revenue	578	702	2,302	1,408
Total revenue	20,122	18,902	19,961	20,580
Cost of revenue:
Cost of product revenue	12,362	7,417	3,496	4,692
Cost of subscription revenue	2,334	3,285	4,157	4,984
Cost of service revenue	583	1,014	1,219	1,166
Cost of license fee and other revenue	304	270	198	177
Total cost of revenue	15,583	11,986	9,070	11,019
Gross profit	4,539	6,916	10,891	9,561
Operating expenses:
Research and development	5,395	6,389	6,386	6,303
Sales and marketing	12,638	13,596	14,408	14,344
General and administrative	8,928	10,865	11,261	11,128
Loss from impairment of property and equipment	137	157	28	—
Total operating expenses	27,098	31,007	32,083	31,775
Loss from operations	(22,559)	(24,091)	(21,192)	(22,214)
Other income (expense), net:
Interest expense	(654)	—	—	—
Interest income	953	1,853	1,791	1,630
Other income (expense), net	19	(22)	(64)	(17)
Loss on extinguishment of debt	(626)	—	—	—
Change in fair value of contingent earn-out liability	(3,318)	(28,113)	14,078	2,452
Change in fair value of contingently issuable common stock liability	(742)	(5,095)	2,277	422
Change in fair value of public warrant liability	(1,750)	(11,751)	8,156	580
Total other income (expense), net	(6,118)	(43,128)	26,238	5,067
Loss (income) before income taxes	(28,677)	(67,219)	5,046	(17,147)
Provision for income taxes	—	—	—	(51)
Net (loss) income	$(28,677)	$(67,219)	$5,046	$(17,198)

As discussed in Note 2, Restatement of Previously Issued Financial Statements, the Company is hereby providing restated unaudited financial information for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024. The following tables reflect the correction of the errors described in Note 2. The errors did not impact the condensed consolidated financial statements as of and for the three months ended March 31, 2022 and therefore this period has not been presented below. No other financial statement line items beyond those presented below were impacted. Certain amounts reported previously have been reclassified.
The impact of the correction of the errors on the Condensed Consolidated Statements of Stockholders' Equity were solely within net (loss) income for errors impacting accumulated deficit and within stock-based compensation cost for errors impacting accumulated paid in capital, and as such the Company did not include these tables below.
The impact of the correction of the errors on the Consolidated Statements of Cash Flows were driven by changes in the related Consolidated Balance Sheet and Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) line items, except as noted by footnote under each applicable table below.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adjustments referenced in the following tables are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below each table and sum to the total adjustment reflected. Restatement adjustments are reflected as follows:
ADJ 1: related to revenue recognition misstatements identified as part of the Investigation.
ADJ 2: related to errors in capitalized internal-use software costs.
ADJ 3: related to errors in capitalized freight costs.
ADJ 4: other immaterial errors previously identified in prior periods corrected as part of the restatement.
ADJ 5: related to classification errors in contract assets and deferred revenue.
As of and for the Three and Six Months Ended June 30, 2024
Restated Condensed Consolidated Balance Sheet
(In thousands, except share and per share amounts)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of June 30, 2024
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$35,698	$—	$35,698
Marketable securities		20,757	—	20,757
Accounts receivable, net	ADJ 1	36,428	(1,017)	35,411
Inventory	ADJ 1, ADJ 3	18,604	525	19,129
Current portion of contract assets	ADJ 1, ADJ 5	1,690	(174)	1,516
Current portion of commission asset	ADJ 1	4,810	55	4,865
Prepaid expenses and other current assets	ADJ 1	19,912	2	19,914
Total current assets		137,899	(609)	137,290
Restricted cash, noncurrent		275	—	275
Contract assets, noncurrent	ADJ 1, ADJ 5	144	464	608
Commission asset, noncurrent	ADJ 1	7,128	164	7,292
Property and equipment, net	ADJ 1, ADJ 2, ADJ 3, ADJ 4	120,045	531	120,576
Operating lease right-of-use assets		2,161	—	2,161
Other assets		865	—	865
Total assets		$268,517	$550	$269,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$5,574	$—	$5,574
Accrued expenses and other current liabilities		15,913	—	15,913
Current portion of deferred revenue	ADJ 1, ADJ 5	56,168	688	56,856
Current portion of operating lease liabilities		1,754	—	1,754
Total current liabilities		79,409	688	80,097
Deferred revenue, noncurrent	ADJ 5	23,655	1,717	25,372
Operating lease liabilities, noncurrent		566	—	566
Contingent earn-out liability		5,706	—	5,706
Contingently issuable common stock liability		2,256	—	2,256
Public warrant liability		3,852	—	3,852
Total liabilities		115,444	2,405	117,849
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		16	—	16
Additional paid-in capital		459,745	—	459,745
Accumulated other comprehensive loss		(42)	—	(42)
Accumulated deficit		(306,646)	(1,855)	(308,501)
Stockholders’ equity		153,073	(1,855)	151,218
Total liabilities and stockholders’ equity		$268,517	$550	$269,067
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Inventory: ADJ 1 = $441, ADJ 3 = $84
Property and equipment, net: ADJ 1 = $328, ADJ 2 = ($314), ADJ 3 = $464, ADJ 4 = $53
Current portion of contract assets: ADJ 1 = ($117), ADJ 5 = ($57)
Contract assets, noncurrent: ADJ 1 = ($4), ADJ 5 = $468
Current portion of deferred revenue: ADJ 1 = $1,994, ADJ 5 = ($1,306)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Data
(In thousands, except share and per share amounts)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Adj. Reference(a)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ 1	$2,044	$(90)	$1,954	$2,647	$798	$3,445
Subscription revenue	ADJ 1	15,903	(248)	15,655	30,406	(532)	29,874
Service revenue	ADJ 1	5,553	13	5,566	10,937	(119)	10,818
License fee and other revenue	ADJ 1	2,040	9	2,049	3,218	50	3,268
Total revenue		25,540	(316)	25,224	47,208	197	47,405
Cost of revenue:
Cost of product revenue	ADJ 1, ADJ 3, ADJ 4	3,149	(310)	2,839	5,926	27	5,953
Cost of subscription revenue	ADJ 1, ADJ 2, ADJ 3, ADJ 4	6,436	(127)	6,309	12,215	(321)	11,894
Cost of service revenue	ADJ 1, ADJ 2, ADJ 4	1,311	10	1,321	2,522	(3)	2,519
Cost of license fee and other revenue		172	—	172	301	—	301
Total cost of revenue		11,068	(427)	10,641	20,964	(297)	20,667
Gross profit		14,472	111	14,583	26,244	494	26,738
Operating expenses:
Research and development	ADJ 2, ADJ 4	5,722	128	5,850	11,927	319	12,246
Sales and marketing	ADJ 1, ADJ 4	16,892	119	17,011	32,897	(27)	32,870
General and administrative	ADJ 4	14,185	(92)	14,093	26,025	(126)	25,899
Total operating expenses		36,799	155	36,954	70,849	166	71,015
Loss from operations		(22,327)	(44)	(22,371)	(44,605)	328	(44,277)
Other income (expense), net:
Interest income		681	—	681	1,766	—	1,766
Other expense, net		(39)	—	(39)	(67)	—	(67)
Change in fair value of contingent earn-out liability		16,514	—	16,514	23,413	—	23,413
Change in fair value of contingently issuable common stock liability		3,747	—	3,747	4,274	—	4,274
Change in fair value of public warrant liability		4,886	—	4,886	7,037	—	7,037
Total other income (expense), net		25,789	—	25,789	36,423	—	36,423
Loss before income taxes		3,462	(44)	3,418	(8,182)	328	(7,854)
Net income (loss)		$3,462	$(44)	$3,418	$(8,182)	$328	$(7,854)
Net income (loss) attributable to common stockholders - basic and diluted		$3,421	$(44)	$3,377	$(8,182)	$328	$(7,854)

Weighted average common shares outstanding
Basic		156,473,080	—	156,473,080	154,774,899	—	154,774,899
Diluted		171,563,943	—	171,563,943	154,774,899	—	154,774,899
Net income (loss) per share
Basic		$0.02	$—	$0.02	$(0.05)	$—	$(0.05)
Diluted		$0.02	$—	$0.02	$(0.05)	$—	$(0.05)

Net income (loss)		$3,462	$(44)	$3,418	$(8,182)	$328	$(7,854)
Other comprehensive income (loss)
Cumulative translation adjustment		8	—	8	11	—	11
Total other comprehensive income (loss)		8	—	8	11	—	11
Total comprehensive income (loss)		$3,470	$(44)	$3,426	$(8,171)	$328	$(7,843)
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended:
Cost of product revenue: ADJ 1 = $12, ADJ 3 = ($270), ADJ 4 = ($52)
Cost of subscription revenue: ADJ 1 = ($60), ADJ 2 = ($2), ADJ 3 = ($64), ADJ 4 = ($1)
Cost of service revenue: ADJ 1 = $1, ADJ 2 = ($2), ADJ 4 = $11
Research and development: ADJ 2 = $70, ADJ 4 = $58
Sales and marketing: ADJ 1 = ($16), ADJ 4 = $135

Six months ended:
Cost of product revenue: ADJ 1 = $397, ADJ 3 = ($314), ADJ 4 = ($56)
Cost of subscription revenue: ADJ 1 = ($116), ADJ 2 = ($3), ADJ 3 = ($235), ADJ 4 = $33
Cost of service revenue: ADJ 2 = ($2), ADJ 4 = ($1)
Research and development: ADJ 2 = $319
Sales and marketing: ADJ 1 = ($27)
Restated Condensed Consolidated Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(8,182)	$328	$(7,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,442	(84)	7,358
Write-off of inventory and change in inventory reserve	1,725	—	1,725
Stock-based compensation	13,834	23	13,857
Amortization (accretion) of premium (discount) on marketable securities, net of change in accrued interest	181	—	181
Non-cash lease expense	728	—	728
Change in allowance for expected credit losses	203	—	203
Change in fair value of earn-out liability	(23,413)	—	(23,413)
Change in fair value of contingently issuable common stock	(4,274)	—	(4,274)
Change in fair value of public warrant liability	(7,037)	—	(7,037)
Changes in operating assets and liabilities
Accounts receivable	(14,020)	(47)	(14,067)
Inventory	(10,354)	312	(10,042)
Commission assets	(492)	(29)	(521)
Contract assets	2,324	(2,087)	237
Other assets	337	—	337
Prepaid expenses and other current assets	(2,958)	1	(2,957)
Accounts payable	(1,653)	—	(1,653)
Deferred revenue	8,333	1,938	10,271
Accrued expenses and other current liabilities	79	(125)	(46)
Operating lease liability	(765)	—	(765)
Net cash used in operating activities	(37,962)	230	(37,732)
Cash flows from investing activities:
Development of internal-use software(1)	(3,408)	296	(3,112)
Purchases of property and equipment(2)	(21,092)	(526)	(21,618)
Purchases of marketable securities	(14,567)	—	(14,567)
Proceeds from maturities of marketable securities	44,918	—	44,918
Net cash provided by investing activities	5,851	(230)	5,621
Cash flows from financing activities:
Proceeds from exercise of stock options	636	—	636

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net cash provided by financing activities	636	—	636
Effect of exchange rate changes on cash and cash equivalents	11	—	11
Net decrease in cash, cash equivalents and restricted cash	(31,464)	—	(31,464)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	67,437	—	67,437
Cash, cash equivalents and restricted cash at end of period	$35,973	$—	$35,973
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$468	$—	$468
Capital expenditures incurred but not yet paid	3,407	—	3,407
Capitalization of stock compensation	450	(23)	427
Operating lease liabilities arising from obtaining right-of-use assets	1,694	—	1,694
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,698	$—	$35,698
Restricted cash, noncurrent	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$35,973	$—	$35,973

(1) Relates to adjustments related to ADJ 2.
(2) Relates to the following adjustments: ADJ 3 = ($464), ADJ 4 = ($62)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2024
Restated Condensed Consolidated Balance Sheet
(In thousands, except share and per share amounts)

		As of March 31, 2024
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$44,596	$—	$44,596
Marketable securities		36,415	—	36,415
Accounts receivable, net	ADJ 1	22,030	(2,373)	19,657
Inventory	ADJ 1, ADJ 3	11,007	506	11,513
Current portion of contract assets	ADJ 1, ADJ 5	2,538	(1,879)	659
Current portion of commission asset	ADJ 1	4,516	52	4,568
Prepaid expenses and other current assets	ADJ 1	20,700	(5)	20,695
Total current assets		141,802	(3,699)	138,103
Restricted cash, noncurrent		275	—	275
Contract assets, noncurrent	ADJ 1, ADJ 5	307	1,115	1,422
Commission asset, noncurrent	ADJ 1	7,000	157	7,157
Property and equipment, net	ADJ 1, ADJ 2, ADJ 3, ADJ 4	129,342	171	129,513
Operating lease right-of-use assets		2,535	—	2,535
Other assets		999	—	999
Total assets		$282,260	$(2,256)	$280,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	ADJ 4	$15,584	$65	$15,649
Accrued expenses and other current liabilities	ADJ 4	13,712	(188)	13,524
Current portion of deferred revenue	ADJ 1, ADJ 5	48,913	(3,433)	45,480
Current portion of operating lease liabilities		1,713	—	1,713
Total current liabilities		79,922	(3,556)	76,366
Deferred revenue, noncurrent	ADJ 5	22,808	3,111	25,919
Operating lease liabilities, noncurrent		980	—	980
Contingent earn-out liability		22,220	—	22,220
Contingently issuable common stock liability		6,003	—	6,003
Public warrant liability		8,738	—	8,738
Total liabilities		140,671	(445)	140,226
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		16	—	16
Additional paid-in capital		451,731	—	451,731
Accumulated other comprehensive loss		(50)	—	(50)
Accumulated deficit		(310,108)	(1,811)	(311,919)
Stockholders’ equity		141,589	(1,811)	139,778
Total liabilities and stockholders’ equity		$282,260	$(2,256)	$280,004
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventory: ADJ 1 = $452, ADJ 3 = $54
Property and equipment, net: ADJ 1 = $267, ADJ 2 = ($247), ADJ 3 = $162, ADJ 4 = ($11)
Current portion of contract assets: ADJ 1 = ($284), ADJ 5 = ($1,595)
Contract assets, noncurrent: ADJ 1 = ($2), ADJ 5 = $1,117
Current portion of deferred revenue: ADJ 1 = $156, ADJ 5 = ($3,589)

Restated Condensed Consolidated Statement of Operations and Comprehensive Loss Data
(In thousands, except share and per share amounts)

		Three Months Ended March 31, 2024
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ 1	$603	$888	$1,491
Subscription revenue	ADJ1	14,503	(284)	14,219
Service revenue	ADJ1	5,384	(132)	5,252
License fee and other revenue	ADJ1	1,178	41	1,219
Total revenue		21,668	513	22,181
Cost of revenue:
Cost of product revenue	ADJ 1, ADJ 3, ADJ 4	2,777	337	3,114
Cost of subscription revenue	ADJ 1, ADJ 2, ADJ 3, ADJ 4	5,779	(194)	5,585
Cost of service revenue	ADJ 2, ADJ 4	1,211	(13)	1,198
Cost of license fee and other revenue		129	—	129
Total cost of revenue		9,896	130	10,026
Gross profit		11,772	383	12,155
Operating expenses:
Research and development	ADJ 2, ADJ 4	6,205	191	6,396
Sales and marketing	ADJ 1, ADJ 4	16,005	(146)	15,859
General and administrative	ADJ 4	11,840	(34)	11,806
Total operating expenses		34,050	11	34,061
Loss from operations		(22,278)	372	(21,906)
Other income (expense), net:
Interest income		1,085	—	1,085
Other expense, net		(28)	—	(28)
Change in fair value of contingent earn-out liability		6,899	—	6,899
Change in fair value of contingently issuable common stock liability		527	—	527
Change in fair value of public warrant liability		2,151	—	2,151
Total other income (expense), net		10,634	—	10,634
Loss before income taxes		(11,644)	372	(11,272)
Net loss		$(11,644)	$372	$(11,272)

Weighted average common shares outstanding – basic and diluted		153,076,719	—	153,076,719
Net loss per share - basic and diluted		$(0.08)	$0.01	$(0.07)

Net loss		$(11,644)	$372	$(11,272)
Other comprehensive loss
Cumulative translation adjustment		3	—	3
Total other comprehensive loss		3	—	3
Total comprehensive loss		$(11,641)	$372	$(11,269)
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of product revenue: ADJ 1 = $385, ADJ 3 = ($44), ADJ 4 = ($4)
Cost of subscription revenue: ADJ 1 = ($56), ADJ 2 = ($1), ADJ 3 = ($171), ADJ 4 = $34
Cost of service revenue: ADJ 2 = ($1), ADJ 4 = ($12)
Research and development: ADJ 2 = $249, ADJ 4 = ($58)
Sales and marketing: ADJ 1 = ($11), ADJ 4 = ($135)
Restated Condensed Consolidated Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2024
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(11,644)	$372	$(11,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,474	(17)	3,457
Write-off of inventory and change in inventory reserve	1,059	—	1,059
Stock-based compensation	6,410	20	6,430
Amortization (accretion) of premium (discount) on marketable securities, net of change in accrued interest	200	—	200
Non-cash lease expense	354	—	354
Change in allowance for expected credit losses	(267)	—	(267)
Change in fair value of earn-out liability	(6,899)	—	(6,899)
Change in fair value of contingently issuable common stock	(527)	—	(527)
Change in fair value of public warrant liability	(2,151)	—	(2,151)
Changes in operating assets and liabilities
Accounts receivable	848	1,309	2,157
Inventory	(2,091)	331	(1,760)
Commission assets	(70)	(19)	(89)
Contract assets	1,313	(1,033)	280
Other assets	203	—	203
Prepaid expenses and other current assets	(3,746)	8	(3,738)
Accounts payable	(760)	65	(695)
Deferred revenue	231	(789)	(558)
Accrued expenses and other current liabilities	(1,628)	(315)	(1,943)
Operating lease liability	(392)	—	(392)
Net cash used in operating activities	(16,083)	(68)	(16,151)
Cash flows from investing activities:
Development of internal-use software(1)	(1,797)	230	(1,567)
Purchases of property and equipment(2)	(19,665)	(162)	(19,827)
Purchases of marketable securities	(14,567)	—	(14,567)
Proceeds from maturities of marketable securities	29,241	—	29,241
Net cash used in investing activities	(6,788)	68	(6,720)
Cash flows from financing activities:
Proceeds from exercise of stock options	302	—	302
Net cash provided by financing activities	302	—	302
Effect of exchange rate changes on cash and cash equivalents	3	—	3
Net decrease in cash, cash equivalents and restricted cash	(22,566)	—	(22,566)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	67,437	—	67,437
Cash, cash equivalents and restricted cash at end of period	$44,871	$—	$44,871

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$468	$—	$468
Capital expenditures incurred but not yet paid	12,030	—	12,030
Capitalization of stock compensation	195	(20)	175
Operating lease liabilities arising from obtaining right-of-use assets	1,694	—	1,694
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,596	$—	$44,596
Restricted cash, noncurrent	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$44,871	$—	$44,871
(1) Relates to adjustments related to ADJ 2.
(2) Relates to adjustments related to ADJ 4.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023
Restated Condensed Consolidated Balance Sheet
(In thousands, except share and per share amounts)

		As of September 30, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$99,617	$—	$99,617
Restricted cash		1,000	—	1,000
Marketable securities		39,487	—	39,487
Accounts receivable, net	ADJ 1	29,786	(2,445)	27,341
Inventory	ADJ 1	7,826	312	8,138
Current portion of contract assets	ADJ 1, ADJ 4	3,667	(460)	3,207
Current portion of commission asset		3,908	41	3,949
Prepaid expenses and other current assets	ADJ 1	16,500	5	16,505
Total current assets		201,791	(2,547)	199,244
Restricted cash, noncurrent		275	—	275
Contract assets, noncurrent	ADJ 4	496	126	622
Commission asset, noncurrent	ADJ 1	6,888	122	7,010
Property and equipment, net	ADJ 1, ADJ 4	93,995	221	94,216
Operating lease right-of-use assets		1,537	—	1,537
Other assets		1,483	—	1,483
Total assets		$306,465	$(2,078)	$304,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$13,887	$—	$13,887
Accrued expenses and other current liabilities		12,164	—	12,164
Current portion of deferred revenue	ADJ 1, ADJ 4	53,041	(6,335)	46,706
Current portion of operating lease liabilities		1,655	—	1,655
Total current liabilities		80,747	(6,335)	74,412
Deferred revenue, noncurrent	ADJ 4	19,478	5,642	25,120
Operating lease liabilities, noncurrent		133	—	133
Contingent earn-out liability		31,571	—	31,571
Contingently issuable common stock liability		6,952	—	6,952
Public warrant liability		11,469	—	11,469
Total liabilities		150,350	(693)	149,657
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		15	—	15
Additional paid-in capital	ADJ 4	437,683	490	438,173
Accumulated other comprehensive loss		(9)	—	(9)
Accumulated deficit		(281,574)	(1,875)	(283,449)
Stockholders’ equity		156,115	(1,385)	154,730
Total liabilities and stockholders’ equity		$306,465	$(2,078)	$304,387

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Current portion of contract assets: ADJ 1 = ($329), ADJ 4 = ($131)
Property and plant, net: ADJ 1 = $192, ADJ 4 = $29
Current portion of deferred revenue: ADJ 1 = ($688), ADJ 4 = ($5,647)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three and Six Months Ended June 30, 2023
Restated Condensed Consolidated Balance Sheet
(In thousands, except share and per share amounts)

		As of June 30, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$125,890	$—	$125,890
Restricted cash		1,000	—	1,000
Marketable securities		29,647	—	29,647
Accounts receivable, net	ADJ 1	32,393	(6,250)	26,143
Inventory	ADJ 1	5,032	658	5,690
Current portion of contract assets	ADJ 1	4,732	(253)	4,479
Current portion of commission asset	ADJ 1	3,648	34	3,682
Prepaid expenses and other current assets	ADJ 1	13,808	18	13,826
Total current assets		216,150	(5,793)	210,357
Restricted cash, noncurrent		275	—	275
Contract assets, noncurrent	ADJ 1	690	1	691
Commission asset, noncurrent	ADJ 1	6,649	102	6,751
Property and equipment, net	ADJ 1, ADJ 4	81,085	148	81,233
Operating lease right-of-use assets		1,241	—	1,241
Other assets		1,878	—	1,878
Total assets		$307,968	$(5,542)	$302,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$16,912	$—	$16,912
Accrued expenses and other current liabilities		10,821	—	10,821
Current portion of deferred revenue	ADJ 1, ADJ 4	39,366	(8,477)	30,889
Current portion of operating lease liabilities		1,130	—	1,130
Total current liabilities		68,229	(8,477)	59,752
Deferred revenue, noncurrent	ADJ 4	20,715	3,832	24,547
Operating lease liabilities, noncurrent		363	—	363
Contingent earn-out liability		45,649	—	45,649
Contingently issuable common stock liability		9,229	—	9,229
Public warrant liability		19,625	—	19,625
Total liabilities		163,810	(4,645)	159,165
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		15	—	15
Additional paid-in capital	ADJ 4	431,759	25	431,784
Accumulated other comprehensive loss		(43)	—	(43)
Accumulated deficit		(287,573)	(922)	(288,495)
Stockholders’ equity		144,158	(897)	143,261
Total liabilities and stockholders’ equity		$307,968	$(5,542)	$302,426
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net: ADJ 1 = $118, ADJ 4 = $30
Current portion of deferred revenue: ADJ 1 = ($4,645), ADJ 4 = ($3,832)
Restated Condensed Consolidated Statements of Operations and Comprehensive Loss Data
(In thousands, except share and per share amounts)

		Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ 1	$7,243	$(391)	$6,852	$15,997	$1,467	$17,464
Subscription revenue	ADJ 1, ADJ 4	7,964	(262)	7,702	14,430	(555)	13,875
Service revenue	ADJ 1, ADJ 4	3,905	(259)	3,646	6,691	(286)	6,405
License fee and other revenue	ADJ 1	713	(11)	702	1,288	(8)	1,280
Total revenue		19,825	(923)	18,902	38,406	618	39,024
Cost of revenue:
Cost of product revenue	ADJ 1, ADJ 4	7,722	(305)	7,417	18,300	1,479	19,779
Cost of subscription revenue	ADJ 1, ADJ 4	3,406	(121)	3,285	5,757	(138)	5,619
Cost of service revenue		1,014	—	1,014	1,597	—	1,597
Cost of license fee and other revenue		270	—	270	574	—	574
Total cost of revenue		12,412	(426)	11,986	26,228	1,341	27,569
Gross profit		7,413	(497)	6,916	12,178	(723)	11,455
Operating expenses:
Research and development	ADJ 4	6,395	(6)	6,389	11,784	—	11,784
Sales and marketing	ADJ 1, ADJ 4	13,613	(17)	13,596	26,417	(183)	26,234
General and administrative	ADJ 4	10,874	(9)	10,865	19,800	(7)	19,793
Loss from impairment of property and equipment		157	—	157	294	—	294
Total operating expenses		31,039	(32)	31,007	58,295	(190)	58,105
Loss from operations		(23,626)	(465)	(24,091)	(46,117)	(533)	(46,650)
Other income (expense), net:
Interest expense		—	—	—	(654)	—	(654)
Interest income		1,853	—	1,853	2,806	—	2,806
Other expense, net		(22)	—	(22)	(3)	—	(3)
Loss on extinguishment of debt		—	—	—	(626)	—	(626)
Change in fair value of contingent earn-out liability		(28,113)	—	(28,113)	(31,431)	—	(31,431)
Change in fair value of contingently issuable common stock liability		(5,095)	—	(5,095)	(5,837)	—	(5,837)
Change in fair value of public warrant liability		(11,751)	—	(11,751)	(13,501)	—	(13,501)
Total other income (expense), net		(43,128)	—	(43,128)	(49,246)	—	(49,246)
Net loss		$(66,754)	$(465)	$(67,219)	$(95,363)	$(533)	$(95,896)

Weighted average common shares outstanding – basic and diluted		148,882,160	—	148,882,160	147,664,534	—	147,664,534
Net loss per share - basic and diluted		$(0.45)	$—	$(0.45)	$(0.65)	$—	$(0.65)

Net loss		$(66,754)	$(465)	$(67,219)	$(95,363)	$(533)	$(95,896)
Other comprehensive loss
Cumulative translation adjustment		(17)	—	(17)	(33)	—	(33)
Total other comprehensive loss		(17)	—	(17)	(33)	—	(33)
Total comprehensive loss		$(66,771)	$(465)	$(67,236)	$(95,396)	$(533)	$(95,929)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Three months ended:
Subscription revenue: ADJ 1 = ($431), ADJ 4 = $169
Service revenue: ADJ 1 = ($90), ADJ 4 = ($169)
Cost of product revenue: ADJ 1 = ($304), ADJ 4 = ($1)
Cost of subscription revenue: ADJ 1 = ($83), ADJ 4 = ($38)
Sales and marketing: ADJ 1 = ($45), ADJ 4 = $28

Six months ended:
Subscription revenue: ADJ 1 = ($534), ADJ 4 = ($21)
Service revenue: ADJ 1 = ($307), ADJ 4 = $21
Cost of product revenue: ADJ 1 = $1,782, ADJ 4 = ($303)
Cost of subscription revenue: ADJ 1 = ($99) , ADJ 4 = ($39)
Sales and marketing: ADJ 1 = $40, ADJ 4 = ($223)
Restated Condensed Consolidated Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2023
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(95,363)	$(533)	$(95,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,087	(137)	3,950
Write-off of inventory and change in inventory reserve	337	(303)	34
Loss from impairment of property and equipment	294	—	294
Stock-based compensation	11,732	3	11,735
Non-cash interest expense	22	—	22
Amortization (accretion) of premium (discount) on marketable securities, net of change in accrued interest	(242)	—	(242)
Non-cash lease expense	432	—	432
Change in allowance for expected credit losses	173	—	173
Loss on extinguishment of debt	626	—	626
Change in fair value of earn-out liability	31,431	—	31,431
Change in fair value of contingently issuable common stock	5,837	—	5,837
Change in fair value of public warrant liability	13,501	—	13,501
Changes in operating assets and liabilities
Accounts receivable	(646)	769	123
Inventory	5,080	1,783	6,863
Commission assets	(1,258)	(318)	(1,576)
Contract assets	(1,184)	(242)	(1,426)
Other assets	(43)	—	(43)
Prepaid expenses and other current assets	580	125	705
Accounts payable	(7,409)	—	(7,409)
Deferred revenue	24,113	(1,147)	22,966
Accrued expenses and other current liabilities	(342)	—	(342)
Operating lease liability	(513)	—	(513)
Net cash used in operating activities	(8,755)	—	(8,755)
Cash flows from investing activities:
Development of internal-use software	(1,599)	—	(1,599)
Purchases of property and equipment	(33,173)	—	(33,173)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from sale of property and equipment	60	—	60
Purchases of marketable securities	(29,405)	—	(29,405)
Net cash used in investing activities	(64,117)	—	(64,117)
Cash flows from financing activities:
Proceeds from exercise of stock options	344	—	344
Proceeds from long-term debt	1,876	—	1,876
Repayment of principal on long-term debt	(31,876)	—	(31,876)
Payment of debt issuance costs and prepayment penalty	(332)	—	(332)
Net cash used in financing activities	(29,988)	—	(29,988)
Effect of exchange rate changes on cash and cash equivalents	(33)	—	(33)
Net decrease in cash, cash equivalents and restricted cash	(102,893)	—	(102,893)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	230,058	—	230,058
Cash, cash equivalents and restricted cash at end of period	$127,165	$—	$127,165
Supplemental disclosure of cash flow information
Cash paid for interest	$710	$—	$710
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$191	$—	$191
Capital expenditures incurred but not yet paid	13,572	—	13,572
Capitalization of stock compensation	218	—	218
Finback exercise price	348	—	348
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$125,890	$—	$125,890
Restricted cash	1,000	—	1,000
Restricted cash, noncurrent	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$127,165	$—	$127,165

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2023
Restated Condensed Consolidated Balance Sheet
(In thousands, except share and per share amounts)

		As of March 31, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$180,996	$—	$180,996
Restricted cash		1,000	—	1,000
Accounts receivable, net	ADJ 1	23,156	(1,254)	21,902
Inventory	ADJ 1	8,816	355	9,171
Current portion of contract assets	ADJ 1	3,265	(81)	3,184
Current portion of commission asset	ADJ 1	3,293	26	3,319
Prepaid expenses and other current assets	ADJ 1	14,413	5	14,418
Total current assets		234,939	(949)	233,990
Restricted cash, noncurrent		275	—	275
Contract assets, noncurrent	ADJ 1	715	1	716
Commission asset, noncurrent	ADJ 1	6,390	77	6,467
Property and equipment, net	ADJ 1, ADJ 4	59,789	27	59,816
Operating lease right-of-use assets		1,459	—	1,459
Other assets		1,965	—	1,965
Total assets		$305,532	$(844)	$304,688

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$19,192	$—	$19,192
Accrued expenses and other current liabilities		6,477	—	6,477
Current portion of deferred revenue	ADJ 1	23,977	(400)	23,577
Current portion of operating lease liabilities		1,122	—	1,122
Total current liabilities		50,768	(400)	50,368
Deferred revenue, noncurrent		20,748	—	20,748
Operating lease liabilities, noncurrent		630	—	630
Contingent earn-out liability		17,536	—	17,536
Contingently issuable common stock liability		4,134	—	4,134
Public warrant liability		7,874	—	7,874
Total liabilities		101,690	(400)	101,290
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		15	—	15
Additional paid-in capital	ADJ 4	424,672	13	424,685
Accumulated other comprehensive loss		(26)	—	(26)
Accumulated deficit		(220,819)	(457)	(221,276)
Stockholders’ equity		203,842	(444)	203,398
Total liabilities and stockholders’ equity		$305,532	$(844)	$304,688
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Property and equipment, net: ADJ 1 = $35, ADJ 4 = ($8)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated Condensed Consolidated Statement of Operations and Comprehensive Loss Data
(In thousands, except share and per share amounts)

		Three Months Ended March 31, 2023
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ 1	$8,754	$1,858	$10,612
Subscription revenue	ADJ 1, ADJ 4	6,466	(293)	6,173
Service revenue	ADJ 1, ADJ 4	2,786	(27)	2,759
License fee and other revenue	ADJ 1	575	3	578
Total revenue		18,581	1,541	20,122
Cost of revenue:
Cost of product revenue	ADJ 1, ADJ 4	10,578	1,784	12,362
Cost of subscription revenue	ADJ 1, ADJ 4	2,351	(17)	2,334
Cost of service revenue		583	—	583
Cost of license fee and other revenue		304	—	304
Total cost of revenue		13,816	1,767	15,583
Gross profit		4,765	(226)	4,539
Operating expenses:
Research and development	ADJ 4	5,389	6	5,395
Sales and marketing	ADJ 1, ADJ 4	12,804	(166)	12,638
General and administrative	ADJ 4	8,926	2	8,928
Loss from impairment of property and equipment		137	—	137
Total operating expenses		27,256	(158)	27,098
Loss from operations		(22,491)	(68)	(22,559)
Other income (expense), net:
Interest expense		(654)	—	(654)
Interest income		953	—	953
Other income, net		19	—	19
Loss on extinguishment of debt		(626)	—	(626)
Change in fair value of contingent earn-out liability		(3,318)	—	(3,318)
Change in fair value of contingently issuable common stock liability		(742)	—	(742)
Change in fair value of public warrant liability		(1,750)	—	(1,750)
Total other income (expense), net		(6,118)	—	(6,118)
Net loss		$(28,609)	$(68)	$(28,677)

Weighted average common shares outstanding – basic and diluted		146,433,378	—	146,433,378
Net loss per share - basic and diluted		$(0.20)	$—	$(0.20)

Net loss		$(28,609)	$(68)	$(28,677)
Other comprehensive loss
Cumulative translation adjustment		(16)	—	(16)
Total other comprehensive loss		(16)	—	(16)
Total comprehensive loss		$(28,625)	$(68)	$(28,693)
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
Subscription revenue: ADJ 1 = ($103), ADJ 4 = ($190)
Service revenue: ADJ 1 = ($217), ADJ 4 = $190
Cost of product revenue: ADJ 1 = $2,086, ADJ 4 = ($302)
Cost of subscription revenue: ADJ 1 = ($16), ADJ 4 = ($1)
Sales and marketing: ADJ 1 = $85, ADJ 4 = ($251)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated Condensed Consolidated Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2023
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(28,609)	$(68)	$(28,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,815	(17)	1,798
Write-off of inventory and change in inventory reserve	214	(303)	(89)
Loss from impairment of property and equipment	137	—	137
Stock-based compensation	5,043	(9)	5,034
Non-cash interest expense	22	—	22
Non-cash lease expense	214	—	214
Change in allowance for expected credit losses	124	—	124
Loss on extinguishment of debt	626	—	626
Change in fair value of earn-out liability	3,318	—	3,318
Change in fair value of contingently issuable common stock	742	—	742
Change in fair value of public warrant liability	1,750	—	1,750
Changes in operating assets and liabilities
Accounts receivable	8,640	(4,227)	4,413
Inventory	1,418	2,086	3,504
Commission assets	(644)	(285)	(929)
Contract assets	258	(414)	(156)
Other assets	(130)	—	(130)
Prepaid expenses and other current assets	(25)	138	113
Accounts payable	(2,213)	—	(2,213)
Deferred revenue	8,757	3,099	11,856
Accrued expenses and other current liabilities	(4,637)	—	(4,637)
Operating lease liability	(254)	—	(254)
Net cash used in operating activities	(3,434)	—	(3,434)
Cash flows from investing activities:
Development of internal-use software	(733)	—	(733)
Purchases of property and equipment	(13,365)	—	(13,365)
Proceeds from sale of property and equipment	60	—	60
Net cash used in investing activities	(14,038)	—	(14,038)
Cash flows from financing activities:
Proceeds from exercise of stock options	33	—	33
Proceeds from long-term debt	1,876	—	1,876
Repayment of principal on long-term debt	(31,876)	—	(31,876)
Payment of debt issuance costs and prepayment penalty	(332)	—	(332)
Net cash used in financing activities	(30,299)	—	(30,299)
Effect of exchange rate changes on cash and cash equivalents	(16)	—	(16)
Net decrease in cash, cash equivalents and restricted cash	(47,787)	—	(47,787)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	230,058	—	230,058
Cash, cash equivalents and restricted cash at end of period	$182,271	$—	$182,271
Supplemental disclosure of cash flow information

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for interest	$710	$—	$710
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$191	$—	$191
Capital expenditures incurred but not yet paid	10,648	—	10,648
Capitalization of stock compensation	91	—	91
Finback exercise price	348	—	348
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$180,996	$—	$180,996
Restricted cash	1,000	—	1,000
Restricted cash, noncurrent	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$182,271	$—	$182,271

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three and Nine Months Ended September 30, 2022
Restated Condensed Consolidated Balance Sheet
(In thousands, except share and per share amounts)

		As of September 30, 2022
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$218,499	$—	$218,499
Restricted cash		400	—	400
Accounts receivable, net	ADJ 1	21,199	1,442	22,641
Inventory	ADJ 1, ADJ 4	6,732	(104)	6,628
Current portion of contract assets	ADJ 1	5,291	(1,975)	3,316
Current portion of commission asset	ADJ 1	2,413	4	2,417
Prepaid expenses and other current assets	ADJ 1	20,223	13	20,236
Total current assets		274,757	(620)	274,137
Restricted cash, noncurrent		275	—	275
Contract assets, noncurrent	ADJ 1	1,524	(27)	1,497
Commission asset, noncurrent	ADJ 1	4,607	11	4,618
Property and equipment, net	ADJ 1, ADJ 4	40,532	5	40,537
Operating lease right-of-use assets		1,882	—	1,882
Other assets		2,045	—	2,045
Total assets		$325,622	$(631)	$324,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$11,139	$—	$11,139
Accrued expenses and other current liabilities	ADJ 4	8,884	106	8,990
Current portion of deferred revenue	ADJ 1	15,852	(177)	15,675
Current portion of long-term debt		4,000	—	4,000
Current portion of operating lease liabilities		1,106	—	1,106
Total current liabilities		40,981	(71)	40,910
Deferred revenue, noncurrent		9,234	—	9,234
Long-term debt, noncurrent		4,959	—	4,959
Operating lease liabilities, noncurrent		1,147	—	1,147
Contingent earn-out liability		11,452	—	11,452
Contingently issuable common stock liability		2,735	—	2,735
Public warrant liability		6,733	—	6,733
Total liabilities		77,241	(71)	77,170
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		14	—	14
Additional paid-in capital		412,238	—	412,238
Accumulated other comprehensive loss		35	—	35
Accumulated deficit		(163,906)	(560)	(164,466)
Stockholders’ equity		248,381	(560)	247,821
Total liabilities and stockholders’ equity		$325,622	$(631)	$324,991

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Inventory: ADJ 1 = $284, ADJ 4 = ($388)
Property and equipment, net: ADJ 1 = $14, ADJ 4 = ($9)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated Condensed Consolidated Statements of Operations and Comprehensive Loss Data
(In thousands, except share and per share amounts)

		Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Adj. Reference(a)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ 1	$9,839	$(232)	$9,607	$19,179	$(214)	$18,965
Subscription revenue	ADJ 1, ADJ 4	5,198	(93)	5,105	12,208	(327)	11,881
Service revenue	ADJ 1, ADJ 4	1,190	113	1,303	2,237	174	2,411
License fee and other revenue	ADJ 1	303	(22)	281	686	(16)	670
Total revenue		16,530	(234)	16,296	34,310	(383)	33,927
Cost of revenue:
Cost of product revenue	ADJ 1, ADJ 4	12,960	104	13,064	23,513	104	23,617
Cost of subscription revenue	ADJ 1, ADJ 4	2,207	(30)	2,177	5,730	(4)	5,726
Cost of service revenue		500	—	500	1,652	—	1,652
Cost of license fee and other revenue		638	—	638	1,740	—	1,740
Total cost of revenue		16,305	74	16,379	32,635	100	32,735
Gross profit		225	(308)	(83)	1,675	(483)	1,192
Operating expenses:
Research and development	ADJ 4	5,616	(434)	5,182	13,947	(216)	13,731
Sales and marketing	ADJ 1, ADJ 4	11,746	223	11,969	33,169	77	33,246
General and administrative	ADJ 4	8,839	254	9,093	29,268	216	29,484
Loss from impairment of property and equipment	ADJ 4	626	(437)	189	1,038	—	1,038
Total operating expenses		26,827	(394)	26,433	77,422	77	77,499
Loss from operations		(26,602)	86	(26,516)	(75,747)	(560)	(76,307)
Other income (expense), net:
Interest expense		(188)	—	(188)	(489)	—	(489)
Interest income		1,052	—	1,052	1,611	—	1,611
Other expense, net		(57)	—	(57)	(57)	—	(57)
Change in fair value of contingent earn-out liability		7,245	—	7,245	9,754	—	9,754
Change in fair value of contingently issuable common stock liability		1,081	—	1,081	2,529	—	2,529
Change in fair value of public warrant liability		(1,146)	—	(1,146)	4,297	—	4,297
Total other income (expense), net		7,987	—	7,987	17,645	—	17,645
Net loss		$(18,615)	$86	$(18,529)	$(58,102)	$(560)	$(58,662)

Weighted average common shares outstanding – basic and diluted		144,117,273	—	144,117,273	143,522,555	—	143,522,555
Net loss per share - basic and diluted		$(0.13)	$—	$(0.13)	$(0.40)	$(0.01)	$(0.41)

Net loss		$(18,615)	$86	$(18,529)	$(58,102)	$(560)	$(58,662)
Other comprehensive loss
Cumulative translation adjustment		45	—	45	35	—	35
Total other comprehensive loss		45	—	45	35	—	35
Total comprehensive loss		$(18,570)	$86	$(18,484)	$(58,067)	$(560)	$(58,627)
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Three months ended:
Subscription revenue: ADJ 1 = $100, ADJ 4 = ($193)
Service revenue: ADJ 1 = ($80), ADJ 4 = $193

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of product revenue: ADJ 1 = ($284), ADJ 4 = $388
Cost of subscription revenue: ADJ 1 = $1, ADJ 4 = ($31)
Sales and marketing: ADJ 1 = ($28), ADJ 4 = $251

Nine months ended:
Subscription revenue: ADJ 1 = ($73), ADJ 4 = ($254)
Service revenue: ADJ 1 = ($80), ADJ 4 = $254
Cost of product revenue: ADJ 1 = ($284), ADJ 4 = $388
Cost of subscription revenue: ADJ 1 = ($13) , ADJ 4 = $9
Sales and marketing: ADJ 1 = ($29), ADJ 4 = $106

Restated Condensed Consolidated Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2022
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(58,102)	$(560)	$(58,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,782	(17)	3,765
Write-off of inventory and change in inventory reserve	559	—	559
Adjustment to property and equipment for sales type leases	(625)	—	(625)
Loss from impairment of property and equipment	1,038	—	1,038
Stock-based compensation	15,513	106	15,619
Non-cash interest expense	14	—	14
Non-cash lease expense	602	—	602
Change in allowance for expected credit losses	100	—	100
Change in fair value of earn-out liability	(9,754)	—	(9,754)
Change in fair value of contingently issuable common stock	(2,529)	—	(2,529)
Change in fair value of public warrant liability	(4,297)	—	(4,297)
Changes in operating assets and liabilities
Accounts receivable	(14,822)	(1,442)	(16,264)
Inventory	(4,401)	104	(4,297)
Commission assets	(1,656)	(15)	(1,671)
Contract assets	(1,938)	2,002	64
Other assets	(629)	—	(629)
Prepaid expenses and other current assets	(9,009)	(13)	(9,022)
Accounts payable	2,177	—	2,177
Deferred revenue	16,005	(177)	15,828
Accrued expenses and other current liabilities	(750)	—	(750)
Operating lease liability	(699)	—	(699)
Net cash used in operating activities	(69,421)	(12)	(69,433)
Cash flows from investing activities:
Development of internal-use software	(1,936)	—	(1,936)
Purchases of property and equipment(1)	(17,554)	12	(17,542)
Proceeds from sale of property and equipment	312	—	312
Net cash used in investing activities	(19,178)	12	(19,166)
Cash flows from financing activities:
Proceeds from exercise of stock options	571	—	571
Repayment of principal on long-term debt	(1,000)	—	(1,000)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net cash used in financing activities	(429)	—	(429)
Effect of exchange rate changes on cash and cash equivalents	35	—	35
Net decrease in cash, cash equivalents and restricted cash	(88,993)	—	(88,993)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	—	308,167
Cash, cash equivalents and restricted cash at end of period	$219,174	$—	$219,174
Supplemental disclosure of cash flow information
Cash paid for interest	$478	$—	$478
Supplemental disclosure of non-cash activities
Capital expenditures incurred but not yet paid	5,935	—	5,935
Capitalization of stock compensation	90	—	90
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$218,499	$—	$218,499
Restricted cash	400	—	400
Restricted cash, noncurrent	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$219,174	$—	$219,174
(1) Relates to adjustments related to ADJ 4.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three and Six Months Ended June 30, 2022
Restated Condensed Consolidated Balance Sheet
(In thousands, except share and per share amounts)

		As of June 30, 2022
	Adj. Reference(a)	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents		$242,691	$—	$242,691
Restricted cash		400	—	400
Accounts receivable, net	ADJ 1, ADJ 4	12,183	687	12,870
Inventory		6,010	—	6,010
Current portion of contract assets	ADJ 1, ADJ 4	3,070	(947)	2,123
Current portion of commission asset		2,079	—	2,079
Prepaid expenses and other current assets		20,920	—	20,920
Total current assets		287,353	(260)	287,093
Restricted cash, noncurrent		275	—	275
Contract assets, noncurrent		3,159	—	3,159
Commission asset, noncurrent	ADJ 1	3,624	2	3,626
Property and equipment, net	ADJ 1, ADJ 4	34,379	(463)	33,916
Operating lease right-of-use assets		2,092	—	2,092
Other assets		2,172	—	2,172
Total assets		$333,054	$(721)	$332,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$9,427	$—	$9,427
Accrued expenses and other current liabilities	ADJ 4	7,759	35	7,794
Current portion of deferred revenue	ADJ 1	10,782	(110)	10,672
Current portion of long-term debt		4,000	—	4,000
Current portion of operating lease liabilities		1,097	—	1,097
Total current liabilities		33,065	(75)	32,990
Deferred revenue, noncurrent		4,330	—	4,330
Long-term debt, noncurrent		5,955	—	5,955
Operating lease liabilities, noncurrent		1,398	—	1,398
Contingent earn-out liability		18,697	—	18,697
Contingently issuable common stock liability		3,816	—	3,816
Public warrant liability		5,587	—	5,587
Total liabilities		72,848	(75)	72,773
Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock		—	—	—
Common stock		14	—	14
Additional paid-in capital		405,493	—	405,493
Accumulated other comprehensive loss		(10)	—	(10)
Accumulated deficit		(145,291)	(646)	(145,937)
Stockholders’ equity		260,206	(646)	259,560
Total liabilities and stockholders’ equity		$333,054	$(721)	$332,333

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Accounts receivable, net: ADJ 1 = ($130), ADJ 4 = $817
Current portion of contract assets: ADJ 1 = ($130), ADJ 4 = ($817)
Property and equipment, net: ADJ 1 = $14, ADJ 4 = ($477)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated Condensed Consolidated Statements of Operations and Comprehensive Loss Data
(In thousands, except share and per share amounts)

		Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Adj. Reference(a)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue:
Product revenue	ADJ 1	$4,146	$18	$4,164	$9,340	$18	$9,358
Subscription revenue	ADJ 1, ADJ 4	4,006	(234)	3,772	7,010	(234)	6,776
Service revenue	ADJ 4	721	61	782	1,047	61	1,108
License fee and other revenue	ADJ 1	197	6	203	383	6	389
Total revenue		9,070	(149)	8,921	17,780	(149)	17,631
Cost of revenue:
Cost of product revenue		5,347	—	5,347	10,553	—	10,553
Cost of subscription revenue	ADJ 1, ADJ 4	1,981	26	2,007	3,523	26	3,549
Cost of service revenue		467	—	467	1,152	—	1,152
Cost of license fee and other revenue		722	—	722	1,102	—	1,102
Total cost of revenue		8,517	26	8,543	16,330	26	16,356
Gross profit		553	(175)	378	1,450	(175)	1,275
Operating expenses:
Research and development	ADJ 4	4,156	218	4,374	8,331	218	8,549
Sales and marketing	ADJ 1, ADJ 4	11,751	(146)	11,605	21,423	(146)	21,277
General and administrative	ADJ 4	9,612	(38)	9,574	20,429	(38)	20,391
Loss from impairment of property and equipment	ADJ 4	316	437	753	412	437	849
Total operating expenses		25,835	471	26,306	50,595	471	51,066
Loss from operations		(25,282)	(646)	(25,928)	(49,145)	(646)	(49,791)
Other income (expense), net:
Interest expense		(159)	—	(159)	(301)	—	(301)
Interest income		491	—	491	559	—	559
Change in fair value of contingent earn-out liability		(569)	—	(569)	2,509	—	2,509
Change in fair value of contingently issuable common stock liability		(24)	—	(24)	1,448	—	1,448
Change in fair value of public warrant liability		(143)	—	(143)	5,443	—	5,443
Total other income (expense), net		(404)	—	(404)	9,658	—	9,658
Loss before income taxes		(25,686)	(646)	(26,332)	(39,487)	(646)	(40,133)
Net loss		$(25,686)	$(646)	$(26,332)	$(39,487)	$(646)	$(40,133)

Weighted average common shares outstanding – basic and diluted		143,552,032	—	143,552,032	143,220,268	—	143,220,268
Net loss per share - basic and diluted		$(0.18)	$—	$(0.18)	$(0.28)	$—	$(0.28)

Net loss		$(25,686)	$(646)	$(26,332)	$(39,487)	$(646)	$(40,133)
Other comprehensive loss
Cumulative translation adjustment		(10)	—	(10)	(10)	—	(10)
Total other comprehensive loss		(10)	—	(10)	(10)	—	(10)
Total comprehensive loss		$(25,696)	$(646)	$(26,342)	$(39,497)	$(646)	$(40,143)
(a) Category references are described in Note 2. Restatement of Financial Statements. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:

Subscription revenue: ADJ 1 = ($173), ADJ 4 = ($61)
Cost of subscription revenue: ADJ 1 = ($14), ADJ 4 = $40
Sales and marketing: ADJ 1 = ($1), ADJ 4 = ($145)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated Condensed Consolidated Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2022
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(39,487)	$(646)	$(40,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,350	(17)	2,333
Write-off of inventory and change in inventory reserve	425	—	425
Adjustment to property and equipment for sales type leases	(625)	—	(625)
Loss from impairment of property and equipment	412	437	849
Stock-based compensation	8,988	35	9,023
Non-cash interest expense	10	—	10
Non-cash lease expense	392	—	392
Change in allowance for expected credit losses	80	—	80
Change in fair value of earn-out liability	(2,509)	—	(2,509)
Change in fair value of contingently issuable common stock	(1,448)	—	(1,448)
Change in fair value of public warrant liability	(5,443)	—	(5,443)
Changes in operating assets and liabilities
Accounts receivable	(5,786)	(687)	(6,473)
Inventory	(3,545)	—	(3,545)
Commission assets	(339)	(2)	(341)
Contract assets	(1,352)	947	(405)
Other assets	(756)	—	(756)
Prepaid expenses and other current assets	(9,707)	—	(9,707)
Accounts payable	2,147	—	2,147
Deferred revenue	6,031	(110)	5,921
Accrued expenses and other current liabilities	(1,876)	1	(1,875)
Operating lease liability	(457)	—	(457)
Net cash used in operating activities	(52,495)	(42)	(52,537)
Cash flows from investing activities:
Development of internal-use software	(1,301)	—	(1,301)
Purchases of property and equipment(1)	(11,379)	42	(11,337)
Net cash used in investing activities	(12,680)	42	(12,638)
Cash flows from financing activities:
Proceeds from exercise of stock options	384	—	384
Net cash provided by financing activities	384	—	384
Effect of exchange rate changes on cash and cash equivalents	(10)	—	(10)
Net decrease in cash, cash equivalents and restricted cash	(64,801)	—	(64,801)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	308,167	—	308,167
Cash, cash equivalents and restricted cash at end of period	$243,366	$—	$243,366
Supplemental disclosure of cash flow information
Cash paid for interest	$277	$—	$277
Supplemental disclosure of non-cash activities
Capital expenditures incurred but not yet paid	4,256	—	4,256
Capitalization of stock compensation	57	—	57

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$242,691	$—	$242,691
Restricted cash	400	—	400
Restricted cash, noncurrent	275	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$243,366	$—	$243,366
(1) Relates to adjustments related to ADJ 4.
24. Subsequent Events
In January 2025, the Company implemented a Board-approved reduction in force affecting 40 members of its workforce. This action is part of the Company’s initiative to increase its annualized run rate cash savings as the Company seeks further flexibility to pursue its investment strategy with certain growth opportunities.
The Company incurred pre-tax charges of $2.7 million for the reduction in force, substantially all of which was incurred in the first quarter of 2025. These charges consist of one-time termination charges arising from severance obligations of approximately $2.0 million, extended eligibility for the vesting of certain equity awards originally scheduled to vest on or before March 1, 2025, resulting in incremental non-cash expense of $0.5 million and other customary employee benefit payments in connection with a reduction in force of $0.2 million. Substantially all severance and related payments to affected individuals were completed by March 2025, with the exception of three employees who are subject to a continuous payment through July 2025 under the Company's Severance And Change In Control Plan.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting as described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an assessment as of December 31, 2024 of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses described below.
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
The material weaknesses in the control environment, including the lack of a sufficient complement of personnel, risk assessment, and information and communication components of internal control, as well as the material weakness related to revenue control activities resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the consolidated annual financial statements for the year-ended December 31, 2024, and the quarterly period ended September 30, 2024, that were recorded prior to the issuance of those financial statements.
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
•the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; and
•adjustments and certain immaterial misstatements in the consolidated financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earn-out liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract assets, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales, and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020, 2021, 2022, 2023, and 2024; as well as certain quarterly periods within those years.
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
• We continue to make investments in our technology platforms including enhancing our financial and human resources systems to further automate processes and reduce the risk of manual errors; and
•We are continuing to assess the need for new systems for which IT general controls will be designed and implemented.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the section entitled “Proposal 1 - Election of Directors,” “Corporate Governance,” “Committees of the Board- Audit Committee,” and "Executive Officers” in the Proxy Statement. We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement in a section entitled “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION
The information required by this item is incorporated by reference to the section entitled “Executive Compensation” and “Corporate Governance - Director Compensation” in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
The information required by this item is incorporated by reference to the section entitled “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees and Other Matters” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
See "Index to Consolidated Financial Statements" included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(a)(3) Exhibits.
The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger dated as of March 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.1	March 8, 2021
2.2	First Amendment to Agreement and Plan of Merger dated June 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.2	July 22, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	Form 10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws.	Form 8-K	001-39417	3.1	January 31, 2024
4.1	Specimen Warrant Certificate of the Registrant	Form S-1/A	333-233299	4.3	July 27, 2020
4.2	Warrant Agreement, dated July 30, 2020, by and between Continental Stock Transfer & Trust Company and NewHold Investment Corp.	Form S-1/A	333-233299	4.4	July 27, 2020
4.3	Description of registered securities	Form 10-K	001-39417	4.4	March 28, 2022
10.1	Letter Agreement, dated March 5, 2021, by and among NewHold Industrial Technology Holdings LLC, Evolv Technologies, Inc., NewHold Investment Corp. and certain other parties thereto.	Form 8-K	001-39417	10.2	March 8, 2021
10.2	Stockholder Agreement dated as of March 5, 2021 by and between NewHold Investment Corp. and Motorola Solutions, Inc.	Form 8-K	001-39417	10.4	March 8, 2021
10.3#	Form of Indemnification Agreement.	Form S-4/A	333-255017	10.10	June 9, 2021

10.4#	Offer Letter between Evolv Technologies Holdings, Inc. and John Kedzierski	Form S-4/A	333-255017	10.1	December 9, 2024
10.5#	Executive Employment Agreement between Evolv Technologies, Inc. and Anil R. Chitkara.	Form S-4/A	333-255017	10.12	June 9, 2021
10.6#	Evolv Technologies Holdings, Inc. 2021 Incentive Award Plan.	Form S-8	333-259961	99.1	September 21, 2021
10.7#	Evolv Technologies Holdings, Inc. 2021 Employee Stock Purchase Plan.	Form S-8	333-259961	99.2	September 21, 2021
10.8#	Amended and Restated Registration Rights Agreement by and among NewHold, Evolv and certain stockholders.	Form 10-K	001-39417	10.9	March 24, 2023
10.9#	Form of Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 15, 2021
10.10#	Form of Option Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 9, 2022
10.11#	Evolv Technologies, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.	Form S-8	333-259961	99.3	September 21, 2021
10.12#	Evolv Technologies Holdings, Inc. Executive Officer Performance Bonus Plan	Form 8-K	001-39417	10.1	March 2, 2023
10.13#	Evolv Technologies Holdings, Inc. Severance and Change in Control Plan	Form 8-K	001-39417	10.1	October 31, 2022
10.14#	Amended Non-Employee Director Compensation Policy	Form 10-Q	001-39417	10.1	November 9, 2023
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries.					*
23.1	Consent of PricewaterhouseCoopers LLP.					*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97#	Executive Officer Compensation Recovery Policy					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLV TECHNOLOGIES HOLDINGS, INC.

Date: April 28, 2025	By:	/s/ David Rawden
David Rawden
Interim Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Kedzierski	President, Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2025
John Kedzierski

/s/ David Rawden	Interim Chief Financial Officer	April 28, 2025
David Rawden

/s/ Neil Glat	Chairman of the Board	April 28, 2025
Neil Glat

/s/ Kevin Charlton	Director	April 28, 2025
Kevin Charlton

/s/ Michael Ellenbogen	Director	April 28, 2025
Michael Ellenbogen

/s/ David Mounts Gonzales	Director	April 28, 2025
David Mounts Gonzales

/s/ Rajan Naik	Director	April 28, 2025
Rajan Naik

/s/ Richard Shapiro	Director	April 28, 2025
Richard Shapiro

/s/ Kimberly Sheehy	Director	April 28, 2025
Kimberly Sheehy

/s/ Mark Sullivan	Director	April 28, 2025
Mark Sullivan

/s/ Bilal Zuberi	Director	April 28, 2025
Bilal Zuberi