Form 10-Q
period 2025-03-31
Evolv Technologies Holdings, Inc.
filed 2025-05-20
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 16, 2025, there were 163,996,255 shares of Class A common stock, par value $0.0001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as any such factors may be updated from time to time in its other filings with the Securities and Exchange Act (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$25,089	$37,015
Marketable securities	9,931	14,927
Accounts receivable, net of allowance for expected credit losses of $775 and $734 as of March 31, 2025 and December 31, 2024, respectively	34,475	28,392
Inventory	10,056	16,963
Current portion of contract assets	905	799
Current portion of commission asset	5,355	5,429
Prepaid expenses and other current assets	17,958	17,921
Total current assets	103,769	121,446
Contract assets, noncurrent	872	657
Commission asset, noncurrent	7,438	7,567
Property and equipment, net	129,681	123,661
Operating lease right-of-use assets	13,569	13,993
Other assets	653	735
Total assets	$255,982	$268,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,115	$10,492
Accrued expenses and other current liabilities	19,378	19,508
Current portion of deferred revenue	65,489	64,506
Current portion of operating lease liabilities	2,416	2,203
Total current liabilities	94,398	96,709
Deferred revenue, noncurrent	19,783	20,266
Operating lease liabilities, noncurrent	11,983	12,326
Contingent earn-out liability	3,833	12,809
Contingently issuable common stock liability	2,348	4,001
Public warrant liability	2,576	4,297
Total liabilities	134,921	150,408
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 163,273,142 and 159,602,069 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	477,476	472,331
Accumulated other comprehensive loss	(78)	(32)
Accumulated deficit	(356,353)	(354,664)
Stockholders’ equity	121,061	117,651
Total liabilities and stockholders’ equity	$255,982	$268,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
		(As Restated)
Revenue:
Product revenue	$2,322	$1,491
Subscription revenue	19,237	14,219
Service revenue	6,730	5,252
License fee and other revenue	3,718	1,219
Total revenue *	32,007	22,181
Cost of revenue:
Cost of product revenue	3,184	3,114
Cost of subscription revenue	7,896	5,585
Cost of service revenue	1,705	1,198
Cost of license fee and other revenue	72	129
Total cost of revenue	12,857	10,026
Gross profit	19,150	12,155
Operating expenses:
Research and development	4,862	6,396
Sales and marketing	11,043	15,859
General and administrative	14,972	11,806
Restructuring costs	2,662	—
Total operating expenses	33,539	34,061
Loss from operations	(14,389)	(21,906)
Other income, net:
Interest expense	(1)	—
Interest income	389	1,085
Other income (expense), net	25	(28)
Change in fair value of contingent earn-out liability	8,976	6,899
Change in fair value of contingently issuable common stock liability	1,653	527
Change in fair value of public warrant liability	1,721	2,151
Total other income, net	12,763	10,634
Loss before income taxes	(1,626)	(11,272)
Provision for income taxes	(63)	—
Net loss	$(1,689)	$(11,272)

Weighted average common shares outstanding – basic and diluted	160,808,391	153,076,719
Net loss per share - basic and diluted	$(0.01)	$(0.07)

Net loss	$(1,689)	$(11,272)
Other comprehensive (loss) income
Cumulative translation adjustment	(46)	3
Total other comprehensive (loss) income	(46)	3
Total comprehensive loss	$(1,735)	$(11,269)
*Includes related party revenue of $1.9 million for the three months ended March 31, 2024. There was no related party revenue for three months ended March 31, 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	159,602,069	$16	$472,331	$(32)	$(354,664)	$117,651
Issuance of common stock upon net exercise of stock options	281,709	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	3,389,364	—	—	—	—	—
Stock-based compensation cost	—	—	5,125	—	—	5,125
Cumulative translation adjustment	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(1,689)	(1,689)
Balances at March 31, 2025	163,273,142	$16	$477,476	$(78)	$(356,353)	$121,061

Balances at December 31, 2023 (as restated)	151,310,080	$15	$444,825	$(53)	$(300,647)	$144,140
Issuance of common stock upon net exercise of stock options	519,089	1	301	—	—	302
Issuance of common stock upon vesting of restricted stock units	3,527,778	—	—	—	—	—
Stock-based compensation cost	—	—	6,605	—	—	6,605
Cumulative translation adjustment	—	—	—	3	—	3
Net loss (as restated)	—	—	—	—	(11,272)	(11,272)
Balances at March 31, 2024 (as restated)	155,356,947	$16	$451,731	$(50)	$(311,919)	$139,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net loss	$(1,689)	$(11,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,530	3,457
Write-off of inventory and change in inventory reserve	2	1,059
Loss on disposal of property and equipment	321	—
Stock-based compensation	4,879	6,430
Amortization of premium on marketable securities, net of change in accrued interest	71	200
Non-cash lease expense	424	354
Change in allowance for expected credit losses	41	(267)
Change in fair value of earn-out liability	(8,976)	(6,899)
Change in fair value of contingently issuable common stock	(1,653)	(527)
Change in fair value of public warrant liability	(1,721)	(2,151)
Changes in operating assets and liabilities
Accounts receivable	(6,124)	2,157
Inventory	7,172	(1,760)
Commission assets	203	(89)
Contract assets	(321)	280
Other assets	82	203
Prepaid expenses and other current assets	(3,859)	(3,738)
Accounts payable	2,780	(695)
Deferred revenue	500	(558)
Accrued expenses and other current liabilities	(71)	(1,943)
Operating lease liability	(130)	(392)
Net cash used in operating activities	(2,539)	(16,151)
Cash flows from investing activities:
Development of internal-use software	(1,556)	(1,567)
Purchases of property and equipment	(12,730)	(19,827)
Purchases of marketable securities	(9,875)	(14,567)
Proceeds from maturities of marketable securities	14,800	29,241
Net cash used in investing activities	(9,361)	(6,720)
Cash flows from financing activities:
Proceeds from exercise of stock options	20	302
Net cash provided by financing activities	20	302
Effect of exchange rate changes on cash and cash equivalents	(46)	3
Net decrease in cash, cash equivalents and restricted cash	(11,926)	(22,566)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	37,015	67,437
Cash, cash equivalents and restricted cash at end of period	$25,089	$44,871
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$564	$468
Capital expenditures incurred but not yet paid	3,098	12,030
Capitalization of stock compensation	247	175
Operating lease liabilities arising from obtaining right-of-use assets	—	1,694
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,089	$44,596
Restricted cash, noncurrent	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$25,089	$44,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of the Business and Basis of Presentation
Evolv Technologies Holdings, Inc. (the “Company”), a Delaware corporation, is a leading security technology company with products designed to transform human security to make a safer, faster, and better experience for the world's most iconic venues and companies as well as schools, hospitals, and public spaces, using industry leading artificial intelligence (AI)-powered screening and analytics.
The Company recently launched a new product offering, Evolv eXpedite™, an autonomous AI-based weapons detection system for bags. This new offering, as well as existing products such as Evolv Express®, are designed to be integrated layers for detection as part of a unified Evolv Safer Experience System™. These products and their associated services are designed to capture valuable visitor data customers can leverage to inform their security operations, while providing end-users with an approachable and non-intrusive security experience. The Company is headquartered in Waltham, Massachusetts.

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
Liquidity and capital resources
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of March 31, 2025, the Company had $35.0 million in cash, cash equivalents, and marketable securities. The Company incurred a net loss of $1.7 million and $11.3 million for the three months ended March 31, 2025 and 2024, respectively. The Company incurred cash outflows from operating activities of $2.5 million and $16.2 million during the three months ended March 31, 2025 and 2024, respectively. The Company expects to continue to generate losses for the foreseeable future.
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
The Company expects its cash, cash equivalents, and marketable securities of $35.0 million as of March 31, 2025, together with cash it expects to generate from future operations, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company expects to continue to strategically and carefully invest in various areas of the business to support that growth. The Company may

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
require additional capital to respond to expected growth in the demand for equipment to support its “leased equipment” offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances. To the extent that the Company's projected revenue growth does not materialize, it has established plans to preserve existing cash liquidity, which includes additional reductions in operating expenses and capital expenditures.
Although not required to fund ongoing operations, in an improving interest rate environment the Company may choose to engage in debt financings or enter into credit facilities for prudent capital management purposes and to provide additional readily available capital for strategic and other purposes. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it, when it requires it, the Company's ability to continue to grow or support the business and to respond to business challenges could be significantly limited. In particular, global events such as public health emergencies, international political turmoil, including in Europe and the Middle East, and related international sanctions, tariffs, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing the Company's ability to access capital. If the Company is unable to raise additional funds when or on the terms desired, its business, financial condition and results of operations could be adversely affected.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
2. Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated herein our condensed consolidated financial statements for the three months ended March 31, 2024. We have also restated impacted amounts within the accompanying notes to the condensed consolidated financial statements, as applicable. The restatement of our condensed consolidated financial statements for the three months ended March 31, 2024 was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
Restatement Background
In September 2024, an ad hoc committee of independent directors (the “Committee”) of the Company's Board of Directors (the “Board”), under the direction of the Board, commenced an investigation (the “Investigation”) of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For most of the Impacted Transactions, the Company determined that the customer was only committed to the agreement and began to receive and consume the benefits provided by the Company’s performance on the date the security screening system(s) and Software as a Service (“SaaS”) portal were both installed and activated at the end user site. Therefore, revenue recognition for over time performance obligations was determined to begin at the installation date and recognized over the period in which the benefits are consumed (e.g., the subscription term). Product sales were also restated to be recorded at the installation date where appropriate. For point-in-time performance obligations, revenue was recognized at the installation date.
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
The impact of the correction of the misstatements and errors resulting from the Investigation and Financial Statement Review on the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, as well as previously identified immaterial errors which have now been corrected, are summarized below. The applicable accompanying notes to the condensed consolidated financial statements have also been updated.
The impact of the correction of the misstatements on the condensed consolidated statements of stockholders' equity were solely within net loss for errors impacting accumulated deficit and within stock-based compensation cost for errors impacting accumulated paid in capital. Errors impacting accumulated paid in capital were limited to periods prior to December 31, 2023 and therefore only impact the opening balance in the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2024.
The impact of the correction of the misstatements and errors on the condensed consolidated statements of cash flows were driven by changes in the related condensed consolidated balance sheets and condensed consolidated statement of operations and comprehensive loss line items, except as noted by footnote under each applicable table below.
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
(Unaudited)
For the Three Months Ended March 31, 2024
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
3. Summary of Significant Accounting Policies

Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in our 2024 Form 10-K. Except for the estimates used to determine the grant date valuation for certain market-based stock units (“MSUs”), as described below, which began being granted during the three months ended March 31, 2025, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.
Market-based Stock Units
The estimated grant date fair value of MSUs granted by the Company is determined using a Monte Carlo simulation that simulates the future path of the Company’s stock price throughout the performance period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including expected stock price volatility, risk-free rate of return, and remaining term.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity may apply the amendments in ASU 2023-09 either prospectively to all annual periods beginning after December 15, 2024, or retrospectively to prior periods. The Company determined that ASU 2023-09 is applicable and will be adopted in our Annual Report on Form 10-K for the year ended December 31, 2025. It addresses disclosures only, the Company expects it will not have any material effects on its financial condition, results of operations, or cash flows.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Marketable Securities

Marketable securities as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$9,931	$—	$9,931
Total marketable securities	$9,931	$—	$9,931

	December 31, 2024
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$14,927	$—	$14,927
Total marketable securities	$14,927	$—	$14,927
Marketable securities at March 31, 2025 and December 31, 2024 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the three months ended March 31, 2025 and 2024. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive loss.
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,305	$—	$—	$11,305
Treasury bills	—	14,923	—	14,923
	$11,305	$14,923	$—	$26,228
Liabilities:
Contingent earn-out liability	$—	$—	$3,833	$3,833
Contingently issuable common stock liability	—	—	2,348	2,348
Public Warrant liability	2,576	—	—	2,576
	$2,576	$—	$6,181	$8,757

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,946	$—	$—	$28,946
Treasury bills	—	27,417	—	27,417
	$28,946	$27,417	$—	$56,363
Liabilities:
Contingent earn-out liability	$—	$—	$12,809	$12,809
Contingently issuable common stock liability	—	—	4,001	4,001
Public Warrant liability	4,297	—	—	4,297
	$4,297	$—	$16,810	$21,107
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of March 31, 2025, U.S. treasury bills with maturities less than 3 months, which totaled $5.0 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $9.9 million, are reflected as marketable securities. As of December 31, 2024, U.S. treasury bills with maturities less than 3 months, which totaled $12.5 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $14.9 million, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
The Company may also value its non-financial assets and liabilities, including items such as inventories and property and equipment, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other accrued expenses approximate fair value because of their short maturity.
During each of the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 3 of our consolidated financial statements of our 2024 Form 10-K. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of March 31, 2025, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of March 31, 2025 were as follows: 90% expected stock price volatility, a risk-free rate of return of 4.1%, a 25% likelihood of change in control and a remaining term of 0.9 years.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2024	$12,809
Change in fair value	(8,976)
Balance at March 31, 2025	$3,833

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The decrease in fair value of the contingent earn-out liability is primarily due to lowered probability to achieve the stock price milestones based on the Company's current stock price and a shorter remaining term.
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares will vest upon the Company achieving certain milestones as described in Note 3 of our consolidated financial statements of our 2024 Form 10-K. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of March 31, 2025, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of March 31, 2025 were as follows: 90% expected stock price volatility, a risk-free rate of return of 4.0%, a 25% likelihood of change in control and a remaining term of 1.3 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2024	$4,001
Change in fair value	(1,653)
Balance at March 31, 2025	$2,348
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of March 31, 2025, 14,324,893 Public Warrants are outstanding.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2024	$4,297
Change in fair value	(1,721)
Balance at March 31, 2025	$2,576
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2025:

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$1,969	$—	$—	$1,969
Subscription revenue	77,031	63,006	54,491	194,528
Service revenue	27,706	21,173	15,473	64,352
License fee and other revenue	359	8	17	384
Total revenue	$107,065	$84,187	$69,981	$261,233
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of March 31, 2025 and December 31, 2024, the Company had $0.9 million and $0.8 million in current portion of contract assets and $0.9 million and $0.7 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $24.7 million during the three months ended March 31, 2025 that was included in the December 31, 2024 deferred revenue balance. The Company recognized revenue of $16.9 million

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(as restated) during the three months ended March 31, 2024 that was included in the December 31, 2023 deferred revenue balance.

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2024	$84,772
Revenue recognized in relation to the beginning of the year contract liability balance	(24,737)
Revenue deferred	25,237
Balance at March 31, 2025	$85,272
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended March 31,
	2025	2024
		(Restated)
Interest income on lease receivables	$29	$42
Lease income - operating leases	19,237	14,219
Total lease revenue	$19,266	$14,261
The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties was $0.3 million during the three months ended March 31, 2024. There was no revenue related to leases entered into with related parties during the three months ended March 31, 2025.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2025	2024
		(Restated)
Product revenue	$2,322	$1,491
Subscription revenue	19,237	14,219
Service revenue	6,730	5,252
License fees	3,203	724
Professional services and other revenue	515	495
Total revenue	$32,007	$22,181

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commissions

The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $12.8 million and $13.0 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized commission expense of $1.5 million and $1.3 million (as restated), respectively.

Leases
As of March 31, 2025, future minimum noncancelable payments related to leases of the Company's equipment are as follows (in thousands):

Year Ending December 31:
2025 (nine months remaining)	$58,776
2026	67,180
2027	45,766
2028	20,471
2029	2,328
Thereafter	7
$194,528
7. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2024	$(734)
Provisions	(41)
Write-offs, net of recoveries	—
Balance at March 31, 2025	$(775)
8. Inventory
Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$3,811	$4,362
Finished goods
Finished goods inventory	6,071	12,153
Uninstalled inventory	174	448
Total	$10,056	$16,963

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed in Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, the Company offers products for purchase or multi-year subscription leases. For equipment for which the revenue recognition start date was moved to a later date due to the timing of the transfer of control, the equipment cost was added back to finished goods inventory (for equipment sales) until the point in time that the Company transferred control of the equipment to the customer, corresponding to the revenue recognition start date. Amounts added back to finished goods inventory are included in Uninstalled inventory in the table above.
9. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computers and telecom equipment	$2,012	$2,064
Lab equipment	5,474	5,564
Furniture and fixtures	111	111
Leasehold improvements	607	607
Leased equipment	118,975	112,078
Capitalized software	16,291	14,555
Sales demo equipment	3,394	3,649
Vehicles	604	604
Equipment held for lease[1]	19,800	17,347
Construction in progress	802	477
	168,070	157,056
Less: Accumulated depreciation and amortization	(38,389)	(33,395)
	$129,681	$123,661
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of March 31, 2025 and December 31, 2024, the net book value of capitalized software was $12.0 million and $11.1 million, respectively. These amounts include $1.9 million and $1.7 million of capitalized stock compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $5.5 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively, which included amortization expense of capitalized software of $0.8 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	March 31, 2025	December 31, 2024
Leased equipment	$118,975	$112,078
Accumulated depreciation	(29,554)	(25,726)
Leased equipment, net	$89,421	$86,352
Depreciation expense related to leased units was $4.1 million and $2.8 million (as restated) during the three months ended March 31, 2025 and 2024, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
The Company recorded losses of $0.3 million from disposals of property and equipment during the three months ended March 31, 2025 primarily related to the disposal of leased Evolv Express units, which were recorded in cost of product revenue.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2024. No option grants were issued during the three months ended March 31, 2025.

Three Months Ended March 31,
2024
Risk-free interest rate	4.1%
Expected term (in years)	6.1
Expected volatility	90.0%
Expected dividend yield	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2024 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2024	18,125,937	$1.18
Granted	—	—
Exercised	(320,211)	0.44
Forfeited	(370,397)	3.61
Expired	—	—
Outstanding as of March 31, 2025	17,435,329	$1.14
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2024:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2024	12,115,657	$3.50
Granted	6,307,594	3.38
Vested	(3,389,364)	3.45
Forfeited	(2,320,000)	3.87
Nonvested as of March 31, 2025	12,713,887	$3.39
Market-based Stock Units
During the three months ended March 31, 2025, the Company granted MSUs for which the vesting conditions consist solely of market-based vesting conditions, determined by the Company's level of achievement of pre-established parameters relating to the performance of the Company's stock price as set by the Board. Vesting may range from 0% to

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
200% of the target MSUs granted, based on the achievement of specified market conditions. The awards will be measured at each anniversary of the grant date and will ultimately vest at the end of a three-year period performance period.
Compensation expense for MSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest date. The fair value of the awards were estimated based on a Monte Carlo simulation model applying the following key assumptions, on a weighted average basis:

Three Months Ended March 31,
2025
Risk-free interest rate	4.0%
Expected term (in years)	3.0
Expected volatility	91.7%
Expected dividend yield	0.0%
The following table summarizes the Company's market-based stock units activity since December 31, 2024:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2024	—	$—
Granted	1,456,225	4.99
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2025	1,456,225	$4.99
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
As of March 31, 2025, 117,423 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $0.3 million, and there were no Finback Common Stock Warrants that were unvested, given the expiration of the 1-year tail period on January 1, 2024. The Company recognized compensation expense for the Finback Common Stock Warrants when the warrants vested based on meeting the specified sales criteria. During the three months ended March 31,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025 and 2024, there was no stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$219	$138
Research and development	1,115	902
Sales and marketing	1,048	2,959
General and administrative	1,972	2,431
Restructuring costs	$525	$—
Total stock-based compensation expense	$4,879	$6,430
11. Income Taxes
The provision for income taxes for the three months ended March 31, 2025 and 2024 was immaterial. The Company continues to maintain a full valuation allowance against its deferred tax assets, as it is not more likely than not that these assets will be realized.
The Company’s tax provision and resulting effective tax rate for interim periods are determined using the estimated annual effective tax rate (“AETR”), which is updated each quarter and adjusted for discrete items recognized in the period. The AETR is based on the forecasted full-year pre-tax income and anticipated tax expense. Variability in the effective tax rate between quarters may result from differences between actual and projected earnings or losses, as well as the timing and nature of discrete items. If the estimated AETR changes during a quarter, the Company records a cumulative adjustment to the tax provision in that period.
The Company's income tax provision reflects an estimate of federal, state, and foreign income taxes based on enacted tax rates in the jurisdictions in which we operate. The provision is adjusted for the impact of allowable tax credits and deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. The Company has historically incurred net operating losses.
12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
		(Restated)
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(1,689)	$(11,272)

Denominator:
Weighted average common shares outstanding - basic and diluted	160,808,391	153,076,719
Net loss per share attributable to common stockholders – basic and diluted	$(0.01)	$(0.07)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2025	2024
Options issued and outstanding	17,435,329	22,522,005
Public Warrants to purchase common stock	14,324,893	14,324,893
Warrants to purchase common stock (Finback)	117,423	117,423
Unvested restricted stock units	12,713,887	16,460,035
Unvested market-based stock units*	1,456,225	—
Earn-out shares*	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500
	62,945,257	70,321,856
*Issuance of Market-based stock units, Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.
13. Related Party Transactions

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. (“Motorola”), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. While the partnership agreement is still in effect, effective in the fourth quarter of 2024, Motorola is no longer considered a related party. During the three months ended March 31, 2024, revenue from Motorola's distributor services was $1.9 million.
14. Commitments and Contingencies
At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to such legal proceedings as incurred. Insurance proceeds, if any, will be recognized as reductions to the related expenses in the period the proceeds are probable. Below is a summary of the various types of matters subject to this guidance.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On November 12, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Massachusetts (the “Massachusetts Derivative Action”). The Massachusetts Derivative Action is a consolidation of two shareholder derivative lawsuits based on the same allegations in the Class Action, and filed against certain former and current officers and directors, and nominally against the Company. Plaintiff Bonnie Maas, derivatively on behalf of nominal defendant the Company, brought claims for breach of fiduciary duty, violation of federal securities law, unjust enrichment, waste of corporate assets, and gross mismanagement, seeking monetary damages, including restitution and fees, equitable relief, and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures. The Massachusetts Derivative Action is stayed pending the outcome of the anticipated motion to dismiss in the Class Action. On March 28, 2025, the Company filed a motion to dismiss the claims.
On March 10, 2025, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “Delaware Derivative Action”). The Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers, and nominally against the Company. Plaintiff Steve Bersch, derivatively on behalf of nominal defendant Evolv, brought claims for breach of fiduciary duty, unjust enrichment, and insider trading, seeking various forms of relief, including equitable relief, monetary damages, including restitution and fees, and a declaratory judgment. The Delaware Derivative Action is stayed pending the outcome of the anticipated motion to dismiss in the Class Action.
The Company expects to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received. While a loss from this litigation is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, as the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the outcome of our anticipated motion to dismiss in the Class Action which was filed on March 28, 2025, there is uncertainty as to the likelihood of the proposed class in the Class Action being certified or the ultimate size of any class if certified, there is uncertainty as to the final complaint in the Massachusetts Derivative Action, as the plaintiff will not identify an operative complaint or file a consolidated complaint until disposition of our anticipated motion to dismiss in the Class Action, and there are significant factual and legal issues to be resolved in both the securities and derivative actions. For these reasons, the Company has not recorded a loss contingency liability for the above litigation as of March 31, 2025.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As part of the Order, the Company agreed to offer a limited number of its K-12 education customers the option to cancel the remainder of their current contracts during a 60-day cancellation period. 65 education customers were offered the cancellation period, and of these, 5 customers representing 24 Evolv Express units elected to cancel their contracts with the Company. Amounts that customers had paid to the Company related to portions of their contracts that were cancelled are required to be returned to the customer, but these amounts were immaterial for the year ended December 31, 2024 and therefore the Company did not book a liability in its consolidated financial statements. There is no impact to revenue or cost of revenue amounts for the three months ended March 31, 2025, as revenue will continue to be recognized on these deals through the cancellation dates of each contract, all of which are in June 2025. The Company determined that $0.9 million of its revenues previously expected to be recognized over the next two years related to performance obligations that were unsatisfied (or partially satisfied) as of the effective date of the Order were impacted by the cancellations, which has been excluded from the remaining performance obligations disclosed in Note 6 Revenue Recognition.
As previously disclosed, in February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”), requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation.
As previously reported, the Company self-reported to the Division of Enforcement of the SEC the Investigation. The Company has since received requests for documents and information from the SEC relating to this matter. On November 1, 2024, the Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York ("DOJ") relating to these same issues, and has since received additional requests for documents and information relating to this matter. The Company is cooperating with these investigations.
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
Any resolution or litigation with the SEC, DOJ, or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate, but we have not accrued a loss pertaining to SEC or DOJ matters. The Company's defense costs for counsel and consultants in connection with the securities litigation and the related SEC and DOJ matters, including certain expenses that have previously been paid, are expected to be reimbursed. As of March 31, 2025, the Company recognized an estimated loss recovery related to insurance coverage for these matters of $3.9 million, which was recorded in general and administrative expense in the condensed consolidated statements of

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
operations and comprehensive loss and a related asset in prepaid and other current assets in the condensed consolidated balance sheets. This amount reflects costs that have been confirmed covered by the Company’s insurance providers, as well as an estimate of other claims the Company expects realization of the claim for recovery is probable. As it relates to these losses for which the Company has determined recovery to be probable, the Company cannot provide any assurance that additional costs related to these matters will not exceed the limits of its insurance policies, that other such claims, for which a loss recovery could not be estimated, are covered by the terms of its insurance policies or that its insurance carrier will be able to cover all related claims. There can be no assurance as to the timing or the terms of the ultimate outcome of these investigations or their potential effect, if any, on us or our results of operations. We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received, net of estimated insurance recoveries. There can be no assurance whether there will be further information requests or potential enforcement action or litigation, which is necessarily uncertain.
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
15. Segment Information
The Company determined that it has one operating and reporting segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s CODM in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its President and Chief Executive Officer. The CODM evaluates the performance of our segment based upon consolidated net income and considers budget-to-actual or forecast-to-actual variances to assess performance and make decisions about allocating resources. The CODM evaluates segment assets based on total assets on the condensed consolidated balance sheets. Asset information is not presented here because its presentation here would be duplicative of the condensed consolidated balance sheets. On the basis of these factors, the Company determined that it operates and manages its business as one operating and reporting segment, that develops, manufactures, markets and sells security screening products and specific services, and accordingly has one reportable segment for financial reporting purposes.
Information by reportable segment is as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
		(As Restated)
Segment revenue	$32,007	$22,181
Less:
Employee expense	16,369	17,841
Travel and expense	791	1,514
Capitalized R&D expense	(1,489)	(1,454)
Stock-based compensation expense[1]	4,354	6,430
Other non-recurring expenses[2]	3,561	1,680
Consulting and contract staffing	3,277	3,316
Software subscriptions	1,535	1,458
Depreciation and amortization	5,529	3,457
Restructuring costs	2,662	—
Other cost of revenue	5,441	4,013
Other operating expenses	4,366	5,832
Other segment items[3]	(12,763)	(10,634)
Provision for income taxes	63	—
Segment net loss	$(1,689)	$(11,272)

1 Excludes incremental expense related to modified awards included in the Restructuring costs line. See Note 16 for additional information.
2 For the three months ended March 31, 2025, includes consulting and legal fees related to the Investigation (as defined in Note 2) and related matters, additional audit fees incurred in connection with the restatement of prior period financial statements, net of estimated insurance recoveries. For the three months ended March 31, 2024, includes costs associated with adverse non-cancellable inventory purchase commitments and severance expense.
3 Refer to Total other income, net in the condensed consolidated statements of operations and comprehensive loss.
16. Restructuring Charges
In January 2025, the Company implemented a Board-approved reduction in force affecting 41 members of its workforce. This action is part of the Company’s initiative to increase its profitability and cash flow as the Company seeks further flexibility to pursue its investment strategy with certain growth opportunities.
The Company incurred charges of $2.7 million for the reduction in force during the three months ended March 31, 2025. These charges consisted of termination charges arising from severance obligations of approximately $2.0 million, extended eligibility for the vesting of certain equity awards originally scheduled to vest on or before March 1, 2025, resulting in incremental non-cash expense of $0.5 million, and other customary employee benefit payments in connection with a reduction in force of $0.2 million. All of these restructuring costs are reported within restructuring costs in our condensed consolidated statements of operations and comprehensive loss.
All actions related to the reduction in force were completed by March 31, 2025, with the exception of payouts of severance obligations to certain employees who are subject to continuous payment through November 2025 under the Company's Severance And Change In Control Plan. The following table summarizes the liabilities recognized in relation to the cash obligations from reduction in force, which are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance at December 31, 2024	$—
Charges incurred	2,137
Cash payments	(1,471)
Balance at March 31, 2025	$666
17. Subsequent Events
Appointment of Chief Financial Officer
On April 29, 2025, the Company appointed a new executive officer. In connection with this appointment, on May 1, 2025, the Board granted the officer (i) market-based restricted stock units with an aggregate grant date fair market value of $1,750,000, which will vest based on the achievement of certain Company stock price performance goals, as described in Note 3, Summary of Significant Accounting Policies and Estimates, and (ii) restricted stock units with an aggregate grant date fair market value of $1,750,000, which will vest based on the executive's continued service with the Company in three equal annual installments, pursuant to the Company’s 2021 Incentive Award Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2024 Form 10-K and in other parts of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of our business combination (the “Merger”) and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger.
Restatement of Prior Period Financial Statements
We have restated our previously issued condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. In addition, we have restated certain previously reported financial information for the quarterly period ended March 31, 2024 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Note 2 in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our condensed consolidated financial statements.
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
Our flagship product, Evolv Express, uses advanced sensors, AI-powered software, and cloud services to not only consistently detect firearms, improvised explosives, and certain types of knives and distinguish them from many harmless items such as cell phones and keys, but also visualize the location of the potential threat helping to enable security personnel to conduct targeted, minimally intrusive secondary screenings. Evolv eXpedite, our high speed autonomous X-ray bag scanning solution, works with Evolv Express to provide a layered approach to security for concealed weapons detection in high clutter environments. Using eXpedite with Express aims to allow the checkpoint to operate at heightened sensitivity while potentially reducing the burden on security staff and optimizing the visitor experience.
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

General Economic and Market Conditions
We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain issues and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including the conflicts in Europe and the Middle East; and recessionary trends. See the risk factor titled “Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales” in the “Risk Factors” section in this Quarterly Report on Form 10-Q. While these factors continue to evolve, we plan to remain flexible and optimize our business as appropriate and allocate resources, as necessary.

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

Sales Mix, Pricing, Product Cost and Margins
We sell our solutions under two primary sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware outright, we offer our “distributor licensing” model based on the Distribution and License Agreement we entered into with Columbia Tech in March of 2023. Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, currently serves as our primary contract manufacturer. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, which contracts directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment. Columbia Tech pays us a hardware license fee for each system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments. We have been experiencing a growing mix of customers adopting our full subscription model, which reduces upfront revenue recognition in favor of building a more predictable recurring revenue base.
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
Development and Commercialization of our Products
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $32.0 million and $22.2 million for the three months ended March 31, 2025 and 2024, respectively. We generated a net loss of $1.7 million and $11.3 million for the three months ended March 31, 2025 and 2024, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations, and if necessary, debt financings. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. See “Liquidity and Capital Resources” for more information. Additionally, as discussed in Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2025, we are involved in certain legal proceedings, including government investigations. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company, may differ materially from our current estimates.
Components of Results of Operations
Revenue
We derive revenue from (1) subscription arrangements generally accounted for as operating leases, including SaaS and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers either by Evolv or by Columbia Tech pursuant to the Distribution and License Agreement, (4) license fees related to the Distribution and License Agreement, and (5) professional services, including installation, training, and event support. Maintenance consists of preventative maintenance, technical support, bug fixes, and when-and-if available threat updates. Our arrangements are generally noncancelable and nonrefundable after shipment to the customer. Revenue is recognized net of sales tax. We have been experiencing a growing mix of customers adopting our full subscription model, which reduces upfront revenue recognition in favor of building a more predictable recurring revenue base.
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
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the condensed consolidated statements of operations and comprehensive loss. We anticipate changes in license fee and other revenue to be driven by underlying demand for our solutions as well as any changes in demand for our distributor licensing model.
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
Cost of License Fee and Other Revenue
Cost of license fees and other revenue consists primarily of internal and third-party costs related to professional services, such as installation, training, and event support. License fee revenue earned under our Distribution and License Agreement with Columbia Tech has no associated cost of revenue.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance, net of any probable and reasonably estimable insurance recoveries or received insurance recoveries. During the year ended 2024, we experienced a significant increase in general and administrative expenses, primarily for legal fees and consulting expenses, as a result of the Investigation and related actions, as described in Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements. We expect this increased level of expenses to continue through the second quarter of 2025. As such actions become completed, we expect our general and administrative expenses to decrease in the second half of 2025 and to remain consistent at more normalized levels thereafter.

Restructuring Costs
Restructuring costs consists of termination charges arising from severance obligations, incremental non-cash expense related to extended eligibility for the vesting of certain equity awards, and other customary employee benefit payments in connection with a reduction in force. See Note 16 for additional information.
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
Change in Fair Value of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are currently exercisable and expire in July 2026. We assessed the features of these warrants and determined that they qualify for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss with the offset to additional paid-in capital.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
		(Restated)
Revenue:
Product revenue	$2,322	$1,491	$831	56%
Subscription revenue	19,237	14,219	5,018	35
Service revenue	6,730	5,252	1,478	28
License fee and other revenue	3,718	1,219	2,499	205
Total revenue	32,007	22,181	9,826	44
Cost of revenue:
Cost of product revenue	3,184	3,114	70	2
Cost of subscription revenue	7,896	5,585	2,311	41
Cost of service revenue	1,705	1,198	507	42
Cost of license fee and other revenue	72	129	(57)	(44)
Total cost of revenue	12,857	10,026	2,831	28
Gross profit	19,150	12,155	6,995	58
Operating expenses:
Research and development	4,862	6,396	(1,534)	(24)
Sales and marketing	11,043	15,859	(4,816)	(30)
General and administrative	14,972	11,806	3,166	27
Restructuring costs	2,662	—	2,662	*
Total operating expenses	33,539	34,061	(522)	(2)
Loss from operations	(14,389)	(21,906)	7,517	34
Other income, net:
Interest expense	(1)	—	(1)	*
Interest income	389	1,085	(696)	(64)
Other income (expense), net	25	(28)	53	189
Change in fair value of contingent earn-out liability	8,976	6,899	2,077	30
Change in fair value of contingently issuable common stock liability	1,653	527	1,126	214
Change in fair value of public warrant liability	1,721	2,151	(430)	(20)
Total other income, net	12,763	10,634	2,129	20
Loss before income taxes	$(1,626)	$(11,272)	$9,646	86%
Provision for income taxes	$(63)	$—	$(63)	*
Net loss	$(1,689)	$(11,272)	$9,583	85%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 54 new customers during the three months ended March 31, 2025, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations as well as expanding their fleet with our Evolv eXpedite offering, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
		(Restated)
Product revenue	$2,322	$1,491	$831	56%
Cost of product revenue	$3,184	$3,114	$70	2%
Gross profit - Product revenue	$(862)	$(1,623)	$761	47%
Gross profit margin - Product revenue	(37)%	(109)%	N/A	72%
The increases in product revenue and gross profit are primarily due to an increase in product sales of Evolv Express and Evolv eXpedite units for the three months ended March 31, 2025 compared to the prior year period. In addition, the change in cost of product revenue and improved product gross profit margin was impacted by a $0.7 million of expense related to an increase to our inventory reserve and $1.2 million of expense associated with adverse non-cancellable inventory purchase commitments during the three months ended March 31, 2024, both of which related primarily to the transition of our manufacturing operations to the next generation of Evolv Express systems. Product gross profit for the three months ended March 31, 2025 included the initial deployments of our Evolv eXpedite systems, which reflected a higher initial cost to produce than we expect on future production.
Subscription Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
		(Restated)
Subscription revenue	$19,237	$14,219	$5,018	35%
Cost of subscription revenue	$7,896	$5,585	$2,311	41%
Gross profit - Subscription revenue	$11,341	$8,634	$2,707	31%
Gross profit margin - Subscription revenue	59%	61%	N/A	(2)%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base as of March 31, 2025 compared to the prior year, which was due to a higher number of active Evolv Express units deployed under our pure subscription model. The decrease in gross profit margin is due to increased amortization of capitalized software costs during the three months ended March 31, 2025 of $0.4 million due to the release of Evolv eXpedite and our second generation of Evolv Express.

Service Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
		(Restated)
Service revenue	$6,730	$5,252	$1,478	28%
Cost of service revenue	$1,705	$1,198	$507	42%
Gross profit - Service revenue	$5,025	$4,054	$971	24%
Gross profit margin - Service revenue	75%	77%	N/A	(3)%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor model, for the three months ended March 31, 2025 compared to the prior year period.
License fee and other revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
		(Restated)
License fee and other revenue	$3,718	$1,219	$2,499	205%
Cost of license fee and other revenue	$72	$129	$(57)	(44)%
Gross profit - License fee and other revenue	$3,646	$1,090	$2,556	234%
Gross profit margin - License fee and other revenue	98%	89%	N/A	9%
The increases in license fee and other revenue and gross profit are primarily driven by $3.2 million of license fee revenue earned during the three months ended March 31, 2025 compared to $0.7 million earned during the prior year period under the Distribution and License Agreement with Columbia Tech. License fee revenue earned under the agreement have no associated cost of revenue.
Research and Development Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$3,850	$4,178	$(328)	(8)%
Materials and prototypes	67	839	(772)	(92)%
Professional fees	672	917	(245)	(27)%
Other	273	462	(189)	(41)%
	$4,862	$6,396	$(1,534)	(24)%
The decrease in personnel related expenses is due to a decrease in payroll costs of $0.2 million and a higher amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.3 million, partially offset by a $0.2 million increase in stock-based compensation resulting primarily from new hires in our research and development function during the past twelve months. The decrease in materials and prototypes expense is due to a decrease of $0.4 million in design and engineering costs related to the development of the next generation of our Evolv Express system and new product offerings and a $0.4 million decrease in inventory reserve charges during the prior year period, which also relate primarily to the development of the next generation of our Evolv Express system. The decrease in professional fees primarily relates to a decrease in consulting costs incurred for product development and engineering of $0.5 million, partially offset by lower amount of costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.2 million. The decrease in other expense primarily relates to a decrease in supplies and IT and software subscription costs of $0.2 million.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$8,504	$11,846	$(3,342)	(28)%
Advertising and direct marketing	583	810	(227)	(28)%
Travel and entertainment	544	1,270	(726)	(57)%
Professional fees	645	959	(314)	(33)%
Other	767	974	(207)	(21)%
	$11,043	$15,859	$(4,816)	(30)%
The decrease in personnel related expenses is due to a decrease in payroll costs and stock-based compensation of $3.2 million, which resulted primarily from the reductions in force in May 2024 and January 2025. Stock compensation expense included in sales and marketing expenses was $1.0 million for the three months ended March 31, 2025 compared to $3.0 million for the three months ended March 31, 2024. The decrease in advertising and direct marketing expense is primarily due to a decrease in sponsorship fees of $0.2 million. The decrease in travel and entertainment expense of $0.7 million is due to a decrease in travel costs for in-person sales personnel meetings as our sales and marketing headcount decreased as a result of our reductions in force. Professional fees decreased due to a decrease in marketing consulting costs of $0.3 million.
General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$5,304	$6,192	$(888)	(14)%
Professional fees	2,658	2,558	100	4%
Insurance costs	731	742	(11)	(1)%
Non-recurring professional and other expense	6,279	2,314	3,965	171%
	$14,972	$11,806	$3,166	27%
The decrease in personnel related expenses is due to an decrease in payroll costs and stock-based compensation of $0.8 million, which resulted primarily from the reduction in force in January 2025. Stock compensation expense included in general and administrative expenses was $2.0 million for the three months ended March 31, 2025 compared to $2.4 million for the three months ended March 31, 2024. Non-recurring professional fees and other expense increased primarily due to a $6.9 million increase in consulting and legal fees related to the Investigation (as defined in Note 2 in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q) and related matters, partially offset by estimated insurance recoveries of $3.9 million, as well as additional audit fees incurred in connection with the restatement of prior period financial statements, an increase in rent of $0.4 million for additional leased space, and an increase in expected credit loss expense of $0.3 million.
Restructuring Costs
Restructuring costs of $2.7 million for the three months ended March 31, 2025 resulted from the reduction in force in January 2025. Stock compensation expense included in restructuring costs was $0.5 million for the three months ended March 31, 2025.

Interest Income
Interest income of $0.4 million for the three months ended March 31, 2025 and $1.1 million for the three months ended March 31, 2024 related primarily to interest earned on money market funds and the accretion of discounts on treasury bills.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in gains of $9.0 million and $6.9 million for the three months ended March 31, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in gains of $1.7 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in gains of $1.7 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Liquidity and Capital Resources
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of March 31, 2025, we had $35.0 million in cash, cash equivalents, and marketable securities. We incurred a net loss of $1.7 million and a net income of $11.3 million for the three months ended March 31, 2025 and 2024, respectively. We incurred cash outflows from operating activities of $2.5 million and $16.2 million during the three months ended March 31, 2025 and 2024, respectively. We expect to continue to generate losses for the foreseeable future.
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
We expect our cash, cash equivalents, and marketable securities of $35.0 million as of March 31, 2025, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months and thereafter from the date of this Quarterly Report on Form 10-Q. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth. We may require additional capital to respond to expected growth in the demand for equipment to support our “leased equipment” offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances. To the extent that our projected revenue growth does not materialize, we have established plans to preserve existing cash liquidity, which includes additional reductions operating expenses and capital expenditures.
Although not required to fund ongoing operations, in an improving interest rate environment, we may choose to engage in debt financings or enter into credit facilities for prudent capital management purposes and to provide additional readily available capital for strategic and other purposes. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as public health emergencies, international political turmoil, including in Europe and the Middle East, and related international sanctions, tariffs, supply chain disruptions, and prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
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

Financing Arrangements
The Company has no debt outstanding as of March 31, 2025.

Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of March 31, 2025. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and, if necessary, proceeds from long-term debt. Cash, cash equivalents, and marketable securities amounted to $35.0 million as of March 31, 2025.
We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, in August 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. This amount was previously classified as restricted cash, non-current, as shown in the condensed consolidated statement of cash flows as of March 31, 2024. Total future minimum lease payments under this noncancelable operating lease amount to $19.1 million as of March 31, 2025.
We generally contract with our contract manufacturer, Columbia Tech, on a cancellable, purchase-order basis. We have a contract in the normal course of business with Columbia Tech to provide manufacturing services for our equipment sold or leased to customers. While these contracts are cancellable by us upon prior notice, payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not determinable, but could result in a material purchase commitment if we were to cancel our open purchase orders.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
		(Restated)
Net cash used in operating activities	$(2,539)	$(16,151)
Net cash used in investing activities	(9,361)	(6,720)
Net cash provided by financing activities	20	302
Effect of exchange rate changes on cash and cash equivalents	(46)	3
Net decrease in cash, cash equivalents and restricted cash	$(11,926)	$(22,566)

Operating Activities

	Three Months Ended March 31,
	2025	2024
		(Restated)
Net loss	$(1,689)	$(11,272)
Non-cash expense	(1,082)	1,656
Changes in operating assets and liabilities	232	(6,535)
Net cash used in operating activities	$(2,539)	$(16,151)
Net loss decreased from $11.3 million (as restated) for the three months ended March 31, 2024 to $1.7 million for the three months ended March 31, 2025, as discussed in “Results of Operations” above.
Non-cash expense for the three months ended March 31, 2025 is primarily attributable to $12.4 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability, offset by $4.9 million of stock-based compensation expense and $5.5 million of depreciation and amortization. Non-cash expense for the three months ended March 31, 2024 is primarily attributable to $6.4 million of stock-based compensation expense, $3.5 million of depreciation and amortization, and $9.6 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability.
Changes in operating assets and liabilities for the three months ended March 31, 2025 are primarily related to the following:

•$7.2 million decrease in inventory primarily due to an increase in products expected to be leased to customers and an increased focus on efficient inventory management;
•$2.8 million increase in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid from December 31, 2024 to March 31, 2025) due primarily to the timing of vendor payments; and
•$0.5 million increase in deferred revenue due to a higher volume of sales; partially offset by
•$6.1 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$3.9 million increase in prepaid expenses and other current assets primarily due to estimated insurance recoveries; and
•$0.3 million increase in contract assets due to higher volume of sales.
Changes in operating assets and liabilities for the three months ended March 31, 2024 are primarily related to the following:
•$1.8 million decrease in inventory primarily due to increased production of units to meet customer demand, offset by a higher proportion of finished goods recorded as property and equipment based on our expectations of the future mix of Evolv Express units to be leased to customers versus sold to customers;
•$3.7 million increase in prepaid expenses and other current assets primarily due to prepaid deposits related to orders placed for Evolv Express units;
•$1.9 million decrease in accrued expenses and other current liabilities primarily due to the payment of 2023 bonuses and commissions during the three months ended March 31, 2024; partially offset by
•$2.2 million decrease in accounts receivable primarily due to increased collections and timing of billings to customers.
Investing Activities
During the three months ended March 31, 2025, cash provided by investing activities was $9.4 million, consisting of $12.7 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers and $1.6 million for the development of internal-use software and software embedded in products to be sold or leased, offset by $4.9 million of net cash provided by purchases and redemptions of marketable securities.

During the three months ended March 31, 2024, cash used in investing activities was $6.7 million, consisting primarily of $19.8 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express units to be leased to customers and $1.6 million for the development of internal-use software and software embedded in products to be sold or leased, partially offset by a net $14.7 million inflow related to purchases and redemptions of marketable securities.
Financing Activities
During the three months ended March 31, 2025, cash provided by financing activities was less than $0.1 million, consisting of proceeds from the exercise of stock options.

During the three months ended March 31, 2024, cash used in financing activities was $0.3 million, consisting of $0.3 million of proceeds from the exercise of stock options.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the 2024 Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
Critical Accounting Estimates
Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our 2024 Form 10-K. Other than disclosures related to estimating the fair value of market-based stock units, as discussed in Note 3 Summary of Significant Accounting Policies, there have been no material changes to our critical accounting estimates during the three months ended March 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weaknesses in our internal control over financial reporting as described below.

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
The material weaknesses in the control environment, including the lack of a sufficient complement of personnel, risk assessment, and information and communication components of internal control, as well as the material weakness related to revenue control activities resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the consolidated annual financial statements for the year ended December 31, 2024, and the consolidated financial statements for the quarterly period ended September 30, 2024, that were recorded prior to the issuance of those financial statements.
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
•We have enhanced the competencies of our accounting function including the hiring of a new Chief Accounting Officer (“CAO”) in January 2025. Our CAO has extensive public company experience and will strengthen our internal accounting team by providing technical accounting oversight over our financial reporting and disclosure processes and controls. Additionally, we hired a new Chief Revenue Officer in February 2025 to provide leadership and accountability over our sales agreement and revenue recognition accounting processes;
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 14 (Commitments and Contingencies) in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, and Controls and Procedures and of this Quarterly Report on Form 10-Q. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
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
As discussed in Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, we restated our previously issued consolidated financial statements and other financial data for the fiscal years ended December 31, 2022 and December 31, 2023 contained in our Annual Report on Form 10-K, and our condensed consolidated financial statements for the quarters and year-to-date periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024 contained in our Quarterly Reports on Form 10-Q. In the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (the “Q3 2024 Form 10-Q”), we also restated our unaudited financial statements for the quarterly and year-to-date periods ended September 30, 2023. We concluded that the Non-Reliance Periods should be restated because the accounting for certain sales transactions was materially inaccurate and that, among other things, revenue was prematurely or incorrectly recognized in connection with financial statements prepared for the Non-Reliance Periods. Other previously reported metrics that are a function of revenue were also misstated as a result of these revenue misstatements.
As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including as a result of a pending class-action lawsuit, derivative actions, and a stockholder request for inspection of our books and records. For a more detailed discussion, see Part II, Item 1, “Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2025. We may become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings, as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.
We have identified material weaknesses in our internal control over financial reporting, which have led to restatements and caused us to fail to meet our periodic reporting obligations, and this could occur again the future.
As disclosed in Part I, Item 4 – Controls and Procedures, of this Quarterly Report on Form 10-Q, management determined that material weaknesses in the control environment, including the lack of a sufficient complement of personnel, risk assessment and information and communication components of internal control, as well as the material weakness related to revenue control activities, resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the consolidated financial statements for the annual period ended December 31, 2024 and the condensed consolidated quarterly financial statements for the quarterly period ended September 30, 2024, that were recorded prior to the issuance of those financial statements. These material weaknesses are in addition to previously disclosed material weaknesses, which had resulted in adjustments and certain immaterial misstatements in the consolidated financial statements for the years ended December 31, 2019, 2020, 2021, 2022, 2023, and 2024, as well as certain quarterly periods within those years and the three and nine months ended September 30, 2024; the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; as well as the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023.
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
We did not file our Q3 2024 Form 10-Q or our 2024 Form 10-K within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC. Although we regained status as a current filer on April 28, 2025 by filing our Q3 2024 Form 10-Q, and by filing our 2024 Form 10-K, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form

S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
Risks Related to Our Business and Operations
We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have a history of losses. We have incurred net losses of $1.7 million and $11.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $356.4 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part II, Item 1, “Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2025. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. We may be the target of this type of litigation in the future. These proceedings, as well as any pending or future government investigation or proceeding may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.
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
Furthermore, the marketing and sale of our products are also subject to extensive regulation by various federal agencies, including the FTC, as well as various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold and industry codes of conduct. From time to time, we receive government regulatory inquiries and requests for information and our approach is to be cooperative and educate the requesting government bodies about our company and products. For example, on October 12, 2023, the Company announced that the FTC had requested information about certain aspects of its marketing practices. The Company reached a settlement with the FTC and on December 5, 2024, a Stipulated Order for Permanent Injunction and Other Relief (the “Order”) was entered in the United States District Court for the District of Massachusetts Eastern Division. The Order (i) required that we permit a limited cohort of school customers to cancel their contracts, (ii) required that we take certain compliance actions and meet record keeping obligations, and (iii) enjoined we from making misleading or unsubstantiated marketing claims. The Order did not include any monetary relief. The period during which eligible customers could have cancelled closed on March 30, 2025. Any inability to adequately comply with the terms of the Order could result in enforcement actions or penalties imposed by the FTC. As previously disclosed, in February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission, requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation. For more detailed discussion, see

Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2025 for additional information.
In September 2024, the Company commenced an investigation of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues (referred to in Note 2 (Restatement of Previously Issued Condensed Consolidated Financial Statements) to our condensed consolidated financial statements for the three months ended March 31, 2025 as the Investigation). In November 2024, the Company self-reported the Investigation to the Division of Enforcement of the SEC. The Company has since received requests for documents and information from the SEC relating to this matter. The Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York relating to these same issues and has since received additional requests for documents and information relating to this matter. The Company is cooperating with these inquiries. See also Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2025 for additional information.
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
As a result of the misstatements and related material weaknesses, as described in Note 2 (Restatement of Previously Issued Condensed Consolidated Financial Statements) to our condensed consolidated financial statements for the three months ended March 31, 2025, we are and may in the future become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. Additionally, a shareholder derivative lawsuit was filed against us alleging that we violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and our revenue recognition following the announcement of the Investigation and related restatement and we have an additional securities class action lawsuit and shareholder derivative lawsuit based on the same allegations. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement and our failure to timely file our periodic reports with the SEC could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. Our management has devoted and may be required to devote significant time and attention to these matters. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to need to expend our resources to conclude these matters. For further information, see Part II, Item 1,“Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended March 31, 2025.
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
Refer to Note 11 “Income Taxes” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
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
•short sales, hedging, and other derivative transactions involving our common stock; and
•the other factors described in this “Risk Factors” section of this Quarterly Report on Form 10-Q.
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
We evaluated the accounting treatment of (i) our earn-out shares and (ii) 4,312,500 shares of NHIC Class B common stock owned by certain NHIC stockholders which were converted into shares of the Company's stock in connection with the Merger, (the “Founder Shares”) and determined to classify such shares as liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our earn-out and founder shares each reporting period. The amount of such gains or losses could be material.
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
Future sales of a substantial number of our common stock into the public market, particularly sales by our directors and executive officers or by holders of Founder Shares, or the perception that these sales might occur, could cause the market price of our common stock to decline. Certain of the Founder Shares are also subject to certain performance-based vesting provisions where 25% of the Founder Shares will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period. In addition, as of March 31, 2025, we had stock options, restricted stock units (“RSUs”), and market-based stock units (“MSUs”) outstanding that, if fully exercised or vested, would result in the issuance of 31,605,441 shares of our common stock.
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
U.S. Generally Accepted Accounting Principles (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of such change.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2025, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.

(c) Insider trading arrangements.
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39417	3.1	January 31, 2024
10.1#	Form of Market-Based Stock Unit Award Agreement under the 2021 Incentive Award Plan					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
_________________________________
*Filed herewith.
**Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 20, 2025

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ George C. Kutsor
Name:	George C. Kutsor
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)