Form 10-Q
period 2025-06-30
Evolv Technologies Holdings, Inc.
filed 2025-08-14
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2025, there were 171,891,467 shares of Class A common stock, par value $0.0001 per share, outstanding.

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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$36,942	$37,015
Marketable securities	—	14,927
Accounts receivable, net of allowance for expected credit losses of $900 and $734 as of June 30, 2025 and December 31, 2024, respectively	41,802	28,392
Inventory	12,142	16,963
Current portion of contract assets	847	799
Current portion of commission asset	5,592	5,429
Prepaid expenses and other current assets	35,756	17,921
Total current assets	133,081	121,446
Contract assets, noncurrent	845	657
Commission asset, noncurrent	7,331	7,567
Property and equipment, net	125,478	123,661
Operating lease right-of-use assets	13,149	13,993
Other assets	538	735
Total assets	$280,422	$268,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,804	$10,492
Accrued expenses and other current liabilities	38,170	19,508
Current portion of deferred revenue	72,164	64,506
Current portion of operating lease liabilities	2,716	2,203
Current portion of contingent earn-out liability	18,033	—
Total current liabilities	142,887	96,709
Deferred revenue, noncurrent	19,208	20,266
Operating lease liabilities, noncurrent	11,550	12,326
Contingent earn-out liability, non-current	—	12,809
Contingently issuable common stock liability	6,248	4,001
Public warrant liability	7,879	4,297
Total liabilities	187,772	150,408
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 170,626,362 and 159,602,069 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	17	16
Additional paid-in capital	489,684	472,331
Accumulated other comprehensive loss	(163)	(32)
Accumulated deficit	(396,888)	(354,664)
Stockholders’ equity	92,650	117,651
Total liabilities and stockholders’ equity	$280,422	$268,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Revenue:
Product revenue	$2,528	$1,954	$4,850	$3,445
Subscription revenue	20,200	15,655	39,437	29,874
Service revenue	6,686	5,566	13,416	10,818
License fee and other revenue	3,130	2,049	6,848	3,268
Total revenue *	32,544	25,224	64,551	47,405
Cost of revenue:
Cost of product revenue	5,351	2,839	8,535	5,953
Cost of subscription revenue	8,894	6,309	16,790	11,894
Cost of service revenue	1,710	1,147	3,415	2,345
Cost of license fee and other revenue	371	172	443	301
Total cost of revenue	16,326	10,467	29,183	20,493
Gross profit	16,218	14,757	35,368	26,912
Operating expenses:
Research and development	4,737	5,850	9,599	12,246
Sales and marketing	11,736	16,357	22,779	32,216
General and administrative	17,238	14,061	32,210	25,867
Restructuring costs	—	860	2,662	860
Total operating expenses	33,711	37,128	67,250	71,189
Loss from operations	(17,493)	(22,371)	(31,882)	(44,277)
Other (expense) income, net:
Interest expense	—	—	(1)	—
Interest income	224	681	613	1,766
Other income (expense), net	136	(39)	161	(67)
Change in fair value of contingent earn-out liability	(14,200)	16,514	(5,224)	23,413
Change in fair value of contingently issuable common stock liability	(3,900)	3,747	(2,247)	4,274
Change in fair value of public warrant liability	(5,303)	4,886	(3,582)	7,037
Total other (expense) income, net	(23,043)	25,789	(10,280)	36,423
(Loss) income before income taxes	(40,536)	3,418	(42,162)	(7,854)
(Benefit) provision for income taxes	(1)	—	62	—
Net (loss) income	$(40,535)	$3,418	$(42,224)	$(7,854)
Net (loss) income attributable to common stockholders – basic and diluted (Note 12)	$(40,535)	$3,377	$(42,224)	$(7,854)

Weighted average common shares outstanding
Basic	165,252,554	156,473,080	163,042,749	154,774,899
Diluted	165,252,554	171,563,943	163,042,749	154,774,899
Net loss per share
Basic	$(0.25)	$0.02	$(0.26)	$(0.05)
Diluted	$(0.25)	$0.02	$(0.26)	$(0.05)

Net (loss) income	$(40,535)	$3,418	$(42,224)	$(7,854)
Other comprehensive (loss) income
Cumulative translation adjustment	(85)	8	(131)	11
Total other comprehensive (loss) income	(85)	8	(131)	11
Total comprehensive (loss) income	$(40,620)	$3,426	$(42,355)	$(7,843)

*Includes related party revenue of $1.9 million (as restated) and $3.9 million (as restated) for the three and six months ended June 30, 2024, respectively. There was no related party revenue for the three and six months ended June 30, 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	159,602,069	$16	$472,331	$(32)	$(354,664)	$117,651
Issuance of common stock upon net exercise of stock options	281,709	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	3,389,364	—	—	—	—	—
Stock-based compensation cost	—	—	5,125	—	—	5,125
Cumulative translation adjustment	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(1,689)	(1,689)
Balances at March 31, 2025	163,273,142	$16	$477,476	$(78)	$(356,353)	$121,061
Issuance of common stock upon net exercise of stock options	5,628,670	1	6,427	—	—	6,428
Issuance of common stock upon vesting of restricted stock units	1,724,550	—	—	—	—	—
Stock-based compensation cost	—	—	5,781	—	—	5,781
Cumulative translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(40,535)	(40,535)
Balances at June 30, 2025	170,626,362	$17	$489,684	$(163)	$(396,888)	$92,650

Balances at December 31, 2023	151,310,080	$15	$444,825	$(53)	$(300,647)	$144,140
Issuance of common stock upon net exercise of stock options	519,089	1	301	—	—	302
Issuance of common stock upon vesting of restricted stock units	3,527,778	—	—	—	—	—
Stock-based compensation cost	—	—	6,605	—	—	6,605
Cumulative translation adjustment	—	—	—	3	—	3
Net loss (as restated)	—	—	—	—	(11,272)	(11,272)
Balances at March 31, 2024 (as restated)	155,356,947	$16	$451,731	$(50)	$(311,919)	$139,778
Issuance of common stock upon net exercise of stock options	823,047	—	335	—	—	335
Issuance of common stock upon vesting of restricted stock units	1,294,128	—	—	—	—	—
Stock-based compensation cost	—	—	7,679	—	—	7,679
Cumulative translation adjustment	—	—	—	8	—	8
Net income (as restated)	—	—	—	—	3,418	3,418
Balances at June 30, 2024 (as restated)	157,474,122	$16	$459,745	$(42)	$(308,501)	$151,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net loss	$(42,224)	$(7,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,318	7,358
Write-off of inventory and change in inventory reserve	1,794	1,725
Loss on disposal of property and equipment	1,633	—
Stock-based compensation	10,426	13,857
Amortization of premium on marketable securities, net of change in accrued interest	127	181
Non-cash lease expense	844	728
Change in allowance for expected credit losses	166	203
Change in fair value of earn-out liability	5,224	(23,413)
Change in fair value of contingently issuable common stock	2,247	(4,274)
Change in fair value of public warrant liability	3,582	(7,037)
Changes in operating assets and liabilities
Accounts receivable	(13,325)	(14,067)
Inventory	6,141	(10,042)
Commission assets	73	(521)
Contract assets	(236)	237
Other assets	197	337
Prepaid expenses and other current assets	(18,849)	(2,957)
Accounts payable	6,120	(1,653)
Deferred revenue	6,205	10,271
Accrued expenses and other current liabilities	18,374	(46)
Operating lease liability	(263)	(765)
Net cash used in operating activities	(426)	(37,732)
Cash flows from investing activities:
Development of internal-use software	(3,112)	(3,112)
Purchases of property and equipment	(15,299)	(21,618)
Purchases of marketable securities	(9,875)	(14,567)
Proceeds from maturities of marketable securities	24,675	44,918
Net cash (used in) provided by investing activities	(3,611)	5,621
Cash flows from financing activities:
Proceeds from exercise of stock options	4,095	636
Net cash provided by financing activities	4,095	636
Effect of exchange rate changes on cash and cash equivalents	(131)	11
Net decrease in cash, cash equivalents and restricted cash	(73)	(31,464)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	37,015	67,437
Cash, cash equivalents and restricted cash at end of period	$36,942	$35,973
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$3,297	$468
Capital expenditures incurred but not yet paid	4,340	3,407
Capitalization of stock compensation	480	427
Operating lease liabilities arising from obtaining right-of-use assets	—	1,694
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36,942	$35,698
Restricted cash, noncurrent	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$36,942	$35,973
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

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its wholly owned subsidiaries, which include Evolv Technologies, Inc., Evolv Technologies UK Ltd. (“Evolv UK”) and Give Evolv LLC. References to “NHIC” refer to our legal predecessor, a special-purpose acquisition company, prior to the consummation of our business combination on July 16, 2021 (the “Merger”), and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger. The Merger was contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc., NHIC, and Legacy Evolv, as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 (as amended, the “Merger Agreement”).

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
Liquidity and capital resources
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of June 30, 2025, the Company had $36.9 million in cash, cash equivalents, and marketable securities. The Company incurred a net loss of $42.2 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively. The Company incurred cash outflows from operating activities of $0.4 million and $37.7 million during the six months ended June 30, 2025 and 2024, respectively. The Company expects to continue to generate losses for the foreseeable future.
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
On July 29, 2025, the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's subscription sales model. The MidCap Credit Agreement provides for an initial $30.0 million term loan facility, a $30.0 million delayed draw facility (available for drawdown during the two-year period following the closing date), and a $15.0 million revolving line

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of credit, each with a term of five years (collectively, the "Senior Secured Credit Facilities"). At closing, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs incurred in connection with the closing of MidCap Credit Agreement. See Note 17, Subsequent Events for additional information.
The Company expects its cash, cash equivalents, and marketable securities of $36.9 million as of June 30, 2025, together with cash it expects to generate from future operations and borrowing availability under the Senior Secured Credit Facilities, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company expects to continue to strategically and carefully invest in various areas of the business to support that growth.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
During the three months ended March 31, 2025, the Company began classifying restructuring charges, which includes termination charges arising from severance obligations, incremental non-cash expense, and other customary employee benefit payments in connection with a reduction in force, within restructuring costs on the condensed consolidated statements of operations and comprehensive loss, whereas the restructuring costs for these services had previously been included in cost of service revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses. These reclassifications were made to align the presentation of restructuring charges with the Company's internal reporting and analysis. The reclassifications increased gross profit by $0.2 million for both the three and six months ended June 30, 2024 and did not impact total loss from operations or total net loss for any period. Prior year amounts included in this Quarterly Report on Form 10-Q have been reclassified to conform to the current presentation.
For both the three and six months ended June 30, 2024, the reclassifications resulted in an increase in restructuring costs of $0.9 million, and a corresponding decrease in cost of service revenue, sales and marketing expenses, and general and administrative expenses of $0.2 million, $0.7 million, and less than $0.1 million, respectively.

2. Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated herein our condensed consolidated financial statements for the three and six months ended June 30, 2024. We have also restated impacted amounts within the accompanying notes to the condensed consolidated financial statements, as applicable. The restatement of our condensed consolidated financial statements for the three and six

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
months ended June 30, 2024 was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The impact of the correction of the misstatements on the condensed consolidated statements of stockholders' equity were solely within net loss for errors impacting accumulated deficit. Errors impacting accumulated paid in capital were limited to periods prior to December 31, 2023 and therefore only impact the opening balance in the condensed consolidated statements of stockholders' equity for the periods ended March 31, 2024 and June 30, 2024.
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
(2) Relates to the following adjustments: ADJ 3 = ($464), ADJ 4 = ($62)
3. Summary of Significant Accounting Policies

Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in our 2024 Form 10-K. Except for the partner rebate program and the estimates used to determine the grant date valuation for certain market-based stock units (“MSUs”), as described below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.
Partner Rebate Program
For the fiscal year 2025, the Company implemented a channel partner rebate program (the “Rebate Program”) for eligible resellers. Under the Rebate Program, eligible resellers that attain at least 25% of their current fiscal year total contract value (“TCV”) target (“Annual Target”) in a given quarter are eligible for a rebate based upon a percentage of their TCV for that quarter. In addition, resellers that meet their Annual Target are eligible for a one-time rebate based upon a percentage of their total fiscal year TCV, applied as a credit in the subsequent fiscal year. All rebates are issued as credits against future purchases, and no cash rebates are paid. Unused rebate credits are forfeited in the event of a reseller agreement termination.
The Company recognizes an accrued liability related to the Rebate Program in accrued expenses and other current liabilities in our condensed consolidated balance sheets and recognizes the rebates as reduction of revenue.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendment in ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. Early adoption is permitted, and this amendment is applied prospectively. ASU 2025-05 is effective for all annual periods beginning after December 15, 2025 and interim periods within those annual periods. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.
4. Marketable Securities
All marketable securities fully matured as of June 30, 2025. Marketable securities as of December 31, 2024 consisted of the following:

	December 31, 2024
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$14,927	$—	$14,927
Total marketable securities	$14,927	$—	$14,927
Marketable securities at December 31, 2024 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the three and six months ended June 30, 2025 and 2024. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive loss.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,422	$—	$—	$15,422
Treasury bills	—	2,999	—	2,999
	$15,422	$2,999	$—	$18,421
Liabilities:
Contingent earn-out liability	$—	$—	$18,033	$18,033
Contingently issuable common stock liability	—	—	6,248	6,248
Public Warrant liability	7,879	—	—	7,879
	$7,879	$—	$24,281	$32,160

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,946	$—	$—	$28,946
Treasury bills	—	27,417	—	27,417
	$28,946	$27,417	$—	$56,363
Liabilities:
Contingent earn-out liability	$—	$—	$12,809	$12,809
Contingently issuable common stock liability	—	—	4,001	4,001
Public Warrant liability	4,297	—	—	4,297
	$4,297	$—	$16,810	$21,107
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of June 30, 2025, U.S. treasury bills with maturities less than 3 months, which totaled $3.0 million, are included in cash and cash equivalents. As of December 31, 2024, U.S. treasury bills with maturities less than 3 months, which totaled $12.5 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $14.9 million, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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
During each of the six months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 3 of our consolidated financial statements of our 2024 Form 10-K. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of June 30, 2025, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of June 30, 2025 were as follows: 85% expected stock price volatility, a risk-free rate of return of 4.2%, a 15% likelihood of change in control and a remaining term of 0.7 years. The assumed likelihood of change in control was reduced to 15% as of June 30, 2025 from 25% as of March 31, 2025, reflecting the shortened remaining term of less than one year.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2024	$12,809
Change in fair value	5,224
Balance at June 30, 2025	$18,033
The increase in fair value of the contingent earn-out liability is primarily due to the increase in the Company's current stock price.
Valuation of Contingently Issuable Common Stock
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares will vest upon the Company achieving certain milestones as described in Note 3 of our consolidated financial statements of our 2024 Form 10-K. The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of June 30, 2025, no milestones have been achieved.
The fair value of the contingently issued common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of June 30, 2025 were as follows: 82.5% expected stock price volatility, a risk-free rate of return of 3.9%, a 25% likelihood of change in control and a remaining term of 1.0 years.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2024	$4,001
Change in fair value	2,247
Balance at June 30, 2025	$6,248
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of June 30, 2025, 14,324,893 Public Warrants are outstanding.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2024	$4,297
Change in fair value	3,582
Balance at June 30, 2025	$7,879
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2025:

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$5,193	$—	$—	$5,193
Subscription revenue	81,278	65,764	55,269	202,311
Service revenue	29,277	20,787	17,148	67,212
License fee and other revenue	440	99	196	735
Total revenue	$116,188	$86,650	$72,613	$275,451
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of June 30, 2025 and December 31, 2024, the Company had $0.8 million and $0.8 million in current portion of contract assets and $0.8 million and $0.7 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $19.4 million and $44.1 million during the three and six months ended June 30, 2025, respectively, that was included in the December 31, 2024 deferred revenue balance. The Company recognized revenue of $13.8 million (as restated) and $30.7 million (as restated) during the three and six months ended June 30, 2024, respectively, that was included in the December 31, 2023 deferred revenue balance.

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2024	$84,772
Revenue recognized in relation to the beginning of the year contract liability balance	(44,110)
Revenue deferred	50,710
Balance at June 30, 2025	$91,372
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Interest income on lease receivables	$27	$41	$56	$83
Lease income - operating leases	20,200	15,655	39,437	29,874
Total lease revenue	$20,227	$15,696	$39,493	$29,957
The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties was $0.3 million and $0.6 million during the three and six months ended June 30, 2024, respectively. There was no revenue related to leases entered into with related parties during the three and six months ended June 30, 2025.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Product revenue	$2,528	$1,954	$4,850	$3,445
Subscription revenue	20,200	15,655	39,437	29,874
Service revenue	6,686	5,566	13,416	10,818
License fees	2,291	1,717	5,494	2,441
Professional services and other revenue	839	332	1,354	827
Total revenue	$32,544	$25,224	$64,551	$47,405

Partner Rebate Program
As discussed in Note 3, Summary of Significant Accounting Policies, the Company implemented a new Rebate Program for eligible resellers. As of June 30, 2025, the Company has accrued $0.4 million related to the Rebate Program, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets. As a substantial amount of the Company's revenue with eligible resellers is recognized over-time, the Company recognized less than $0.1 million and $0.2 million of current portion of contract asset and contract asset, noncurrent in our condensed consolidated balance sheets, respectively, as of June 30, 2025 and recognized $0.1 million and $0.2 million as reduction of revenue for the three and six months ended June 30, 2025, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commissions
The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $12.9 million and $13.0 million as of June 30, 2025 and December 31, 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized commission expense of $1.8 million and $1.6 million (as restated), respectively. During the six months ended June 30, 2025 and 2024, the Company recognized commission expense of $3.3 million and $2.9 million (as restated), respectively.

Leases
As of June 30, 2025, future minimum noncancelable payments related to leases of the Company's equipment are as follows (in thousands):

Year Ending December 31:
2025 (six months remaining)	$41,984
2026	74,372
2027	53,103
2028	26,720
2029	5,872
Thereafter	260
$202,311
7. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2024	$(734)
Provisions	(166)
Write-offs, net of recoveries	—
Balance at June 30, 2025	$(900)
8. Inventory
Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$7,170	$4,362
Finished goods
Finished goods inventory	4,798	12,153
Uninstalled inventory	174	448
Total	$12,142	$16,963

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
9. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computers and telecom equipment	$2,094	$2,064
Lab equipment	5,531	5,564
Furniture and fixtures	111	111
Leasehold improvements	607	607
Leased equipment	125,781	112,078
Capitalized software	17,885	14,555
Sales demo equipment	2,989	3,649
Vehicles	604	604
Equipment held for lease[1]	11,252	17,347
Construction in progress	668	477
	167,522	157,056
Less: Accumulated depreciation and amortization	(42,044)	(33,395)
	$125,478	$123,661
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of June 30, 2025 and December 31, 2024, the net book value of capitalized software was $12.7 million and $11.1 million, respectively. These amounts include $2.1 million and $1.7 million of capitalized stock compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $5.8 million and $3.9 million (as restated) for the three months ended June 30, 2025 and 2024, respectively, which included amortization expense of capitalized software of $0.9 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense related to property and equipment was $11.3 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively, which included amortization expense of capitalized software of $1.8 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	June 30, 2025	December 31, 2024
Leased equipment	$125,781	$112,078
Accumulated depreciation	(31,862)	(25,726)
Leased equipment, net	$93,919	$86,352
Depreciation expense related to leased equipment was $4.3 million and $3.2 million during the three months ended June 30, 2025 and 2024, respectively. Depreciation expense related to leased equipment was $8.4 million and $6.0 million (as restated) during the six months ended June 30, 2025 and 2024, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded losses of $1.3 million and $1.6 million from disposals of property and equipment during the three and six months ended June 30, 2025, respectively, primarily related to the disposal of previously leased Evolv Express systems, which were recorded in cost of subscription revenue. The Company did not record any loss from disposal of property and equipment during the three and six months ended June 30, 2024.
10. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2024. No option grants were issued during the six months ended June 30, 2025.

Six Months Ended June 30,
2024
Risk-free interest rate	4.1%
Expected term (in years)	6.1
Expected volatility	90.0%
Expected dividend yield	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2024 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2024	18,125,937	$1.18
Granted	—	—
Exercised	(5,948,881)	1.10
Forfeited	(525,981)	3.61
Expired	(20,306)	3.63
Outstanding as of June 30, 2025	11,630,769	$1.11
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2024:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2024	12,115,657	$3.50
Granted	7,120,531	3.53
Vested	(5,113,914)	3.31
Forfeited	(3,539,790)	3.73
Nonvested as of June 30, 2025	10,582,484	$3.54

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market-based Stock Units
During the six months ended June 30, 2025, the Company granted market-based stock units ("MSUs") for which the vesting conditions consist of market-based vesting conditions, determined by the Company's level of achievement of pre-established parameters relating to the performance of the Company's stock price as set by the Board as well as service-based vesting conditions. Vesting may range from 0% to 200% of the target MSUs granted, based on the achievement of specified market conditions. The awards will be measured at each anniversary of the grant date and will vest following the completion of a performance period, which is generally three years unless shortened in the event of a change in control.
Compensation expense for MSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest date, regardless of level of achievement of the market conditions. The fair value of the awards were estimated based on a Monte Carlo simulation model applying the following key assumptions, on a weighted average basis:

Six Months Ended June 30,
2025
Risk-free interest rate	3.9%
Expected term (in years)	3.0
Expected volatility	90.5%
Expected dividend yield	0.0%
The following table summarizes the Company's market-based stock units activity since December 31, 2024:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2024	—	$—
Granted	1,755,370	5.14
Vested	—	—
Forfeited	(85,227)	4.40
Nonvested as of June 30, 2025	1,670,143	$5.17
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
As of June 30, 2025, 117,423 Finback Common Stock Warrants were exercisable at a total aggregate intrinsic value of $0.7 million, and there were no Finback Common Stock Warrants that were unvested, given the expiration of the 1-year tail period on January 1, 2024. The Company recognized compensation expense for the Finback Common Stock Warrants when the warrants vested based on meeting the specified sales criteria. During the three and six months ended

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2025 and 2024, there was no stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Cost of revenue	$282	$173	$501	$311
Research and development	1,154	1,222	2,269	2,124
Sales and marketing	1,710	2,724	2,758	5,683
General and administrative	2,401	3,308	4,373	5,739
Restructuring costs	$—	$—	$525	$—
Total stock-based compensation expense	$5,547	$7,427	$10,426	$13,857
11. Income Taxes
The Company regularly evaluates the realizability of its deferred tax assets by considering all available positive and negative evidence, including consideration of future taxable income. Primarily due to the Company’s history of incurred net losses, the Company maintains a full valuation allowance against its deferred tax assets, as it is not more likely than not that these assets will be realized. Thus, the Company has not recognized material provisions or benefits for income taxes.
The Company’s tax provision and resulting effective tax rate for interim periods are determined using the estimated annual effective tax rate (“AETR”), which is updated each quarter and adjusted for discrete items recognized in the period. For the three and six months ended June 30, 2025, the AETR reflects expected taxable income of Evolv UK, consistent with its intercompany transfer pricing policy. The forecast is consistent with year-to-date actual results through June 30, 2025, and excludes any mark-to-market adjustments. While the overall tax provision remains immaterial due to the Company's full valuation allowance, a portion of the prior-year net operating losses of Evolv UK expected to be utilized is subject to uncertainty. As a result, a corresponding unrecognized tax benefit has been included within the AETR.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. While the Company continues to evaluate the potential impact of the OBBBA on its consolidated financial statements, due to its full valuation allowance position on U.S. deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from Evolv UK, the Company does not expect the OBBBA to have a material impact on its financial position, results of operations, or effective tax rate.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Net (Loss) Income per Share
Basic and diluted net (loss) income per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Numerator:
Net (loss) income	$(40,535)	$3,418	$(42,224)	$(7,854)
Reallocation of net income attributable to participating securities	—	(41)	—	—
Net (loss) income attributable to common stockholders – basic and diluted	$(40,535)	$3,377	$(42,224)	$(7,854)

Denominator:
Weighted average common shares outstanding – basic	165,252,554	156,473,080	163,042,749	154,774,899
Weighted average effect of potentially dilutive securities:
Stock options	—	13,047,919	—	—
Restricted stock units	—	1,940,411	—	—
Finback Common Stock Warrants	—	102,533	—	—
Total potentially dilutive securities	—	15,090,863	—	—
Weighted average common shares outstanding – diluted	165,252,554	171,563,943	163,042,749	154,774,899
Net (loss) income per share attributable to common stockholders - basic	$(0.25)	$0.02	$(0.26)	$(0.05)
Net (loss) income per share attributable to common stockholders - diluted	$(0.25)	$0.02	$(0.26)	$(0.05)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options issued and outstanding	11,630,769	7,237,746	11,630,769	21,681,791
Public Warrants to purchase common stock	14,324,893	14,324,893	14,324,893	14,324,893
Warrants to purchase common stock (Finback)	117,423	—	117,423	117,423
Unvested restricted stock units	10,582,484	8,843,186	10,582,484	16,117,388
Unvested market-based stock units*	1,670,143	—	1,670,143	—
Earn-out shares*	15,000,000	15,000,000	15,000,000	15,000,000
Contingently issuable common stock*	1,897,500	1,897,500	1,897,500	1,897,500
	55,223,212	47,303,325	55,223,212	69,138,995
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. (“Motorola”), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. While the partnership agreement is still in effect, effective in the fourth quarter of 2024, Motorola is no longer considered a related party. During the three and six months ended June 30, 2024, revenue from Motorola's distributor services was $1.9 million (as restated) and $3.9 million (as restated), respectively.
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
General Litigation
On March 25, 2024 and November 1, 2024, putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts. On December 13, 2024, the Court consolidated the two lawsuits into one action (the “Class Action”), pursuant to which a consolidated amended complaint was filed against the Company, certain former executives, a current director, and individuals associated with NewHold Investment Corp. Lead Plaintiff Robert Falk and additional plaintiffs Chris Williams, Tim R. Carrillo and Chris Swanson (“Class Action Plaintiffs”) allege that the Company violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and the Company’s revenue recognition. The Class Action Plaintiffs seek various forms of relief, including compensatory damages, reasonable costs and expenses, attorneys’ fees, and expert fees. The

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company filed its motion to dismiss the Class Action on March 28, 2025, and the Class Action Plaintiffs filed their opposition to the motion to dismiss on June 24, 2025. On June 30, 2025, the Court issued an order staying the Class Action, including disposition on the motion to dismiss, pending settlement negotiations.
On November 12, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Massachusetts (the “Massachusetts Derivative Action”). The Massachusetts Derivative Action is a consolidation of two shareholder derivative lawsuits based on the same allegations in the Class Action, and filed against certain former and current officers and directors, and nominally against the Company. Plaintiff Bonnie Maas, derivatively on behalf of nominal defendant the Company, brought claims for breach of fiduciary duty, violation of federal securities law, unjust enrichment, waste of corporate assets, and gross mismanagement, seeking monetary damages, including restitution and fees, equitable relief, and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures. The Massachusetts Derivative Action is stayed pending the outcome of the motion to dismiss in the Class Action or a final order dismissing the Class Action with prejudice.
On March 10, 2025, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “Delaware Derivative Action”). The Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers, and nominally against the Company. Plaintiff Steve Bersch, derivatively on behalf of nominal defendant Evolv, brought claims for breach of fiduciary duty, unjust enrichment, and insider trading, seeking various forms of relief, including equitable relief, monetary damages, including restitution and fees, and a declaratory judgment. The Delaware Derivative Action is stayed pending the outcome of the motion to dismiss in the Class Action or a final order dismissing the Class Action with prejudice.
The Company expects to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received. We cannot reasonably estimate a range of possible losses at this time for the derivative lawsuits, as the proceedings remain in the early stages, alleged damages have not been specified, and the derivative actions are stayed. For these reasons, the Company has not recorded a loss contingency liability for the derivative lawsuits as of June 30, 2025. On August 5, 2025, the parties to the Class Action engaged in mediation and reached a settlement in principle in the amount of $15.0 million, which is subject to negotiation of definitive documentation and court approval, of which the Company estimated that $14.0 million would be funded by D&O insurance. As of June 30, 2025, the Company recognized a settlement accrual of $15.0 million and an estimated insurance recovery of $14.0 million, which are included in accrued expenses and other current liabilities and prepaid and other current assets in the condensed consolidated balance sheets, respectively. The Company recognized the net $1.0 million as an estimated loss in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss for both the three and six months ended June 30, 2025.
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
As part of the Order, the Company agreed to offer a limited number of its K-12 education customers the option to cancel the remainder of their current contracts during a 60-day cancellation period. 65 education customers were offered the cancellation period, and of these, 5 customers representing 24 Evolv Express systems elected to cancel their contracts with the Company. Amounts that customers had paid to the Company related to portions of their contracts that were cancelled are required to be returned to the customer, but these amounts were immaterial for the year ended December 31, 2024 and therefore the Company did not book a liability in its consolidated financial statements. There is no impact to revenue or cost of revenue amounts for the three and six months ended June 30, 2025, as revenue continued to be

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized on these deals through the cancellation dates of each contract, all of which were in June 2025, and all systems have been removed from our subscription base as of June 30, 2025. The Company determined that $0.9 million of its revenues previously expected to be recognized over the next two years related to performance obligations that were unsatisfied (or partially satisfied) as of the effective date of the Order were impacted by the cancellations, which has been excluded from the remaining performance obligations disclosed in Note 6 Revenue Recognition.
As previously disclosed, in February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”), requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation.
As previously reported, the Company self-reported the Investigation to the Division of Enforcement of the SEC. The Company has since received requests for documents and information from the SEC relating to this matter. The Company is cooperating with this investigation. On November 1, 2024, the Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York ("DOJ") relating to these same issues, and has since received additional requests for documents and information relating to this matter. By letter dated August 7, 2025, the DOJ informed the Company that the Company is no longer the subject of a DOJ investigation.
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
Any resolution or litigation with the SEC or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate, but we have not accrued a loss pertaining to SEC matter. In addition to the expected insurance recovery discussed above related to the Class Action litigation, the Company's defense costs for counsel and consultants in connection with the securities litigation and the related SEC and DOJ matter, including certain expenses that have previously been paid, are also expected to be reimbursed. As of June 30, 2025, the Company recognized an estimated loss recovery related to insurance coverage for these matters of $1.7 million and $5.6 million for the three and six months ended June 30, 2025, respectively, which was recorded as a reduction of general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025, $0.9 million of these recoveries have been paid out by the Company's insurance provider. The $4.7 million remaining estimated recovery is included in prepaid and other current assets in the condensed consolidated balance sheets as of June 30, 2025. This amount reflects costs that have been confirmed covered by the Company’s insurance providers, as well as an estimate of other claims the Company has determined are probable of recovery. $4.1 million of recoveries were paid out in July 2025. As it relates to these losses for which the Company has determined recovery to be probable, the Company cannot provide any assurance that additional costs related to these matters will not exceed the limits of its insurance policies, that other such claims, for which a loss recovery could not be estimated, are covered by the terms of its insurance policies or that its insurance carrier will be able to cover all related claims. There can be no assurance as to the timing or the terms of the ultimate outcome of these investigations or their potential effect, if any, on us or our results of operations. We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received, net of estimated insurance recoveries. There can be no assurance whether there will be further information requests or potential enforcement action or litigation, which is necessarily uncertain.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Segment revenue	$32,544	$25,224	$64,551	$47,405
Less:
Employee expense	15,739	17,819	32,108	35,660
Travel and expense	1,101	1,674	1,892	3,188
Capitalized R&D expense	(1,361)	(1,568)	(2,850)	(3,022)
Stock-based compensation expense[1]	5,547	7,427	9,901	13,857
Other non-recurring expenses[2]	6,812	2,287	10,373	3,967
Consulting and contract staffing	3,046	3,120	6,323	6,436
Software subscriptions	1,569	1,637	3,104	3,095
Depreciation and amortization	5,790	3,901	11,319	7,358
Restructuring costs	—	860	2,662	860
Disposal of property and equipment	1,312	—	1,633	—
Other cost of revenue	6,894	5,261	12,014	9,274
Other operating expenses	3,588	5,177	7,954	11,009
Other segment items[3]	23,042	(25,789)	10,342	(36,423)
Segment net (loss) income	$(40,535)	$3,418	$(42,224)	$(7,854)

1 Excludes incremental expense related to modified awards included in the Restructuring costs line. See Note 16, Restructuring Charges for additional information.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2 For the three and six months ended June 30, 2025, includes consulting and legal fees related to the Investigation (as defined in Note 2) and related matters, additional audit fees incurred in connection with the restatement of prior period financial statements, net of estimated insurance recoveries, as well as estimated net losses related to ongoing legal matters. For the three and six months ended June 30, 2024, includes costs associated with adverse non-cancellable inventory purchase commitments and severance expense.
3 Refer to Total other (expense) income, net and (Benefit) provision for income taxes in the condensed consolidated statements of operations and comprehensive loss.
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
All actions related to the reduction in force were completed by March 31, 2025, with the exception of certain severance obligations that are payable over various periods through November 2025 under the Company's Severance And Change In Control Plan.
To align the presentation of restructuring charges, the Company reclassified the comparative financial statements for the three and six months ended June 30, 2024. For both the three and six months ended June 30, 2024, the reclassifications resulted in an increase in restructuring costs of $0.9 million, and a corresponding decrease in cost of service revenue, sales and marketing expenses, and general and administrative expenses of $0.2 million, $0.7 million, and less than $0.1 million, respectively. The prior year activity was limited in scope, and the reclassifications did not impact total loss from operations or total net income (loss). All actions related to the prior year reduction in force were completed by June 30, 2024.
The following table summarizes the liabilities recognized in relation to the cash obligations from reduction in force, which are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets (in thousands):

Balance at December 31, 2023	$—
Charges incurred	860
Cash payments	(860)
Balance at December 31, 2024	—
Charges incurred	2,137
Cash payments	(1,849)
Balance at June 30, 2025	$288
17. Subsequent Events
Senior Secured Credit Facilities
As described in Note 2, on July 29, 2025, the Company entered into the $75.0 million MidCap Credit Agreement, the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company's subscription sales model. The MidCap Credit Agreement provides for the Senior Secured Credit Facilities, which include an initial $30.0 million term loan facility, a $30.0 million delayed draw facility (available for drawdown during the two-year period following the closing date), and a $15.0 million revolving line of credit, each with a term of five years. At closing, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs incurred in connection with the closing of MidCap Credit Agreement.
The Senior Secured Credit Facilities are guaranteed by the Company, and in the future, may be guaranteed by certain material subsidiaries. The Senior Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company. The borrowings under the Senior Secured Credit Facilities bear interest at a fluctuating rate per annum equal to (x) a base rate determined by reference to the higher of (1) the prime rate of Wells Fargo and (2) 2.00% or (y) Term Secured Overnight Financing Rate (“Term SOFR”), in each case, plus an applicable margin calculated based on earnings before interest, taxes, depreciation, and amortization (“EBITDA”). At closing, the applicable margin on Term SOFR loans was 5.25%. Interest and principal are payable monthly. The term loan facilities require interest-only payments during the initial 48-month period, with principal repayment amortized on a straight-line basis over the remaining 12 months of the term.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary affirmative and negative covenants, including a minimum annual recurring revenue covenant, a minimum EBITDA covenant that takes effect on the second anniversary of the closing date, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to customary reporting requirements of periodic financial results.
Departure of Officer
On August 13, 2025, Mr. Michael Ellenbogen, Chief Innovation Officer and a member of the Board of Directors (the “Board”) of the Company, informed the Company that he would be resigning as Chief Innovation Officer, effective as of September 5, 2025, citing new time commitments. Mr. Ellenbogen’s decision to resign is not due any disagreements with the Company. Mr. Ellenbogen will continue to serve as a member of the Board and will be eligible to receive compensation as a non-employee director pursuant to the Company's Director Compensation Policy.

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
Restatement of Prior Period Financial Statements
We have restated our previously issued condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. In addition, we have restated certain previously reported financial information for the three and six months ended June 30, 2024 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our condensed consolidated financial statements.
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
Our innovative technology is designed to enhance security and provide an efficient, positive visitor and customer security experience. In addition to screening capabilities, our solution includes Evolv Insights®, a powerful software analytics dashboard that allows customers to comprehensively review, analyze, and gather insights from the Evolv Express screening systems at their various venues or facility locations. Available data includes visitor arrival patterns, throughput volumes, system detection performance, alarm statistics, weapons detected and detection settings. Our customers can leverage this data to inform their security operations, while providing end-users with an approachable security experience.

Our products, which are offered to our customers primarily under a multi-year subscription model, provide predictable revenue streams for us in addition to value for our customers.
We are focused on delivering value in the spaces in and around the physical threshold of venues and facilities while offering the ability for connected layers of security. We believe that digitally transforming the visitor experience at the entry point to venues and facilities will be a critically important innovation in physical security. We believe that our solutions will not only help make venues and facilities safer and more enjoyable, but also more efficient, and more informed about their visitors’ and security team needs.
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

Sales Mix, Pricing, Product Cost and Margins
We sell our solutions under two primary sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware outright, we offer our “distributor licensing” model based on the Distribution and License Agreement we entered into with Columbia Tech in March of 2023. Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, currently serves as our primary contract manufacturer. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, which contracts directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment. Columbia Tech pays us a hardware license fee for each system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. In addition to our two primary sales models, end-user customers also have the option of purchasing our hardware outright directly from us through our “purchase subscription” model, and we expect this will displace much of the "distributor licensing" model in the coming months. We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments. We have been experiencing a growing mix of customers adopting our pure subscription model, which reduces upfront revenue recognition in favor of building a more predictable recurring revenue base and our purchase subscription model, which has more product revenue and no license fee revenue.

Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions. While adoption of our products has primarily been within the United States to date, we expect increased adoption of our products in foreign markets in the near future as we explore expansion into international markets. Pricing may vary by region or vertical market due to market-specific dynamics. As a result, our financial performance depends, in part, on the mix of sales, bookings, and business in different markets during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce AI-powered security screening solutions to our customers.
Development and Commercialization of our Products
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $64.6 million and $47.4 million for the six months ended June 30, 2025 and 2024, respectively. We generated a net loss of $42.2 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations and our Senior Secured Credit Facilities. See “Liquidity and Capital Resources” as well as “Risks Related to Our Financial Condition and Liquidity” for more information. Additionally, as discussed in Note 14, Commitments and Contingencies, to our condensed consolidated financial statements for the three and six months ended June 30, 2025, we are involved in certain legal proceedings, including government investigations. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company, may differ materially from our current estimates.
Components of Results of Operations
Revenue
We derive revenue from (1) subscription arrangements generally accounted for as operating leases, including SaaS and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers either by Evolv or by Columbia Tech pursuant to the Distribution and License Agreement, (4) license fees related to the Distribution and License Agreement, and (5) professional services, including installation, training, and event support. Maintenance consists of preventative maintenance, technical support, bug fixes, and when-and-if available threat updates. Our arrangements are generally noncancelable and nonrefundable after shipment to the customer. Revenue is recognized net of sales tax. We have been experiencing a growing mix of customers adopting our pure subscription model, which reduces upfront revenue recognition in favor of building a more predictable recurring revenue base.
Product Revenue
We derive a portion of our revenue from the sale of our Evolv Express and eXpedite equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We anticipate future growth in product revenue as more customers purchase systems through our direct purchase subscription model.
Subscription Revenue
Subscription revenue consists of revenue derived from leasing Evolv Express and eXpedite systems to our customers. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.
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
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to Evolv Express and eXpedite systems sold to customers. Customers generally pay either a quarterly or annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years.
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the condensed consolidated statements of operations and comprehensive loss. We anticipate license fee and other revenue to decrease going forward as more customers purchase systems through our purchase subscription model.
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
We expect our gross margins to fluctuate over time based on the following factors:
•Mix of sales between our pure subscription, purchase subscription, and distributor licensing models;
•Market conditions that may impact our pricing;
•Product mix changes between established products and new products;
•Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;
•Our ability to maintain our costs on the components that go into the manufacture of our products; and
•Write-offs of inventory.
We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our gross profit and gross margin in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments. We currently expect gross margins in the near term to decrease due to certain significant opportunities in our pipeline that are expected to be fulfilled through our purchase subscription model.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will decrease for the year ending December 31, 2025 compared to the year ended December 31, 2024 as a result of certain cost cutting measures we have taken, including the reduction in force implemented in January 2025.
General and Administrative
General and administrative expenses consist primarily of personnel related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance, net of any probable and reasonably estimable insurance recoveries or received insurance recoveries. During the year ended 2024, we experienced a significant increase in general and administrative expenses, primarily for legal fees and consulting expenses, as a result of the Investigation and related actions, as described in Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements. This increased level of expenses continued through the second quarter of 2025. As such actions have been completed, we expect our general and administrative expenses to decrease in the second half of 2025 and to remain consistent at more normalized levels thereafter.

Restructuring Costs
Restructuring costs consists of termination charges arising from severance obligations, incremental non-cash expense related to extended eligibility for the vesting of certain equity awards, and other customary employee benefit payments in connection with a reduction in force. See Note 16, Restructuring Charges for additional information.
The restructuring charges, which had previously been included in cost of service revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses, has been reclassified for prior periods to restructuring costs on the condensed consolidated statements of operations and comprehensive loss. See “Reclassifications” below and Note 1 for additional information.
Interest Expense
Interest expense includes cash interest paid on long-term debt and amortization of deferred financing fees and costs.
Interest Income
Interest income relates to interest earned on money market funds and treasury bills, and interest earned on our lease receivables for our Evolv Express systems recognized as sales-type leases.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. While we continue to evaluate the potential impact of the OBBBA on our consolidated financial statements, due to our full valuation allowance position on U.S. deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from Evolv Technologies UK Ltd., we do not expect the OBBBA to have a material impact on our financial position, results of operations, or effective tax rate.
Reclassifications
During the three months ended March 31, 2025, the Company began classifying restructuring charges, which includes termination charges arising from severance obligations, incremental non-cash expense, and other customary employee benefit payments in connection with a reduction in force, within restructuring costs on the condensed consolidated statements of operations and comprehensive loss, whereas the restructuring costs for these services has previously been included in cost of service revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses. These reclassifications were made to align the presentation of restructuring charges with the Company's internal reporting and analysis. See Note 1, Nature of the Business and Basis of Presentation for additional information.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
		(Restated)
Revenue:
Product revenue	$2,528	$1,954	$574	29%
Subscription revenue	20,200	15,655	4,545	29
Service revenue	6,686	5,566	1,120	20
License fee and other revenue	3,130	2,049	1,081	53
Total revenue	32,544	25,224	7,320	29
Cost of revenue:
Cost of product revenue	5,351	2,839	2,512	88
Cost of subscription revenue	8,894	6,309	2,585	41
Cost of service revenue	1,710	1,147	563	49
Cost of license fee and other revenue	371	172	199	116
Total cost of revenue	16,326	10,467	5,859	56
Gross profit	16,218	14,757	1,461	10
Operating expenses:
Research and development	4,737	5,850	(1,113)	(19)
Sales and marketing	11,736	16,357	(4,621)	(28)
General and administrative	17,238	14,061	3,177	23
Restructuring costs	—	860	(860)	(100)
Total operating expenses	33,711	37,128	(3,417)	(9)
Loss from operations	(17,493)	(22,371)	4,878	22
Other (expense) income, net:
Interest income	224	681	(457)	(67)
Other income (expense), net	136	(39)	175	449
Change in fair value of contingent earn-out liability	(14,200)	16,514	(30,714)	(186)
Change in fair value of contingently issuable common stock liability	(3,900)	3,747	(7,647)	(204)
Change in fair value of public warrant liability	(5,303)	4,886	(10,189)	(209)
Total other (expense) income, net	(23,043)	25,789	(48,832)	(189)
(Loss) income before income taxes	$(40,536)	$3,418	$(43,954)	(1286)%
Benefit for income taxes	$(1)	$—	$(1)	*
Net (loss) income	$(40,535)	$3,418	$(43,953)	(1286)%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 63 new customers during the three months ended June 30, 2025, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations as well as expanding their fleet with our Evolv eXpedite offering, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
		(Restated)
Product revenue	$2,528	$1,954	$574	29%
Cost of product revenue	$5,351	$2,839	$2,512	88%
Gross loss - Product revenue	$(2,823)	$(885)	$(1,938)	(219)%
Gross profit margin - Product revenue	(112)%	(45)%	N/A	(66)%
The increases in product revenue and cost of product revenue are primarily due to an increased utilization of our purchase subscription model, in which the customers purchase Evolv Express and Evolv eXpedite systems directly from us, for the three months ended June 30, 2025 compared to the prior year period. The decrease in product gross profit margin was due to a $1.4 million increase in inventory reserves on first generation Evolv Express parts during the three months ended June 30, 2025, as well as the initial deployments of our Evolv eXpedite systems, which as a new product offering reflect a higher initial cost to produce that we expect to gradually decline in the future.
Subscription Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
		(Restated)
Subscription revenue	$20,200	$15,655	$4,545	29%
Cost of subscription revenue	$8,894	$6,309	$2,585	41%
Gross profit - Subscription revenue	$11,306	$9,346	$1,960	21%
Gross profit margin - Subscription revenue	56%	60%	N/A	(4)%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base as of June 30, 2025 compared to the prior year, with a higher number of active Evolv Express systems deployed under our pure subscription model and an increase in short term rental subscription revenue during the three months ended June 30, 2025. Gross profit margin decreased primarily due to an increase of $1.3 million of expense related to disposals of certain first generation Evolv Express systems, partially offset by our ability to leverage our fixed costs over a higher revenue base and lower costs related to our second generation of Evolv Express systems.

Service Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
		(Restated)
Service revenue	$6,686	$5,566	$1,120	20%
Cost of service revenue	$1,710	$1,147	$563	49%
Gross profit - Service revenue	$4,976	$4,419	$557	13%
Gross profit margin - Service revenue	74%	79%	N/A	(5)%
The increases in service revenue, cost of service revenue, and service gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor licensing model, for the three months ended June 30, 2025 compared to the prior year period. The decrease in gross profit margin is primarily due to a $0.2 million expense related to certain accrued service fees and a $0.2 million increase in amortization of capitalized software costs during the three months ended June 30, 2025 due to the release of Evolv eXpedite and our second generation of Evolv Express systems.
License fee and other revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
		(Restated)
License fee and other revenue	$3,130	$2,049	$1,081	53%
Cost of license fee and other revenue	$371	$172	$199	116%
Gross profit - License fee and other revenue	$2,759	$1,877	$882	47%
Gross profit margin - License fee and other revenue	88%	92%	N/A	(3)%
The increases in license fee and other revenue and gross profit are primarily driven by $2.3 million of license fee revenue earned during the three months ended June 30, 2025 compared to $1.7 million earned during the prior year period under the Distribution and License Agreement with Columbia Tech. Although the unit sales through our distributor licensing model declined, the license fee and other revenue increased due to an increase in per-unit license fees for our second generation of Evolv Express systems. Product gross profit margin decreased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to an increase in personnel and overhead costs of $0.3 million.
Research and Development Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$3,544	$4,071	$(527)	(13)%
Materials and prototypes	173	504	(331)	(66)%
Professional fees	658	929	(271)	(29)%
Other	362	346	16	5%
	$4,737	$5,850	$(1,113)	(19)%
The decrease in personnel related expenses is due to the January 2025 reductions in force, which resulted in a decrease in payroll costs of $0.6 million, partially offset by a lower amount of payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.2 million. The decrease in materials and prototypes expense is due to a decrease of $0.2 million in design and engineering costs related to the development of the next generation of our Evolv Express system and new product offerings in the prior year. The decrease in professional fees primarily relates to a decrease in consulting costs incurred for product development and engineering of $0.3 million.
Sales and Marketing Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$9,134	$11,979	$(2,845)	(24)%
Advertising and direct marketing	693	1,044	(351)	(34)%
Travel and entertainment	656	1,388	(732)	(53)%
Professional fees	584	880	(296)	(34)%
Other	669	1,066	(397)	(37)%
	$11,736	$16,357	$(4,621)	(28)%
The decrease in personnel related expenses is due to a decrease in payroll costs and stock-based compensation of $3.3 million, which resulted primarily from the reductions in force in May 2024 and January 2025, partially offset by an increase in severance cost of $0.5 million. Stock compensation expense included in sales and marketing expenses was $1.7 million for the three months ended June 30, 2025 compared to $2.7 million for the three months ended June 30, 2024. The decrease in advertising and direct marketing expense is primarily due to a decrease in sponsorship fees of $0.2 million. The decrease in travel and entertainment expense of $0.7 million is due to a decrease in travel costs for in-person sales meetings as a result of our reductions in force. Professional fees decreased due to a decrease in marketing consulting costs. Other expense decreased primarily due to reduction in shipping costs related to demo units of $0.2 million.
General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
		(Restated)
Personnel related (including stock-based compensation)	$6,206	$6,931	$(725)	(10)%
Professional fees	2,191	1,654	537	32%
Insurance costs	775	766	9	1%
Non-recurring professional and other expense	8,066	4,710	3,356	71%
	$17,238	$14,061	$3,177	23%
The decrease in personnel related expenses is due to a decrease in stock-based compensation of $0.9 million, which resulted primarily from the termination of certain executives as well as the reduction in force in January 2025, partially offset by an increase in severance costs of $0.2 million. Stock compensation expense included in general and administrative expenses was $2.4 million for the three months ended June 30, 2025 compared to $3.3 million for the three months ended June 30, 2024. Professional fees increased primarily due to an increase in outsourced accounting consultancy of $0.6 million. Non-recurring professional fees and other expense increased primarily due to a $4.5 million increase in consulting and legal fees related to the Investigation (as defined in Note 2 in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q) and related matters, as well as additional audit fees incurred in connection with the restatement of prior period financial statements, partially offset by insurance recoveries of $1.7 million, $1.0 million of estimated net losses related to ongoing legal matters, and an increase in rent of $0.3 million for additional leased space, partially offset by a decrease in expected credit loss expense of $0.3 million.
Restructuring Costs
Restructuring costs of $0.9 million for the three months ended June 30, 2024 resulted from the reduction in force in May 2024. No restructuring cost was recognized for the three months ended June 30, 2025.

Interest Income
Interest income of $0.2 million for the three months ended June 30, 2025 and $0.7 million for the three months ended June 30, 2024 related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned decreased primarily due to lower average balances in interest-bearing accounts during the three months ended June 30, 2025 compared to during the three months ended June 30, 2024.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $14.2 million loss and $16.5 million gain for the three months ended June 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $3.9 million loss and $3.7 million gain for the three months ended June 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $5.3 million loss and $4.9 million gain for the three months ended June 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue:
Product revenue	$4,850	$3,445	$1,405	41%
Subscription revenue	39,437	29,874	9,563	32
Service revenue	13,416	10,818	2,598	24
License fee and other revenue	6,848	3,268	3,580	110
Total revenue	64,551	47,405	17,146	36
Cost of revenue:
Cost of product revenue	8,535	5,953	2,582	43
Cost of subscription revenue	16,790	11,894	4,896	41
Cost of service revenue	3,415	2,345	1,070	46
Cost of license fee and other revenue	443	301	142	47
Total cost of revenue	29,183	20,493	8,690	42
Gross profit	35,368	26,912	8,456	31
Operating expenses:
Research and development	9,599	12,246	(2,647)	(22)
Sales and marketing	22,779	32,216	(9,437)	(29)
General and administrative	32,210	25,867	6,343	25
Restructuring costs	2,662	860	1,802	210
Total operating expenses	67,250	71,189	(3,939)	(6)
Loss from operations	(31,882)	(44,277)	12,395	28
Other (expense) income, net:
Interest expense	(1)	—	(1)	*
Interest income	613	1,766	(1,153)	(65)
Other income (expense), net	161	(67)	228	340
Change in fair value of contingent earn-out liability	(5,224)	23,413	(28,637)	(122)
Change in fair value of contingently issuable common stock liability	(2,247)	4,274	(6,521)	(153)
Change in fair value of public warrant liability	(3,582)	7,037	(10,619)	(151)
Total other (expense) income, net	(10,280)	36,423	(46,703)	(128)
Loss before income taxes	$(42,162)	$(7,854)	$(34,308)	(437)%
Provision for income taxes	$62	$—	$62	*
Net loss	$(42,224)	$(7,854)	$(34,370)	(438)%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 117 new customers during the six months ended June 30, 2025, (iii) the expansion of our existing customers’ initial Evolv Express deployments to other venues and locations as well as expanding their fleet with our Evolv eXpedite offering, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Product revenue	$4,850	$3,445	$1,405	41%
Cost of product revenue	$8,535	$5,953	$2,582	43%
Gross loss - Product revenue	$(3,685)	$(2,508)	$(1,177)	(47)%
Gross profit margin - Product revenue	(76)%	(73)%	N/A	(3)%
The increases in product revenue and cost of product revenue are primarily due to an increased utilization of our purchase subscription model, in which the customers purchase Evolv Express and Evolv eXpedite systems directly from us, for the six months ended June 30, 2025 compared to the prior year period. The decrease in product gross profit margin for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to a $0.8 million increase in inventory reserves during the six months ended June 30, 2025, partially offset by a $1.1 million expense associated with adverse non-cancellable inventory purchase commitments recognized during the six months ended June 30, 2024, and a net $0.6 million decrease in manufacturing expense during the six months ended June 30, 2025, primarily related to the deployments of second generation of Evolv Express systems, which provide improved gross margins as compared to the first generation products, partially offset by the initial deployments of Evolv eXpedite systems, which, as a new product offering, reflect a higher initial cost to produce that we expect to gradually decline in the future.
Subscription Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Subscription revenue	$39,437	$29,874	$9,563	32%
Cost of subscription revenue	$16,790	$11,894	$4,896	41%
Gross profit - Subscription revenue	$22,647	$17,980	$4,667	26%
Gross profit margin - Subscription revenue	57%	60%	N/A	(3)%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base as of June 30, 2025 compared to the prior year, with a higher number of active Evolv Express systems deployed under our pure subscription model and an increase in short term rental subscription revenue during the six months ended June 30, 2025. Gross profit margin decreased primarily due to a $1.3 million of loss on disposals of certain first generation Evolv Express systems, partially offset by our ability to leverage our fixed costs over a higher revenue base and lower costs related to our second generation of Evolv Express systems.

Service Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Service revenue	$13,416	$10,818	$2,598	24%
Cost of service revenue	$3,415	$2,345	$1,070	46%
Gross profit - Service revenue	$10,001	$8,473	$1,528	18%
Gross profit margin - Service revenue	75%	78%	N/A	(4)%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to an increased number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor licensing model, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in gross profit margin is primarily due to a $0.2 million expense related to certain accrued service fees and increased amortization of capitalized software costs during the six months ended June 30, 2025 of $0.4 million due to the release of Evolv eXpedite and our second generation of Evolv Express systems.
License fee and other revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
License fee and other revenue	$6,848	$3,268	$3,580	110%
Cost of license fee and other revenue	$443	$301	$142	47%
Gross profit - License fee and other revenue	$6,405	$2,967	$3,438	116%
Gross profit margin - License fee and other revenue	94%	91%	N/A	3%
The increase in license fee and other revenue and gross profit was primarily driven by $5.5 million of license fees earned during the six months ended June 30, 2025 compared to $2.4 million earned during the six months ended June 30, 2024 under the Distribution and License Agreement which was executed in March 2023. In addition to the increase in the unit sales through our distributor licensing model, per-unit license fees also increased for our second generation of Evolv Express systems. License fee revenue earned under the agreement has no associated cost of revenue.
Research and Development Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$7,394	$8,249	$(855)	(10)%
Materials and prototypes	240	1,343	(1,103)	(82)%
Professional fees	1,330	1,846	(516)	(28)%
Other	635	808	(173)	(21)%
	$9,599	$12,246	$(2,647)	(22)%
The decrease in personnel related expenses is primarily due to the January 2025 reductions in force, which resulted in a decrease in payroll costs of $0.8 million, partially offset by a $0.2 million increase in stock-based compensation. The decrease in materials and prototypes expense is primarily due to a decrease of $0.5 million in design and engineering costs and $0.4 million inventory reserve on unused components recognized in the prior year, both of which relate primarily to the development of the next generation of our Evolv Express system and new product offerings. The decrease in professional fees primarily relates to a decrease in consulting costs incurred for product development and engineering of $0.5 million. The decrease in other expense is primarily due to a decrease in IT and software subscription and supplies costs of $0.2 million.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$17,638	$23,825	$(6,187)	(26)%
Advertising and direct marketing	1,276	1,854	(578)	(31)%
Travel and entertainment	1,200	2,658	(1,458)	(55)%
Professional fees	1,229	1,839	(610)	(33)%
Other	1,436	2,040	(604)	(30)%
	$22,779	$32,216	$(9,437)	(29)%
The decrease in personnel related expenses is due to a decrease in payroll costs and stock-based compensation of $6.5 million, which resulted primarily from the reductions in force in May 2024 and January 2025, partially offset by an increase in severance cost of $0.5 million. Stock compensation expense included in sales and marketing expenses was $2.8 million for the six months ended June 30, 2025 compared to $5.7 million for the six months ended June 30, 2024. The decrease in advertising and direct marketing expense is primarily due to a decrease in sponsorship fees of $0.4 million. The decrease in travel and entertainment expense of $1.5 million is due to a decrease in travel costs for in-person sales meetings as a result of our reductions in force. Professional fees decreased due to a decrease in marketing consulting costs of $0.6 million. Other expense decreased primarily due to reduction in shipping costs related to demo units of $0.3 million and supplies costs of $0.2 million.
General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$11,510	$13,123	$(1,613)	(12)%
Professional fees	4,849	4,212	637	15%
Insurance costs	1,506	1,508	(2)	—%
Non-recurring professional and other expense	14,345	7,024	7,321	104%
	$32,210	$25,867	$6,343	25%
The decrease in personnel related expenses is due to a decrease in payroll costs and stock-based compensation of $1.7 million, which resulted primarily from the termination of certain executives and the reduction in force in January 2025, partially offset by an increase in severance costs of $0.2 million. Stock compensation expense included in general and administrative expenses was $4.4 million for the six months ended June 30, 2025 compared to $5.7 million for the six months ended June 30, 2024. Professional fees increased primarily due to an increase in outsourced accounting consultancy of $1.3 million, partially offset by a decrease in audit and tax fees of $0.7 million. Non-recurring professional fees and other expense increased primarily due to a $11.5 million increase in consulting and legal fees related to the Investigation (as defined in Note 2 in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q) and related matters, as well as additional audit fees incurred in connection with the restatement of prior period financial statements, $1.0 million of estimated net losses related to ongoing legal matters, and an increase in rent of $0.7 million for additional leased space, partially offset by insurance recoveries of $5.6 million.
Restructuring Costs
Restructuring costs of $2.7 million for the six months ended June 30, 2025 resulted from the reduction in force in January 2025. Stock compensation expense included in restructuring costs was $0.5 million for the six months ended June 30, 2025. Smaller restructuring costs of $0.9 million for the six months ended June 30, 2024 resulted from the reduction in force in May 2024.

Interest Income
Interest income of $0.6 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively, related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned decreased primarily due to lower average balances in interest-bearing accounts during the six months ended June 30, 2025 compared to during the six months ended June 30, 2024.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $5.2 million loss and $23.4 million gain for the six months ended June 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The contingent earn-out liability was established in connection with the closing of the Merger.
Change in Fair Value of Contingently Issuable Common Stock Liability
Change in the fair value of the contingently issuable common stock liability resulted in a $2.2 million loss and $4.3 million gain for the six months ended June 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The contingently issuable common stock liability was established in connection with the closing of the Merger.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $3.6 million loss and a $7.0 million gain for the six months ended June 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments. The public warrant liability was established in connection with the closing of the Merger.
Liquidity and Capital Resources
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures and general corporate needs. We expect these needs to continue as we develop and grow our business. As of June 30, 2025, we had $36.9 million in cash, cash equivalents, and marketable securities. We incurred a net loss of $40.5 million and a net income of $3.4 million (as restated) for the three months ended June 30, 2025 and 2024, respectively, and incurred a net loss of $42.2 million and $7.9 million (as restated) for the six months ended June 30, 2025 and 2024, respectively. We incurred cash outflows from operating activities of $0.4 million and $37.7 million (as restated) during the six months ended June 30, 2025 and 2024, respectively. We expect to continue to generate net losses for the foreseeable future.
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
As described below in the Financing Agreement sub-section, on July 29, 2025, Evolv Technologies, Inc. entered into the $75.0 million MidCap Credit Agreement (as defined below), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's subscription sales model. The MidCap Credit Agreement provides for an initial $30.0 million term loan facility, a $30.0 million delayed draw facility (available for drawdown during the two-year period following the closing date), and a $15.0 million revolving line of credit. At closing, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs incurred in connection with the closing of MidCap Credit Agreement.
We expect our cash, cash equivalents, and marketable securities of $36.9 million as of June 30, 2025, together with cash we expect to generate from future operations and our borrowing availability under our Senior Secured Credit Facilities, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months and thereafter from the date of this Quarterly Report on Form 10-Q. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth.

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

Financing Arrangement
On July 29, 2025, the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's subscription sales model. The MidCap Credit Agreement provides for an initial $30.0 million term loan facility, a $30.0 million delayed draw facility (available for drawdown during the two-year period following the closing date), and a $15.0 million revolving line of credit, each with a term of five years (collectively, the "Senior Secured Credit Facilities").
The Senior Secured Credit Facilities are guaranteed by the Company, and in the future, may be guaranteed by certain material subsidiaries. The Senior Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company. The borrowings under the Senior Secured Credit Facilities bear interest at a fluctuating rate per annum equal to (x) a base rate determined by reference to the higher of (1) the prime rate of Wells Fargo and (2) 2.00% or (y) Term Secured Overnight Financing Rate ("Term SOFR"), in each case, plus an applicable margin calculated depending on earnings before interest, taxes, depreciation, and amortization ("EBITDA"). At closing, the applicable margin on Term SOFR loans was 5.25%. Interest and principal are payable monthly. Principal is repaid on a straight-line basis over the remaining 12 months of the term.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary affirmative and negative covenants, including a minimum annual recurring revenue covenant, a minimum EBITDA covenant that takes effect on the second anniversary of the closing date, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to customary reporting requirements of periodic financial results. See Note 17, Subsequent Events for additional information related to the Senior Secured Credit Facilities.

Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of June 30, 2025. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and the proceeds from our Senior Secured Credit Facilities. Cash, cash equivalents, and marketable securities amounted to $36.9 million as of June 30, 2025.
We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, in August 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. This amount was previously classified as restricted cash, non-current, as shown in the condensed consolidated statement of cash flows as of March 31, 2024. Total future minimum lease payments under this noncancelable operating lease amount to $18.6 million as of June 30, 2025.
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

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
		(Restated)
Net cash used in operating activities	$(426)	$(37,732)
Net cash (used in) provided by investing activities	(3,611)	5,621
Net cash provided by financing activities	4,095	636
Effect of exchange rate changes on cash and cash equivalents	(131)	11
Net decrease in cash, cash equivalents and restricted cash	$(73)	$(31,464)
Operating Activities

	Six Months Ended June 30,
	2025	2024
		(Restated)
Net loss	$(42,224)	$(7,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	37,361	(10,672)
Changes in operating assets and liabilities	4,437	(19,206)
Net cash used in operating activities	$(426)	$(37,732)
Net loss increased from $7.9 million (as restated) for the six months ended June 30, 2024 to $42.2 million for the six months ended June 30, 2025, as discussed in “Results of Operations” above.
Adjustments to reconcile net loss to net cash used in operating activities for the six months ended June 30, 2025 include $11.1 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock warrant liability, and public warrant liability, $10.4 million of stock-based compensation expense, and $11.3 million of depreciation and amortization. For the six months ended June 30, 2024, such adjustments included $13.9 million (as restated) of stock-based compensation expense, $7.4 million of depreciation and amortization, and $34.7 million of an aggregate change in fair value of the earn-out liability, contingently issuable common stock liability, and public warrant liability.
Changes in operating assets and liabilities for the six months ended June 30, 2025 are primarily related to the following:

•$6.1 million increase in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid from December 31, 2024 to June 30, 2025) due primarily to the timing of vendor payments;
•$6.2 million increase in deferred revenue due to a higher volume of sales;
•$6.1 million decrease in inventory primarily due to an increased focus on efficient inventory management, partially offset by a decrease in products expected to be leased to customers; and
•$18.4 million increase in accrued expenses and other current liabilities primarily due to a legal settlement offer accrual and the timing of accrued payroll tax, partially offset by decrease in accrued vendor payables; partially offset by
•$13.3 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers; and
•$18.8 million increase in prepaid expenses and other current assets primarily due to estimated outstanding insurance recoveries and unsettled options exercises due to timing, partially offset by decrease in vendor deposits.

Changes in operating assets and liabilities for the six months ended June 30, 2024 are primarily related to the following:

•$14.1 million (as restated) increase in accounts receivable primarily due to the timing of customer billings;
•$10.0 million (as restated) increase in inventory primarily due to increased purchases to satisfy future expected demand and for the ongoing transition to the next generation of Evolv Express systems;
•$3.0 million increase in prepaid expenses and other current assets primarily due to prepaid deposits related to orders placed for Evolv Express systems;
•$1.7 million decrease in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid) due primarily to the timing of vendor payments; partially offset by
•$10.3 million increase in deferred revenue due to a higher volume of sales.
Investing Activities
During the six months ended June 30, 2025, cash used in investing activities was $3.6 million, consisting of $15.3 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers and $3.1 million for the development of internal-use software and software embedded in products to be sold or leased, offset by $14.8 million of net cash provided by purchases and redemptions of marketable securities.

During the six months ended June 30, 2024, cash provided by investing activities was $5.6 million (as restated), consisting primarily of a net $30.4 million inflow related to purchases and redemptions of marketable securities, offset by $21.6 million (as restated) for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers, and $3.1 million (as restated) for the development of internal-use software and software embedded in products to be sold or leased.
Financing Activities
During the six months ended June 30, 2025 and June 30, 2024, cash provided by financing activities was $4.1 million and $0.6 million, respectively, consisting primarily of proceeds from the exercise of stock options.
Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the 2024 Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
Critical Accounting Estimates
Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our 2024 Form 10-K. Other than disclosures related to estimating the fair value of market-based stock units and for estimating rebate liabilities, as discussed below, there have been no material changes to our critical accounting estimates during the six months ended June 30, 2025.
Market-based Stock Units
The estimated fair value of MSUs granted by the Company is determined using a Monte Carlo simulation that simulates the future path of the Company’s stock price throughout the performance period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including expected stock price volatility, risk-free rate of return, and remaining term.
Partner Rebate Program
For the fiscal year 2025, the Company implemented a channel partner rebate program (the “Rebate Program”) for eligible resellers. Under the Rebate Program, eligible resellers that attain at least 25% of their current fiscal year total contract value (“TCV”) target (“Annual Target”) in a given quarter are eligible for a rebate based upon a percentage of their TCV for that quarter. In addition, resellers that meet their Annual Target are eligible for a one-time rebate based upon a percentage of their total fiscal year TCV, applied as a credit in the subsequent fiscal year. All rebates are issued as credits against future purchases, and no cash rebates are paid. Unused rebate credits are forfeited in the event of a reseller agreement termination.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weaknesses in our internal control over financial reporting as described below.
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
Remediation Plan for the Material Weaknesses
We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Actions taken to date include:
•We have implemented a new channel partner program intended to strengthen compliance with contractual terms and conditions, as well as to enhance controls over related communication and sharing of information with the accounting and finance departments;
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
•We have launched additional trainings to the Finance and Sales teams around the responsibility of preventing financial misconduct and commitment to maintaining integrity and ethical values. We also launched a company-wide communication campaign and training regarding our Speak Up policy. We intend to launch additional company-wide trainings related to our Code of Business Conduct to promote an ethical culture, further educate employees on Company policies and align with public company standards;
•We have designed and implemented additional review and training procedures within Evolv's accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting;
•We have performed, and will continue to perform, a financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting. Additionally, we have engaged outside consultants to assist with the design and implementation of control activities resulting from the aforementioned risk assessment; and
•We have engaged a large national advisory firm as of January 2025 to assist in the design and implementation of control activities across the business processes that support the Company’s significant accounts and disclosures.
In addition to the remedial actions taken to date, our ongoing efforts include:
•Our new leadership team, together with other senior executives, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment has been and will continue to be communicated to and reinforced with Evolv employees and external stakeholders;
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our Senior Secured Credit Facilities contain customary affirmative and negative covenants, including financial covenants, that may limit our operating flexibility.
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
As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including as a result of a pending class-action lawsuit, derivative actions, and a stockholder request for inspection of our books and records. For a more detailed discussion, see Part II, Item 1, “Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended June 30, 2025. We may become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings, as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.
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
We have a history of losses. We have incurred net losses of $42.2 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $396.9 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
Although the administration has announced several trade agreements, there continues to be significant uncertainty regarding these recent changes and potential future developments. Increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we manufacture, source, or sell materials or products, could have a material adverse effect on our business and financial results. If we cannot find ways to mitigate the potential impacts from tariffs or trade restrictions successfully or in a timely manner, these additional tariffs and policies could have a significant impact on our business and results of operations. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries. For example, our risk exposure may increase further if any countries levy additional retaliatory tariffs, taxes, or other trade restrictions or penalties against the United States or U.S. companies.
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
As of May 30, 2025, we own or co-own nine issued U.S. patents and 27 issued foreign patents and have 21 pending or allowed patent applications relating to our products. It cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Further, our use of AI technologies in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output given the position of courts and intellectual property offices in the U.S. and in some other jurisdictions that sufficient human inventorship is required for patent protection of an AI-generated invention and sufficient human authorship is required for copyright protection of an AI-generated work of authorship. Additionally, inventions or works of authorship created through the use of AI may be based or rely on, or contain, materials that were used in the training of such AI technologies and which are subject to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship.
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
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part II, Item 1, “Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and six months ended June 30, 2025. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. We may be the target of this type of litigation in the future. These proceedings, as well as any pending or future government investigation or proceeding may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.
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
Furthermore, the marketing and sale of our products are also subject to extensive regulation by various federal agencies, including the FTC, as well as various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold and industry codes of conduct. From time to time, we receive government regulatory inquiries and requests for information and our approach is to be cooperative and educate the requesting government bodies about our company and products. For example, on October 12, 2023, the Company announced that the FTC had requested information about certain aspects of its marketing practices. The Company reached a settlement with the FTC and on December 5, 2024, a Stipulated Order for Permanent Injunction and Other Relief (the “Order”) was entered in the United States District Court for the District of Massachusetts Eastern Division. The Order (i) required that we permit a limited cohort of school customers to cancel their contracts, (ii) required that we take certain compliance actions and meet record keeping obligations, and (iii) enjoined we from making misleading or unsubstantiated marketing claims. The Order did not include any monetary relief. The period during which eligible customers could have cancelled closed on March 30, 2025. Any inability to adequately comply with the terms of the Order could result in enforcement actions or penalties imposed by the FTC. As previously disclosed, in February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission, requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation. For more detailed discussion, see Note 14, Commitments and Contingencies to our condensed consolidated financial statements for the three and six months ended June 30, 2025 for additional information.
In September 2024, the Company commenced an investigation of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues (referred to in Note 2 (Restatement of Previously Issued Condensed Consolidated Financial Statements) to our condensed consolidated financial statements for the three and six months ended June 30, 2025 as the Investigation). In November 2024, the Company self-reported the Investigation to the Division of Enforcement of the SEC. The Company has since received requests for documents and information from the SEC relating to this matter. The Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York relating to these same issues and has since received additional requests for documents and information relating to this matter. The Company is cooperating with these inquiries. See also Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and six months ended June 30, 2025 for additional information.
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
As a result of the misstatements and related material weaknesses, as described in Note 2 (Restatement of Previously Issued Condensed Consolidated Financial Statements) to our condensed consolidated financial statements for the three and six months ended June 30, 2025, we are and may in the future become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. Additionally, a shareholder derivative lawsuit was filed against us alleging that we violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and our revenue recognition following the announcement of the Investigation and related restatement and we have an additional securities class action lawsuit and shareholder derivative lawsuit based on the same allegations. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement and our failure to timely file our periodic reports with the SEC could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. Our management has devoted and may be required to devote significant time and attention to these matters. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to need to expend our resources to conclude these matters. For further information, see Part II, Item 1,“Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the six months ended June 30, 2025.
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
Our Senior Secured Credit Facilities contain customary affirmative and negative covenants, including financial covenants, that may limit our operating flexibility.
Our Senior Secured Credit Facilities contain customary affirmative and negative covenants, including, among other things, limitations on us and our subsidiaries with respect to liens, incurrence of indebtedness, certain fundamental changes, restricted payments, investments and transactions with affiliates, in each case, subject to customary exceptions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the Senior Secured Credit Facilities, which may limit our operating flexibility. In addition, our Senior Secured Credit Facilities are secured by a first lien on substantially all of our assets and require the Company to comply with a minimum annual recurring revenue covenant, a minimum EBITDA covenant that takes effect on the second anniversary of the closing date, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to customary reporting requirements of periodic financial results. If we do not meet the financial covenants as specified in the Senior Secured Credit Facilities, we may require forbearance or relief from our financial covenant violations from the lenders or be required to arrange alternative financing.
There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financings will be available to repay or refinance any such debt. A breach of any of these covenants or the occurrence of certain other events specified in the Credit Agreement governing the Senior Secured Credit Facilities and/or the related collateral documents could result in an event of default under the Credit Agreement. If an event of default has occurred and is continuing, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facilities immediately due and payable. If we are unable to repay those amounts, the lenders could foreclose on the collateral granted to them to secure our obligations under our Senior Secured Credit Facilities. If the lenders accelerate the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.
Our ability to meet the financial covenants could be affected by events beyond our control. Any inability to make scheduled payments or meet the financial covenants of our Senior Secured Credit Facilities would adversely affect our business.

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
Future sales of a substantial number of our common stock into the public market, particularly sales by our directors and executive officers or by holders of Founder Shares, or the perception that these sales might occur, could cause the market price of our common stock to decline. Certain of the Founder Shares are also subject to certain performance-based vesting provisions where 25% of the Founder Shares will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period. In addition, as of June 30, 2025, we had stock options, restricted stock units (“RSUs”), and market-based stock units (“MSUs”) outstanding that, if fully exercised or vested, would result in the issuance of 23,883,396 shares of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2025, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the quarter ended June 30, 2025, the following director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
•On June 12, 2025, Anil Chitkara, Co-Founder and Chief Growth Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 360,000 shares of the Company’s common stock underlying 360,000 stock options. The trading arrangement is scheduled to expire on the earlier of March 31, 2026 or the date that all transactions under the trading arrangement are completed.
•On June 12, 2025, Michael Ellenbogen, Co-Founder, Chief Innovation Officer, and Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 888,202 shares of the Company’s common stock underlying 888,202 stock options and net shares of the Company's common stock underlying 174,664 restricted stock units. The trading arrangement is scheduled to expire on the earlier of September 14, 2026 or the date that all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39417	3.1	January 31, 2024
10.1#	Offer Letter between Evolv Technologies Holdings, Inc. and George C. Kutsor	8-K	001-39417	10.1	April 23, 2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
_________________________________
*Filed herewith.
**Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2025

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ George C. Kutsor
Name:	George C. Kutsor
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)