Form 10-Q
period 2025-09-30
Evolv Technologies Holdings, Inc.
filed 2025-11-13
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, there were 174,617,589 shares of Class A common stock, par value $0.0001 per share, outstanding.

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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$31,504	$37,015
Marketable securities	24,723	14,927
Accounts receivable, net of allowance for expected credit losses of $800 and $734 as of September 30, 2025 and December 31, 2024, respectively	48,883	28,392
Inventory	8,770	16,963
Current portion of contract assets	1,212	799
Current portion of commission asset	5,956	5,429
Prepaid expenses and other current assets	30,593	17,921
Total current assets	151,641	121,446
Contract assets, noncurrent	381	657
Commission asset, noncurrent	7,759	7,567
Property and equipment, net	126,919	123,661
Operating lease right-of-use assets	12,730	13,993
Other assets	4,859	735
Total assets	$304,289	$268,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,724	$10,492
Accrued expenses and other current liabilities	33,954	19,508
Current portion of deferred revenue	77,904	64,506
Current portion of operating lease liabilities	2,765	2,203
Total current liabilities	119,347	96,709
Deferred revenue, noncurrent	18,464	20,266
Long-term debt, noncurrent	28,528	—
Operating lease liabilities, noncurrent	11,107	12,326
Contingent earn-out liability, noncurrent	10,512	12,809
Contingently issuable common stock liability, noncurrent	3,638	4,001
Public warrant liability, noncurrent	10,457	4,297
Total liabilities	202,053	150,408
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 173,803,265 and 159,602,069 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	17	16
Additional paid-in capital	501,040	472,331
Accumulated other comprehensive loss	(137)	(32)
Accumulated deficit	(398,684)	(354,664)
Stockholders’ equity	102,236	117,651
Total liabilities and stockholders’ equity	$304,289	$268,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$9,242	$1,344	$14,092	$4,789
Subscription revenue	22,685	17,909	62,122	47,783
Service revenue	7,808	6,085	21,224	16,903
License fee and other revenue	3,115	2,022	9,963	5,290
Total revenue*	42,850	27,360	107,401	74,765
Cost of revenue:
Cost of product revenue	7,960	2,616	16,495	8,569
Cost of subscription revenue	10,923	7,348	27,713	19,242
Cost of service revenue	2,338	1,404	5,753	3,749
Cost of license fee and other revenue	323	183	766	484
Total cost of revenue	21,544	11,551	50,727	32,044
Gross profit	21,306	15,809	56,674	42,721
Operating expenses:
Research and development	5,608	5,810	15,207	18,056
Sales and marketing	11,715	14,966	34,494	47,182
General and administrative	12,579	13,976	44,789	39,843
Restructuring costs	—	—	2,662	860
Loss from impairment of property and equipment	—	209	—	209
Total operating expenses	29,902	34,961	97,152	106,150
Loss from operations	(8,596)	(19,152)	(40,478)	(63,429)
Other (expense) income, net:
Interest expense	(713)	—	(714)	—
Interest income	436	628	1,049	2,394
Other income (expense), net	(44)	34	117	(33)
Change in fair value of contingent earn-out liability	7,521	(8,321)	2,297	15,092
Change in fair value of contingently issuable/returnable common stock liability/asset	2,178	(2,056)	(69)	2,218
Change in fair value of public warrant liability	(2,578)	(1,576)	(6,160)	5,461
Total other income (expense), net	6,800	(11,291)	(3,480)	25,132
Loss before income taxes	(1,796)	(30,443)	(43,958)	(38,297)
Provision for income taxes	—	—	62	—
Net loss	$(1,796)	$(30,443)	$(44,020)	$(38,297)
Net loss attributable to common stockholders – basic and diluted (Note 12)	$(1,796)	$(30,443)	$(44,020)	$(38,297)

Weighted average common shares outstanding – basic and diluted	172,790,098	157,709,229	166,327,570	155,760,149
Net loss per share - basic and diluted	$(0.01)	$(0.19)	$(0.26)	$(0.25)

Net loss	$(1,796)	$(30,443)	$(44,020)	$(38,297)
Other comprehensive (loss) income
Cumulative translation adjustment	26	(86)	(105)	(75)
Total other comprehensive (loss) income	26	(86)	(105)	(75)
Total comprehensive loss	$(1,770)	$(30,529)	$(44,125)	$(38,372)
*Includes related party revenue of $2.2 million and $6.1 million for the three and nine months ended September 30, 2024, respectively. There was no related party revenue for the three and nine months ended September 30, 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	159,602,069	$16	$472,331	$(32)	$(354,664)	$117,651
Issuance of common stock upon net exercise of stock options	281,709	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	3,389,364	—	—	—	—	—
Stock-based compensation cost	—	—	5,125	—	—	5,125
Cumulative translation adjustment	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(1,689)	(1,689)
Balances at March 31, 2025	163,273,142	$16	$477,476	$(78)	$(356,353)	$121,061
Issuance of common stock upon net exercise of stock options	5,628,670	1	6,427	—	—	6,428
Issuance of common stock upon vesting of restricted stock units	1,724,550	—	—	—	—	—
Stock-based compensation cost	—	—	5,781	—	—	5,781
Cumulative translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(40,535)	(40,535)
Balances at June 30, 2025	170,626,362	$17	$489,684	$(163)	$(396,888)	$92,650
Issuance of common stock upon net exercise of stock options	2,130,280	—	1,973	—	—	1,973
Issuance of common stock upon vesting of restricted stock units	199,630	—	—	—	—	—
Issuance of common stock upon exercise of warrants	117,423	—	49	—	—	49
Issuance of common stock upon transfer of contingently issuable common stock	729,570	—	3,670	—	—	3,670
Stock-based compensation cost	—	—	5,664	—	—	5,664
Cumulative translation adjustment	—	—	—	26	—	26
Net loss	—	—	—	—	(1,796)	(1,796)
Balances at September 30, 2025	173,803,265	$17	$501,040	$(137)	$(398,684)	$102,236

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balances at December 31, 2023	151,310,080	$15	$444,825	$(53)	$(300,647)	$144,140
Issuance of common stock upon net exercise of stock options	519,089	1	301	—	—	302
Issuance of common stock upon vesting of restricted stock units	3,527,778	—	—	—	—	—
Stock-based compensation cost	—	—	6,605	—	—	6,605
Cumulative translation adjustment	—	—	—	3	—	3
Net loss	—	—	—	—	(11,272)	(11,272)
Balances at March 31, 2024	155,356,947	$16	$451,731	$(50)	$(311,919)	$139,778
Issuance of common stock upon net exercise of stock options	823,047	—	335	—	—	335
Issuance of common stock upon vesting of restricted stock units	1,294,128	—	—	—	—	—
Stock-based compensation cost	—	—	7,679	—	—	7,679
Cumulative translation adjustment	—	—	—	8	—	8
Net income	—	—	—	—	3,418	3,418
Balances at June 30, 2024	157,474,122	$16	$459,745	$(42)	$(308,501)	$151,218
Issuance of common stock upon net exercise of stock options	659,000	—	515	—	—	515
Issuance of common stock upon vesting of restricted stock units	155,624	—	—	—	—	—
Stock-based compensation cost	—	—	7,781	—	—	7,781
Cumulative translation adjustment	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(30,443)	(30,443)
Balances at September 30, 2024	158,288,746	$16	$468,041	$(128)	$(338,944)	$128,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(44,020)	$(38,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,859	11,933
Write-off of inventory and change in inventory reserve	2,016	3,151
Loss from impairment of property and equipment	—	209
Loss on disposal of property and equipment	3,503	—
Stock-based compensation	15,816	21,364
Non-cash interest expense	195	—
Amortization of premium on marketable securities, net of change in accrued interest	10	261
Non-cash lease expense	1,263	1,116
Change in allowance for expected credit losses	66	371
Change in fair value of earn-out liability	(2,297)	(15,092)
Change in fair value of contingently issuable common stock	69	(2,218)
Change in fair value of public warrant liability	6,160	(5,461)
Changes in operating assets and liabilities
Accounts receivable	(20,557)	(13,679)
Inventory	11,079	(8,327)
Commission assets	(719)	(1,005)
Contract assets	(137)	993
Other assets	437	333
Prepaid expenses and other current assets	(17,331)	(4,093)
Accounts payable	1,845	216
Deferred revenue	11,596	13,559
Accrued expenses and other current liabilities	16,902	1,655
Operating lease liability	(657)	(1,046)
Net cash provided by (used in) operating activities	3,098	(34,057)
Cash flows from investing activities:
Development of internal-use software	(4,311)	(4,773)
Purchases of property and equipment	(29,109)	(24,443)
Purchases of marketable securities	(34,481)	(14,567)
Proceeds from maturities of marketable securities	24,675	55,635
Net cash (used in) provided by investing activities	(43,226)	11,852
Cash flows from financing activities:
Proceeds from exercise of stock options	8,406	1,151
Proceeds from long-term debt	26,316	—
Net cash provided by financing activities	34,722	1,151
Effect of exchange rate changes on cash and cash equivalents	(105)	(75)
Net decrease in cash, cash equivalents and restricted cash	(5,511)	(21,129)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	37,015	67,437
Cash, cash equivalents and restricted cash at end of period	$31,504	$46,308
Supplemental disclosure of cash flow information
Cash paid for interest	$518	$—
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$5,058	$756
Capital expenditures incurred but not yet paid	841	3,983
Capitalization of stock compensation	754	701
Operating lease liabilities arising from obtaining right-of-use assets	—	14,218
Conversion of contingently issuable common stock	3,671	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31,504	$46,033
Restricted cash	—	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$31,504	$46,308

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
The Company offers two major products, Evolv Express® and Evolv eXpedite™, which are designed to efficiently screen high volumes of people and bags for concealed threats. These products and their associated services are designed to capture valuable visitor data customers can leverage to inform their security operations, while providing end-users with an approachable and non-intrusive security experience. The Company is headquartered in Waltham, Massachusetts.

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its wholly owned subsidiaries, which include Evolv Technologies, Inc., Evolv Technologies UK Ltd. (“Evolv UK”) and Give Evolv LLC. References to “NHIC” refer to our legal predecessor, a special-purpose acquisition company, prior to the consummation of our business combination on July 16, 2021 (the “Merger”), and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger. The Merger was contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc., NHIC, and Legacy Evolv, as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 (as amended, the “Merger Agreement”). References to the “Investigation” refer to the investigation commenced in September 2024 by an ad hoc committee of independent directors of the Company's Board of Directors into its sales practices, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Liquidity and capital resources
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of September 30, 2025, the Company had $56.2 million in cash, cash equivalents, and marketable securities, with outstanding debt of $28.5 million and available additional debt of up to $45.0 million, as detailed below. We incurred a net loss of $44.0 million and $38.3 million for the nine months ended September 30, 2025 and 2024, respectively, and operating activities resulted in cash inflow of $3.1 million and cash outflow of $34.1 million during the nine months ended September 30, 2025 and 2024, respectively. We expect to continue to generate losses for the foreseeable future.
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
On July 29, 2025 (the “Closing Date”), the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
subscription sales model. The MidCap Credit Agreement provided an initial $30.0 million term loan facility (the “Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the “Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”). On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs paid at closing. As of September 30, 2025, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available. See Note 9, Long-term Debt for additional information.
The Company expects its cash, cash equivalents, and marketable securities of $56.2 million as of September 30, 2025, together with cash it expects to generate from future operations and borrowing availability under the Senior Secured Credit Facilities, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company expects to continue to strategically and carefully invest in various areas of the business to support that growth.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that begins at $106.0 million on December 31, 2025 and increases quarterly thereafter. The minimum required ARR on December 31, 2026 is $111.3 million. As of September 30, 2025, the Company’s ARR was $117.2 million, which is sufficient to satisfy the minimum required ARR through December 31, 2027; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. As of September 30, 2025, the minimum liquidity required is $15.0 million, and liquidity, as defined in the agreement, was $71.1 million. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum EBITDA covenant that takes effect on June 30, 2027. As of September 30, 2025, the Company is in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from November 13, 2025.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
During the three months ended March 31, 2025, the Company began classifying restructuring charges, which includes termination charges arising from severance obligations, incremental non-cash expense, and other customary employee benefit payments in connection with a reduction in force, within restructuring costs on the condensed consolidated statements of operations and comprehensive loss, whereas the restructuring costs for these services had previously been included in cost of service revenue, research and development expenses, sales and marketing expenses,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and general and administrative expenses. These reclassifications were made to align the presentation of restructuring charges with the Company's internal reporting and analysis. There were no reclassifications for the three months ended September 30, 2024. The reclassifications increased gross profit by $0.2 million for the nine months ended September 30, 2024 and did not impact total loss from operations or total net loss for any period. Prior year amounts included in this Quarterly Report on Form 10-Q have been reclassified to conform to the current presentation.
For the nine months ended September 30, 2024, the reclassifications resulted in an increase in restructuring costs of $0.9 million, and a corresponding decrease in cost of service revenue, sales and marketing expenses, and general and administrative expenses of $0.2 million, $0.7 million, and less than $0.1 million, respectively.
During the three months ended September 30, 2025, the Company recorded an out-of-period correction to decrease other income (expense) by $0.9 million, decrease contingently issuable common stock liability by $2.3 million, increase other assets by $2.0 million and increase additional paid in capital by $3.4 million. The out-of-period adjustment was recorded to correct the accounting for the fair value of the contingently issuable common shares and the contingently returnable common stock, as described in more detail in Note 4, Fair Value Measurements. Management evaluated the accounting impacts on prior periods based on the historical dates of transfers, concluding that such impacts were not material to the historical financial statements.
2. Summary of Significant Accounting Policies

Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in our 2024 Form 10-K. Except for the partner rebate program, debt and debt issuance costs, and the estimates used to determine the grant date valuation for certain market-based stock units (“MSUs”), as described below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.
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
Debt and Debt issuance costs
Debt is initially recognized at the amount of proceeds received, net of directly attributable issuance costs. The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with the issuance of debt as debt issuance costs. Debt issuance costs are recorded as a direct reduction of the carrying amount of the associated

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
debt on the condensed consolidated balance sheet and amortized as interest expense on the condensed consolidated statement of operations and comprehensive loss using the effective interest method.
For undrawn delayed draw and revolving line of credit facilities, commitment fees and related costs are costs incurred in exchange for access to capital. These fees are paid regardless of whether the funds are drawn down. Such costs associated with delayed draw facility are capitalized as prepaid expenses and other current assets and other assets in our condensed consolidated balance sheets, and such costs associated with revolving line of credit are capitalized as other assets in our condensed consolidated balance sheets. The capitalized costs are amortized as interest expense on a straight-line basis over the access period. If drawdown of the delayed draw facility becomes probable, the remaining unamortized costs are reclassified as contra-debt and amortized using the effective interest method. If it becomes probable that the delayed draw facility will not be drawn during the access period, the remaining unamortized cost will be recognized as expense in the period that determination was made.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity may apply the amendments in ASU 2023-09 either prospectively to all annual periods beginning after December 15, 2024, or retrospectively to prior periods. The Company determined that ASU 2023-09 is applicable and will be adopted in our Annual Report on Form 10-K for the year ended December 31, 2025. As ASU 2023-09 addresses disclosures only, the Company expects it will not have any material effects on its financial condition, results of operations, or cash flows.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” which amends guidance on capitalization of software development costs and introduces a probable-to-complete recognition threshold, along with factors to consider for evaluating significant development uncertainty. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted and this amendment is applied prospectively. The Company is currently evaluating the impact of this ASU on its accounting policies and disclosures within the consolidated financial statements.
3. Marketable Securities
Marketable securities as of September 30, 2025 and December 31, 2024 consisted of the following:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2025
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$24,723	$—	$24,723
Total marketable securities	$24,723	$—	$24,723

	December 31, 2024
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$14,927	$—	$14,927
Total marketable securities	$14,927	$—	$14,927
Marketable securities at September 30, 2025 and December 31, 2024 were comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the three and nine months ended September 30, 2025 and 2024. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive loss.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,017	$—	$—	$9,017
Treasury bills	—	29,714	—	29,714
Contingently returnable common stock asset	—	—	3,239	3,239
	$9,017	$29,714	$3,239	$41,970
Liabilities:
Contingent earn-out liability	$—	$—	$10,512	$10,512
Contingently issuable common stock liability	—	—	3,638	3,638
Public Warrant liability	10,457	—	—	10,457
	$10,457	$—	$14,150	$24,607

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
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of September 30, 2025, U.S. treasury bills with maturities less than 3 months, which totaled $5.0 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $24.7 million, are reflected as marketable securities. As of December 31, 2024, U.S. treasury bills with maturities less than 3 months, which totaled $12.5 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $14.9 million, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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
During each of the nine months ended September 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 3 of our consolidated financial statements of our 2024 Form 10-K. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of September 30, 2025, no milestones have been achieved.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of September 30, 2025 were as follows: 70% expected stock price volatility, a risk-free rate of return of 3.9%, a 5% likelihood of change in control and a remaining term of 0.4 years. The assumed likelihood of change in control was reduced to 5% as of September 30, 2025 from 15% as of June 30, 2025, reflecting the shortened remaining term of less than one year.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2024	$12,809
Change in fair value	(2,297)
Balance at September 30, 2025	$10,512
The decrease in fair value of the contingent earn-out liability is primarily due to the shortened remaining term of less than one year as well as the reduced likelihood of a change in control.
Valuation of Contingently Issuable Common Stock and Contingently Returnable Common Stock Asset
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 unvested shares will vest upon the Company achieving certain milestones as described in Note 3 of our consolidated financial statements of our 2024 Form 10-K ("Vesting Conditions"). The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of September 30, 2025, no milestones have been achieved.
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company if the specified Vesting Conditions are not met. As of September 30, 2025, a total of 729,570 unvested shares had been transferred to individual stockholders' brokerage accounts. As of September 30, 2025, the fair value of the unvested shares recorded as additional paid in capital was $3.7 million. The contractual obligation of the holders to return unvested shares upon failure to meet Vesting Conditions is accounted for as a freestanding financial asset in accordance with ASC 815. This asset is initially recognized at fair value and remeasured at each reporting period. As of September 30, 2025, the Company recognized a $3.2 million contingently returnable common stock asset, which is included in other assets in our condensed consolidated balance sheets. Management evaluated the accounting impacts on prior periods based on the historical dates of transfers between July 2022 and June 2025, concluding that such impacts were not material to the historical financial statements, as further described in Note 1, Nature of the Business.
The fair value of the contingently issuable common shares and the contingently returnable common stock asset is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of September 30, 2025 were as follows: 70% expected stock price volatility, a risk-free rate of return of 3.7%, a 15% likelihood of change in control and a remaining term of 0.8 years. The assumed likelihood of change in control was reduced to 15% as of September 30, 2025 from 25% as of June 30, 2025, reflecting the shortened remaining term of less than one year.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2024	$4,001
Change in fair value	1,906
Common shares issuance	(2,269)
Balance at September 30, 2025	$3,638
The following table provides a rollforward of the contingently returnable common stock asset (in thousands):

Balance at December 31, 2024	$—
Fair value of the contingently returnable common stock asset	3,239
Balance at September 30, 2025	$3,239

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of September 30, 2025, 14,324,893 Public Warrants are outstanding.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2024	$4,297
Change in fair value	6,160
Balance at September 30, 2025	$10,457
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

Distribution and License Agreement
In March 2023, the Company entered into a distributor licensing agreement (the “Distribution and License Agreement”) with Columbia Electrical Contractors, Inc. (“Columbia Tech”). Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, which serves as the Company's primary contract manufacturer. Under this arrangement, the Company has granted a license of its intellectual property to Columbia Tech, which contracts directly with certain of the Company's resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment as opposed to lease the equipment. Columbia Tech pays the Company a hardware license fee for each system it manufactures and sells under the agreement. In these instances, the Company still contracts directly with the reseller to provide a multi-year SaaS and maintenance subscription to the end-users. During the three months ended September 30, 2025, the Company discontinued quoting on this basis, and while any outstanding quotes will be honored, all new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through the Company's purchase subscription model going forward.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2025:

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$7,346	$—	$—	$7,346
Subscription revenue	87,330	68,552	62,643	218,525
Service revenue	31,045	20,772	19,841	71,658
License fee and other revenue	938	32	61	1,031
Total revenue	$126,659	$89,356	$82,545	$298,560
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. As of September 30, 2025 and December 31, 2024, the Company had $1.2 million and $0.8 million in current portion of contract assets and $0.4 million and $0.7 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $13.9 million and $58.0 million during the three and nine months ended September 30, 2025, respectively, that was included in the December 31, 2024 deferred revenue balance. The Company recognized revenue of $10.1 million and $40.8 million during the three and nine months ended September 30, 2024, respectively, that was included in the December 31, 2023 deferred revenue balance.

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2024	$84,772
Revenue recognized in relation to the beginning of the year contract liability balance	(57,966)
Revenue deferred	69,562
Balance at September 30, 2025	$96,368
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income on lease receivables	$24	$40	$80	$123
Lease income - operating leases	22,685	17,909	62,122	47,783
Total lease revenue	$22,709	$17,949	$62,202	$47,906
The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue related to leases entered into with related parties was $0.5 million and $1.1 million during the three and nine months ended September 30, 2024, respectively. There was no revenue related to leases entered into with related parties during the three and nine months ended September 30, 2025.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$9,242	$1,344	$14,092	$4,789
Subscription revenue	22,685	17,909	62,122	47,783
Service revenue	7,808	6,085	21,224	16,903
License fees	2,280	1,606	7,774	4,047
Professional services and other revenue	835	416	2,189	1,243
Total revenue	$42,850	$27,360	$107,401	$74,765

Partner Rebate Program
As discussed in Note 2, Summary of Significant Accounting Policies, the Company implemented a new Rebate Program for eligible resellers. As of September 30, 2025, the Company has accrued $1.1 million related to the Rebate Program, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets. As a substantial amount of the Company's revenue with eligible resellers is recognized over-time, the Company recognized $0.2 million and $0.6 million of current portion of contract asset and contract asset, noncurrent in our condensed consolidated balance sheets, respectively, as of September 30, 2025 and recognized $0.2 million and $0.4 million as reduction of revenue for the three and nine months ended September 30, 2025, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commissions
The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and professional services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $13.0 million as of both September 30, 2025 and December 31, 2024. During the three months ended September 30, 2025 and 2024, the Company recognized commission expense of $2.1 million and $1.4 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized commission expense of $5.4 million and $4.3 million, respectively.

Leases
As of September 30, 2025, future minimum noncancelable payments related to leases of the Company's equipment are as follows (in thousands):

Year Ending December 31:
2025 (three months remaining)	$23,132
2026	83,429
2027	61,724
2028	35,868
2029	13,693
Thereafter	679
$218,525
6. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2024	$(734)
Provisions	(131)
Write-offs, net of recoveries	65
Balance at September 30, 2025	$(800)
7. Inventory
Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$3,717	$4,362
Finished goods
Finished goods inventory	4,966	12,153
Uninstalled inventory	87	448
Total	$8,770	$16,963

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computers and telecom equipment	$2,152	$2,064
Lab equipment	6,244	5,564
Furniture and fixtures	111	111
Leasehold improvements	607	607
Leased equipment	134,050	112,078
Capitalized software	19,324	14,555
Sales demo equipment	3,015	3,649
Vehicles	604	604
Equipment held for lease[1]	12,193	17,347
Construction in progress	35	477
	178,335	157,056
Less: Accumulated depreciation and amortization	(51,416)	(33,395)
	$126,919	$123,661
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of September 30, 2025 and December 31, 2024, the net book value of capitalized software was $13.1 million and $11.1 million, respectively. These amounts include $2.4 million and $1.7 million of capitalized stock-based compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $6.5 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, which included amortization expense of capitalized software of $1.0 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense related to property and equipment was $17.9 million and $11.9 million for the nine months ended September 30, 2025 and 2024, respectively, which included amortization expense of capitalized software of $2.8 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	September 30, 2025	December 31, 2024
Leased equipment	$134,050	$112,078
Accumulated depreciation	(39,771)	(25,726)
Leased equipment, net	$94,279	$86,352
Depreciation expense related to leased equipment was $5.0 million and $3.7 million during the three months ended September 30, 2025 and 2024, respectively. Depreciation expense related to leased equipment was $13.4 million and $9.7 million during the nine months ended September 30, 2025 and 2024, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
The Company recorded losses of $1.9 million and $3.5 million from disposals of property and equipment during the three and nine months ended September 30, 2025, respectively, primarily related to the disposal of previously leased Evolv Express systems in connection with customer upgrades to the second generation of Express systems, which were recorded in cost of subscription revenue. The Company did not record any loss from disposal of property and equipment during the three and nine months ended September 30, 2024.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded $0.2 million loss from impairment of property and equipment during each of the three and nine months ended September 30, 2024. This primarily related to the removal of Evolv Edge units and Evolv Express prototypes from service, resulting in an impairment of the remaining economic value of such units. The Company did not record any impairment of property and equipment during the three and nine months ended September 30, 2025.
9. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

September 30, 2025
Term loans payable	$30,000
Less: Unamortized discount	(1,472)
28,528
Less: Current portion of long-term debt	—
Long-term debt, net of discount	$28,528
As described in Note 1, on July 29, 2025, the Company entered into the $75.0 million MidCap Credit Agreement, which provided for the Senior Secured Credit Facilities, which include a $30.0 million Initial Term Loan, a $30.0 million Delayed Draw Term Loan (available for drawdown during the two-year period following the Closing Date), and a $15.0 million Revolving Credit Facility, each with a maturity date of July 1, 2030. As of September 30, 2025, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available.
On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs funded at closing. The total debt issuance costs of $3.7 million, which included $0.3 million of additional issuance costs paid by the Company, have been allocated to each component of the facility in accordance with ASC 835. The Senior Secured Credit Facilities are guaranteed by the Company, and in the future, may be guaranteed by certain material subsidiaries. The Senior Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company.
The Senior Secured Credit Facilities bear interest at a fluctuating rate per annum equal to Term Secured Overnight Financing Rate (“Term SOFR”) and an applicable margin calculated based on earnings before interest, taxes, depreciation, and amortization (“EBITDA”). At closing, the applicable margin on Term SOFR loans was 5.25%. If the event described under the MidCap Credit Agreement related to Term SOFR occurs, a base rate is determined by reference to the higher of (1) the prime rate of Wells Fargo and (2) 2.00%. Interest and principal are payable monthly. Monthly interest payments are due in arrears on the first day of each month.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that begins at $106.0 million on December 31, 2025 and increases quarterly thereafter. The minimum required ARR on December 31, 2026 is $111.3 million. As of September 30, 2025, the Company’s ARR was $117.2 million, which is sufficient to satisfy the minimum required ARR through December 31, 2027; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. As of September 30, 2025, the minimum liquidity required is $15.0 million, and liquidity, as defined in the agreement, was $71.1 million. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum EBITDA covenant that takes effect on June 30, 2027. As of September 30, 2025, the Company is in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from November 13, 2025.
Initial Term Loan

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The borrowing under the $30.0 million Initial Term Loan is subject to principal repayments beginning in August 2029, following a 48-month interest-only period, and will be repaid in equal installments over the final 12 months of the loan term.
As of September 30, 2025, the unamortized debt issuance costs totaled $1.5 million, and are presented as a direct deduction from the carrying amount of the Initial Term Loan on the consolidated balance sheet and are amortized as interest expense using the effective interest method in accordance with ASC 835. Interest expense related to the Initial Term Loan totaled $0.6 million for the three and nine months ended September 30, 2025. The interest rate in effect as of September 30, 2025 was approximately 9.60%, which includes Term SOFR of 4.35% and an applicable margin of 5.25%. Interest expense related to the amortization of debt issuance costs totaled less than $0.1 million for the three and nine months ended September 30, 2025.
As of September 30, 2025, future principal payments on long-term debt are as follows (in thousands):

December 31,
2025 (remaining three months)	$—
2026	—
2027	—
2028	—
2029	12,500
Thereafter	17,500
$30,000
Delayed Draw Term Loan and Revolving Credit Facility
As of September 30, 2025, no amounts had been drawn under the Delayed Draw Term Loan or Revolving Credit Facility. Unused commitments amounted to $30.0 million and $15.0 million under the Delayed Draw Term Loan and Revolving Credit Facility, respectively, as of September 30, 2025. Debt issuance costs allocated to these facilities are paid regardless of whether the funds are drawn down. Such costs are capitalized as prepaid assets and amortized as interest expense on a straight-line basis over their respective access periods, which end on August 1, 2027 and July 1, 2030 for Delayed Draw Term Loan and Revolving Credit Facility, respectively. As of September 30, 2025, the Company recorded $0.7 million in prepaid expenses and other current assets and $1.3 million in other assets in the condensed consolidated balance sheets for costs associated with Delayed Draw Term Loan and Revolving Credit Facility. Capitalized debt issuance cost is amortized as interest expense on a straight-line basis over the period each facility is available to be drawn. Interest expense related to the amortization of debt issuance costs totaled $0.2 million for the three and nine months ended September 30, 2025.
The Revolving Credit Facility provides for an unused commitment fee of 0.25% on the undrawn portion of the facility. Interest expense related to the unused commitment fees totaled less than $0.1 million for the three and nine months ended September 30, 2025.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Stock-Based Compensation
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2024. No option grants were issued during the nine months ended September 30, 2025.

Nine Months Ended September 30,
2024
Risk-free interest rate	4.1%
Expected term (in years)	6.1
Expected volatility	90.0%
Expected dividend yield	0.0%
The following table summarizes the Company’s stock option activity since December 31, 2024 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2024	18,125,937	$1.18
Granted	—	—
Exercised	(8,079,161)	1.06
Forfeited	(525,981)	3.61
Expired	(20,306)	3.63
Outstanding as of September 30, 2025	9,500,489	$1.15
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2024:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2024	12,115,657	$3.50
Granted	8,145,704	3.89
Vested	(5,313,544)	3.33
Forfeited	(3,929,323)	3.73
Nonvested as of September 30, 2025	11,018,494	$3.79
Market-based Stock Units
During the nine months ended September 30, 2025, the Company granted market-based stock units ("MSUs") for which the vesting conditions consist of market-based vesting conditions, determined by the Company's level of achievement of pre-established parameters relating to the performance of the Company's stock price as set by the Board as well as service-based vesting conditions. Vesting may range from 0% to 200% of the target MSUs granted, based on the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
achievement of specified market conditions. The awards will be measured at each anniversary of the grant date and will vest following the completion of a performance period, which is generally three years unless shortened in the event of a change in control.
Compensation expense for MSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest date, regardless of level of achievement of the market conditions. The fair value of the awards were estimated based on a Monte Carlo simulation model applying the following key assumptions, on a weighted average basis:

Nine Months Ended September 30,
2025
Risk-free interest rate	3.9%
Expected term (in years)	3.0
Expected volatility	90.5%
Expected dividend yield	0.0%
The following table summarizes the Company's market-based stock units activity since December 31, 2024:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2024	—	$—
Granted	1,755,370	5.14
Vested	—	—
Forfeited	(85,227)	4.40
Nonvested as of September 30, 2025	1,670,143	$5.17
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
As of September 30, 2025, all 1,221,296 of the Finback Common Stock Warrants were fully exercised. Consequently, there were no remaining Finback Common Stock Warrants that were exercisable or unvested, given the expiration of the 1-year tail period on January 1, 2024. The Company recognized compensation expense for the Finback Common Stock Warrants when the warrants vested based on meeting the specified sales criteria. During the three and nine

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
months ended September 30, 2025 and 2024, there was no stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$269	$244	$770	$555
Research and development	1,227	1,243	3,496	3,367
Sales and marketing	1,480	2,516	4,238	8,199
General and administrative	2,414	3,504	6,787	9,243
Restructuring costs	$—	$—	$525	$—
Total stock-based compensation expense	$5,390	$7,507	$15,816	$21,364
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
The Company’s tax provision and resulting effective tax rate for interim periods are determined using the estimated annual effective tax rate (“AETR”), which is updated each quarter and adjusted for discrete items recognized in the period. For the three and nine months ended September 30, 2025, the AETR reflects expected taxable income of Evolv UK, consistent with its intercompany transfer pricing policy. The forecast is consistent with year-to-date actual results through September 30, 2025, and excludes any mark-to-market adjustments. While the overall tax provision remains immaterial due to the Company's full valuation allowance, a portion of the prior-year net operating losses of Evolv UK expected to be utilized is subject to uncertainty. As a result, a corresponding unrecognized tax benefit has been included within the AETR.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. The enacted legislation did not have a material impact on the Company’s financial position, results of operations, or effective tax rate for the nine months ended September 30, 2025, primarily due to its full valuation allowance position on U.S. deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from Evolv UK. The Company will continue to monitor and evaluate all applicable provisions of the OBBBA and any potential future impact on its consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(1,796)	$(30,443)	$(44,020)	$(38,297)

Denominator:
Weighted average common shares outstanding - basic and diluted	172,790,098	157,709,229	166,327,570	155,760,149
Net loss per share attributable to common stockholders – basic and diluted	$(0.01)	$(0.19)	$(0.26)	$(0.25)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss income per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options issued and outstanding	9,500,489	20,963,754	9,500,489	20,963,754
Public Warrants to purchase common stock	14,324,893	14,324,893	14,324,893	14,324,893
Warrants to purchase common stock (Finback)	—	117,423	—	117,423
Unvested restricted stock units	11,018,494	15,473,291	11,018,494	15,473,291
Unvested market-based stock units*	1,670,143	—	1,670,143	—
Earn-out shares*	15,000,000	15,000,000	15,000,000	15,000,000
Contingently issuable common stock*	1,167,930	1,897,500	1,167,930	1,897,500
	52,681,949	67,776,861	52,681,949	67,776,861
*Issuance of Market-based stock units, Earn-out shares and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.
13. Related Party Transactions

Original Equipment Manufacturer Partnership Agreement with Motorola

In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. (“Motorola”), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. While the partnership agreement is still in effect, effective in the fourth quarter of 2024, Motorola is no longer considered a related party. During the three and nine months ended September 30, 2024, revenue from Motorola's distributor services was $2.2 million and $6.1 million, respectively.
14. Commitments and Contingencies
At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
General Litigation
Class Action Lawsuits
On March 25, 2024 and November 1, 2024, putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts. On December 13, 2024, the Court consolidated the two lawsuits into one action (the “Class Action”), pursuant to which a consolidated amended complaint was filed against the Company, certain former executives, a current director, and individuals associated with NewHold Investment Corp. Lead Plaintiff Robert Falk and additional plaintiffs Chris Williams, Tim R. Carrillo and Chris Swanson (“Class Action Plaintiffs”) allege that the Company violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and the Company’s revenue recognition. The Class Action Plaintiffs seek various forms of relief, including compensatory damages, reasonable costs and expenses, attorneys’ fees, and expert fees. The Company filed its motion to dismiss the Class Action on March 28, 2025, and the Class Action Plaintiffs filed their opposition to the motion to dismiss on June 24, 2025. On June 30, 2025, the Court issued an order staying the Class Action, including disposition on the motion to dismiss, pending settlement negotiations. On August 5, 2025, the parties to the Class Action engaged in mediation and reached a settlement in principle in the amount of $15.0 million, which is subject to negotiation of definitive documentation and court approval, of which the Company estimated that $14.0 million would be funded by the Company's Directors and Officers insurance coverage. On August 19, 2025, the Court issued an order continuing the stay and ordering Class Action Plaintiffs to file a motion for preliminary approval of the settlement by December 15, 2025.
As of September 30, 2025, the Company has recognized a settlement accrual of $15.0 million and an estimated insurance recovery of $14.0 million, which are included in accrued expenses and other current liabilities and prepaid and other current assets in the condensed consolidated balance sheets, respectively, representing management's best estimate of the outcome. For the three and nine months ended September 30, 2025, the Company recognized $0 and $1.0 million,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
respectively, for the estimated net loss in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Derivative Lawsuits
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
On March 10, 2025, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “First Delaware Derivative Action”). The First Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers, and nominally against the Company. Plaintiff Steve Bersch, derivatively on behalf of nominal defendant Evolv, brought claims for breach of fiduciary duty, unjust enrichment, and insider trading, seeking various forms of relief, including equitable relief, monetary damages, including restitution and fees, and a declaratory judgment. The First Delaware Derivative Action is stayed pending the outcome of the motion to dismiss in the Class Action or a final order dismissing the Class Action with prejudice.
On October 2, 2025, another shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “Second Delaware Derivative Action”). The Second Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers and directors, NHIC directors and officers, and nominally against the Company. Plaintiff Robert Patrick, derivatively on behalf of nominal defendant Evolv, brought claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, seeking various forms of relief, including equitable relief directing reform of corporate governance and internal controls, monetary damages including restitution and other fees, and a declaration that the individual defendants breached or aided and abetted breaches of fiduciary duties. On November 7, 2025, the Delaware Court of Chancery entered an order staying the Second Delaware Derivative Action pending the outcome of renewed motions to dismiss or final disposition of the Class Action.
The Company expects to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received. We cannot reasonably estimate a range of possible losses at this time for the derivative lawsuits, as the proceedings remain in the early stages, alleged damages have not been specified, and the derivative actions are stayed. For these reasons, the Company has not recorded a loss contingency liability for the derivative lawsuits as of September 30, 2025.
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
As part of the Order, the Company agreed to offer a limited number of its K-12 education customers the option to cancel the remainder of their current contracts during a 60-day cancellation period. 65 education customers were offered

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the cancellation period, and of these, 5 customers representing 24 Evolv Express systems elected to cancel their contracts with the Company. Amounts that customers had paid to the Company related to portions of their contracts that were cancelled are required to be returned to the customer, but these amounts were immaterial for the year ended December 31, 2024 and therefore the Company did not book a liability in its consolidated financial statements. There is no impact to revenue or cost of revenue amounts for the three and nine months ended September 30, 2025, as revenue continued to be recognized on these deals through the cancellation dates of each contract, all of which were in June 2025, and all systems have been removed from our subscription base as of September 30, 2025. The Company determined that $0.9 million of its revenues previously expected to be recognized over the next two years related to performance obligations that were unsatisfied (or partially satisfied) as of the effective date of the Order were impacted by the cancellations, which has been excluded from the remaining performance obligations disclosed in Note 5 Revenue Recognition.
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
In view of the inherent unpredictability of such regulatory and governmental matters, the Company cannot determine with certainty the timing or ultimate resolution of such matters or the eventual loss, fines or penalties, if any, that may result from such matters. The Company establishes reserves for such matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving such matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on the consolidated financial statements in particular quarterly or annual periods. The Company accrues amounts for certain matters for which losses are considered to be probable of occurring based on its reasonable estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from the Company's current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however the Company cannot estimate a range of the potential losses for these matters.
Any resolution or litigation with the SEC or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate, but we have not accrued a loss pertaining to the SEC matter. In addition to the expected insurance recovery discussed above related to the Class Action litigation, the Company's defense costs for counsel and consultants in connection with the securities litigation and the related SEC and DOJ matter, including certain expenses that have previously been paid, are also expected to be reimbursed. As of September 30, 2025, the Company recognized an estimated loss recovery related to insurance coverage for these matters of $1.2 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, which was recorded as a reduction of general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025, $5.6 million of these recoveries have been paid out by the Company's insurance provider. The $1.2 million remaining estimated recovery is included in prepaid and other current assets in the condensed consolidated balance sheets as of September 30, 2025. This amount reflects costs that have been confirmed covered by the Company’s insurance providers, as well as an estimate of other claims the Company has determined are probable of recovery. $1.0 million of recoveries were paid out in the fourth quarter to date. As it relates to these losses for which the Company has determined recovery to be probable, the Company cannot provide any assurance that additional costs related to these matters will not exceed the limits of its insurance policies, that other such claims, for which a loss recovery could not be estimated, are covered by the terms of its insurance policies or that its insurance carrier will be able to cover all related claims. There can be no assurance as to the timing or the terms of the ultimate outcome of these investigations or their potential effect, if any, on us or our results of operations. We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received, net of estimated

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
insurance recoveries. There can be no assurance whether there will be further information requests or potential enforcement action or litigation, which is necessarily uncertain.
Contract manufacturers
The Company generally contracts with its contract manufacturer, Columbia Tech, on a cancellable purchase-order basis to provide manufacturing services for the Company's equipment sold or leased to customers. While these contracts are cancellable by the Company upon prior notice, payments due upon cancellation may consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. Additionally, the recently executed agreement with the Company's new contract manufacturer, Plexus, includes provisions for which order volumes that fall short of our forecasts may result in purchase commitments. These payments are not determinable, but could result in a material purchase commitment if the Company were to cancel their open purchase orders.
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
Information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment revenue	$42,850	$27,360	$107,401	$74,765
Less:
Employee expense	18,217	16,222	50,325	51,882
Travel and expense	1,110	1,704	3,002	4,892
Capitalized R&D expense	(1,165)	(1,656)	(4,015)	(4,678)
Stock-based compensation expense[1]	5,390	7,507	15,291	21,364
Other non-recurring expenses[2]	(30)	3,810	10,343	7,745
Consulting and contract staffing	2,216	2,825	8,539	9,261
Software subscriptions	1,635	1,847	4,739	4,942
Depreciation and amortization	6,540	4,575	17,859	11,933
Restructuring costs	—	—	2,662	860
Disposal of property and equipment	1,870	—	3,503	—
Other cost of revenue	10,606	3,862	22,620	13,136
Other operating expenses	5,057	5,816	13,011	16,857
Other segment items[3]	(6,800)	11,291	3,542	(25,132)
Segment net (loss) income	$(1,796)	$(30,443)	$(44,020)	$(38,297)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 Excludes incremental expense related to modified awards included in the Restructuring costs line. See Note 16, Restructuring Charges for additional information.
2 For the three and nine months ended September 30, 2025, includes consulting and legal fees related to the Investigation and related matters, additional audit fees incurred in connection with the restatement of prior period financial statements, net of estimated insurance recoveries, as well as estimated net losses related to ongoing legal matters. For the three and nine months ended September 30, 2024, includes costs associated with adverse non-cancellable inventory purchase commitments, inventory reserve associated with the transition of our manufacturing operations to the next generation of Evolv Express systems and the determination that certain components within our legacy systems will not be used in the next generation systems, and severance expense.
3 Refer to Total other income (expense), net and provision for income taxes in the condensed consolidated statements of operations and comprehensive loss.
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
To align the presentation of restructuring charges, the Company reclassified the comparative financial statements for the nine months ended September 30, 2024. There were no reclassifications for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the reclassifications resulted in an increase in restructuring costs of $0.9 million, and a corresponding decrease in cost of service revenue, sales and marketing expenses, and general and administrative expenses of $0.2 million, $0.7 million, and less than $0.1 million, respectively. The prior year activity was limited in scope, and the reclassifications did not impact total loss from operations or total net income (loss). All actions related to the prior year reduction in force were completed by September 30, 2024.
The following table summarizes the liabilities recognized in relation to the cash obligations from reduction in force, which are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets (in thousands):

Balance at December 31, 2023	$—
Charges incurred	860
Cash payments	(860)
Balance at December 31, 2024	—
Charges incurred	2,137
Cash payments	(2,069)
Balance at September 30, 2025	$68

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

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its subsidiaries. References to “NHIC” refer to the company prior to the consummation of our business combination (the “Merger”) and references to “Legacy Evolv” refer to Evolv Technologies, Inc. dba Evolv Technology, Inc. prior to the consummation of the Merger. References to “Investigations” refer to the investigation commenced in September 2024 by an ad hoc committee of independent directors of our Board of Directors into our sales practices, as previously disclosed in prior filings.
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
Our solutions combine proprietary software and hardware, delivered as a long-term Security-as-a-Service (“SaaS”) subscription model, and are designed to enhance security and improve the visitor experience. Evolv provides a cloud-connected, AI-driven approach to security that goes beyond just hardware, supporting the end-to-end screening experience. Our focus is weapons detection, and we offer two core solutions: Evolv Express® and Evolv eXpedite™, designed to efficiently screen high volumes of people and bags for concealed threats.
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
Supply Chain Strategy
On November 5, 2025, we entered into a non-exclusive contract manufacturing agreement with Plexus Corp. (“Plexus”). This shift is part of a broader supply chain strategy aimed at enhancing scalability, geographic diversification, creating long-term cost-saving opportunities, and operational resiliency. As Plexus is brought onboard, we believe we maintain ample inventory and committed production capacity to meet our growth targets with our existing contract manufacturer, ensuring uninterrupted service and consistent delivery to customers.
We regularly evaluate our supply chain structure to mitigate risks, including dependencies, lead times, and cost fluctuations. While no material disruptions are anticipated during the onboarding of Plexus, we continue to monitor potential risks associated with onboarding, logistics, and supplier performance. These factors may influence cost of revenue, inventory levels, and working capital in future periods.
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

Sales Mix, Pricing, Product Cost and Margins
We sell our solutions under two primary sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware outright, we offer customers the option of purchasing our hardware outright directly from us through our “purchase subscription” model. In addition to our two primary sales models, we have historically offered our “distributor licensing” model based on the Distribution and License Agreement we entered into with Columbia Tech in March of 2023. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, which contracts directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment. Columbia Tech pays us a hardware license fee for each system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. During the three months ended September 30, 2025, we discontinued quoting on this basis, and while any outstanding quotes will be honored, all new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward. Thus, license revenue from this agreement is expected to reduce to zero over time, replaced by increased product revenue, which will in turn provide an increase in gross profit and a decrease in gross margin percentage. We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments.
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
Development and Commercialization of our Products
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $107.4 million and $74.8 million for the nine months ended September 30, 2025 and 2024, respectively. We generated a net loss of $44.0 million and $38.3 million for the nine months ended September 30, 2025 and 2024, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations and our Senior Secured Credit Facilities. See “Liquidity and Capital Resources” as well as “Risks Related to Our Financial Condition and Liquidity” for more information. Additionally, as discussed in Note 14, Commitments and Contingencies, to our condensed consolidated financial statements for the three and nine months ended September 30, 2025, we are involved in certain legal proceedings, including a government investigation. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company, may differ materially from our current estimates.
As described under Supply Chain Strategy section, we entered into a non-exclusive contract manufacturing agreement with Plexus, which is expected to enhance manufacturing scalability and operational efficiency. While the onboarding may temporarily affect working capital due to dual production activities and other onboarding costs, the Company does not anticipate a material impact on overall liquidity in the near term. Once fully operational, we expect improved inventory efficiency and commercial terms. The Company continues to monitor cash flows and capital requirements associated with the transition to ensure sufficient resources are available to support ongoing operations and strategic initiatives.
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

Product Revenue
We derive a portion of our revenue from the sale of our Evolv Express and eXpedite equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We anticipate future growth in product revenue as more customers purchase systems through our purchase subscription model.
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
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2025, we discontinued quoting under the Distribution and License Agreement, and while any outstanding quotes will be honored, all new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward. Thus, license revenue from this agreement is expected to reduce to zero over time, replaced by increased product revenue.
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
Research and Development
Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, and consulting and contractor costs. We expect our research and development costs to decrease for the year ending December 31, 2025 compared to the year ended December 31, 2024 as a result of certain cost cutting measures we have taken, including the reduction in force implemented in January 2025, as well as decrease in consulting costs related to the second generation of our Evolv Express systems that were launched in prior year.
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

General and Administrative
General and administrative expenses consist primarily of personnel related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance, net of any probable and reasonably estimable insurance recoveries or received insurance recoveries. During the year ended 2024, we experienced a significant increase in general and administrative expenses, primarily for legal fees and consulting expenses, as a result of the Investigation and related actions. This increased level of expenses continued through the second quarter of 2025 and has reduced in the third quarter of 2025. We expect our general and administrative expenses to remain at this lower level in the fourth quarter of 2025.
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
Change in Fair Value of Contingently Issuable Common Stock Liability and Contingently Returnable Common Stock Asset
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock, referred to as Founder Shares. Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones, and 517,500 Founder Shares were contributed to Give Evolv LLC. The 1,897,500 outstanding contingently issuable common shares are accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company if the specified vesting conditions are not met. As of September 30, 2025, a total of 729,570 unvested shares had been transferred to individual brokerage accounts, resulting in a reduction to the contingently issuable common stock liability and recognition of the value of the shares as outstanding equity. The contractual obligation of the holders to return the transferred shares upon failure to meet vesting conditions is accounted for as a freestanding financial asset. This asset is initially recognized at fair value and remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. The enacted legislation did not have a material impact on our financial position, results of operations, or effective tax rate for the nine months ended September 30, 2025, primarily due to our full valuation allowance position on U.S. deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from Evolv UK. We will continue to monitor and evaluate all applicable provisions of the OBBBA and any potential future impact on our consolidated financial statements.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Product revenue	$9,242	$1,344	$7,898	588%
Subscription revenue	22,685	17,909	4,776	27
Service revenue	7,808	6,085	1,723	28
License fee and other revenue	3,115	2,022	1,093	54
Total revenue	42,850	27,360	15,490	57
Cost of revenue:
Cost of product revenue	7,960	2,616	5,344	204
Cost of subscription revenue	10,923	7,348	3,575	49
Cost of service revenue	2,338	1,404	934	67
Cost of license fee and other revenue	323	183	140	77
Total cost of revenue	21,544	11,551	9,993	87
Gross profit	21,306	15,809	5,497	35
Operating expenses:
Research and development	5,608	5,810	(202)	(3)
Sales and marketing	11,715	14,966	(3,251)	(22)
General and administrative	12,579	13,976	(1,397)	(10)
Loss from impairment of property and equipment	—	209	(209)	(100)
Total operating expenses	29,902	34,961	(5,059)	(14)
Loss from operations	(8,596)	(19,152)	10,556	55
Other income (expense), net:
Interest expense	(713)	—	(713)	*
Interest income	436	628	(192)	(31)
Other (expense) income, net	(44)	34	(78)	(229)
Change in fair value of contingent earn-out liability	7,521	(8,321)	15,842	190
Change in fair value of contingently issuable/returnable common stock liability/asset	2,178	(2,056)	4,234	206
Change in fair value of public warrant liability	(2,578)	(1,576)	(1,002)	(64)
Total other income (expense), net	6,800	(11,291)	18,091	160
Net loss	$(1,796)	$(30,443)	$28,647	94%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 62 new customers during the three months ended September 30, 2025, and (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations as well as expanding their fleet with our Evolv eXpedite offering.
Product Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Product revenue	$9,242	$1,344	$7,898	588%
Cost of product revenue	$7,960	$2,616	$5,344	204%
Gross profit (loss) - Product revenue	$1,282	$(1,272)	$2,554	201%
Gross profit margin - Product revenue	14%	(95)%	N/A	109%
The increases in product revenue and cost of product revenue for the three months ended September 30, 2025 compared to the prior year period are primarily due to an increased utilization of our purchase subscription model, in which customers purchase Evolv Express and Evolv eXpedite systems directly from us instead of through our distributor licensing model. The increase in product gross profit margin was due to an expense related to our inventory reserve of $1.5 million recognized in the three months ended September 30, 2024, which related primarily to the transition of our manufacturing operations to the next generation of Evolv Express systems and the determination that certain components within our legacy systems will not be used in the next generation systems, partially offset by the initial deployments of our Evolv eXpedite systems, which as a new product offering reflect a higher initial cost to produce that we expect to gradually decline in the future.
Subscription Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Subscription revenue	$22,685	$17,909	$4,776	27%
Cost of subscription revenue	$10,923	$7,348	$3,575	49%
Gross profit - Subscription revenue	$11,762	$10,561	$1,201	11%
Gross profit margin - Subscription revenue	52%	59%	N/A	(7)%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base as of September 30, 2025 compared to the prior year, with a higher number of active Evolv Express systems deployed under our pure subscription model and an increase in short term rental subscription revenue during the three months ended September 30, 2025. The decrease in subscription gross profit margin was due to a $1.9 million loss on disposal of leased equipment and a $0.6 million estimated field services cost related to the replacement of certain Express system parts.

Service Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Service revenue	$7,808	$6,085	$1,723	28%
Cost of service revenue	$2,338	$1,404	$934	67%
Gross profit - Service revenue	$5,470	$4,681	$789	17%
Gross profit margin - Service revenue	70%	77%	N/A	(7)%
The increases in service revenue, cost of service revenue, and service gross profit are primarily due to increased maintenance revenue associated with growth in number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers directly from Columbia Tech under our distributor licensing model, for the three months ended September 30, 2025 compared to the prior year period. The decrease in gross profit margin is primarily due to a $0.5 million estimated field services cost related to the replacement of certain Express system parts and a $0.2 million increase in amortization of capitalized software costs during the three months ended September 30, 2025 due to the release of Evolv eXpedite and our second generation of Evolv Express systems.
License fee and other revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
License fee and other revenue	$3,115	$2,022	$1,093	54%
Cost of license fee and other revenue	$323	$183	$140	77%
Gross profit - License fee and other revenue	$2,792	$1,839	$953	52%
Gross profit margin - License fee and other revenue	90%	91%	N/A	(1)%
The increases in license fee and other revenue and gross profit are primarily driven by $2.3 million of license fee revenue earned during the three months ended September 30, 2025 compared to $1.6 million earned during the prior year period under the distributor licensing model, as well as a $0.2 million increase in installation and training service fees. Although the unit sales through our distributor licensing model declined, the license fee and other revenue increased due to an increase in per-unit license fees for our second generation of Evolv Express systems.
Research and Development Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$4,239	$4,075	$164	4%
Materials and prototypes	233	614	(381)	(62)%
Professional fees	703	713	(10)	(1)%
Other	433	408	25	6%
	$5,608	$5,810	$(202)	(3)%
The increase in personnel related expenses is primarily due to a decrease in payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.2 million. The decrease in materials and prototypes expense is primarily due to a decrease of $0.3 million in design and engineering costs reflecting the timing of certain product releases in the prior year.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$9,135	$10,346	$(1,211)	(12)%
Advertising and direct marketing	446	1,316	(870)	(66)%
Travel and entertainment	707	1,305	(598)	(46)%
Professional fees	477	915	(438)	(48)%
Other	950	1,084	(134)	(12)%
	$11,715	$14,966	$(3,251)	(22)%
The decrease in personnel related expenses is due to a decrease in payroll costs and stock-based compensation of $1.1 million, which resulted primarily from the reduction in force in January 2025. Stock-based compensation expense included in sales and marketing expenses was $1.5 million for the three months ended September 30, 2025 compared to $2.5 million for the three months ended September 30, 2024. The decrease in advertising and direct marketing expense is primarily due to a decrease in expenses related to trade shows and events of $0.5 million and decrease in sponsorship fees of $0.2 million. The decrease in travel and entertainment expense is due to a decrease in travel costs for in-person sales meetings as a result of our reductions in force. Professional fees decreased primarily due to a decrease in marketing consulting costs.
General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$7,138	$6,789	$349	5%
Professional fees	2,193	1,441	752	52%
Insurance costs	941	830	111	13%
Non-recurring professional fees and other expenses	2,307	4,916	(2,609)	(53)%
	$12,579	$13,976	$(1,397)	(10)%
Personnel related expenses increased due to a $1.5 million increase in payroll costs, primarily from an increase in accrued bonuses, offset by a decrease in stock-based compensation of $1.1 million, which resulted primarily from the termination of certain executives as well as the reduction in force in January 2025. Stock-based compensation expense included in general and administrative expenses was $2.4 million for the three months ended September 30, 2025 compared to $3.5 million for the three months ended September 30, 2024. Professional fees increased primarily due to an increase in legal fees of $0.4 million and an increase in audit and tax fees of $0.2 million. Non-recurring professional fees and other expenses decreased primarily due to a $1.2 million decrease in consulting and legal fees and audit fees incurred in connection with the previous restatement of prior period financial statements, additional insurance recoveries of $1.2 million, and a decrease in IT and software subscription costs of $0.3 million, partially offset by an increase in rent of $0.2 million for additional leased space.
Restructuring Costs
No restructuring cost was recognized for the three months ended September 30, 2025 and 2024.
Interest Expense
Interest expense of $0.7 million for the three months ended September 30, 2025 related to cash interest paid on long-term debt and amortization of deferred financing fees and costs. No interest expense was recognized for the three months ended September 30, 2024, as there was no debt outstanding during the period.

Interest Income
Interest income of $0.4 million for the three months ended September 30, 2025 and $0.6 million for the three months ended September 30, 2024 related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned decreased primarily due to lower average balances in interest-bearing accounts during the three months ended September 30, 2025 compared to during the three months ended September 30, 2024.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $7.5 million gain and $8.3 million loss for the three months ended September 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Change in the fair value of the contingently issuable common stock liability resulted in a $2.2 million gain for the three months ended September 30, 2025, resulting from quarterly mark-to-market adjustments and common shares issuance, and a $2.1 million loss for the three months ended September 30, 2024, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in losses of $2.6 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Product revenue	$14,092	$4,789	$9,303	194%
Subscription revenue	62,122	47,783	14,339	30
Service revenue	21,224	16,903	4,321	26
License fee and other revenue	9,963	5,290	4,673	88
Total revenue	107,401	74,765	32,636	44
Cost of revenue:
Cost of product revenue	16,495	8,569	7,926	92
Cost of subscription revenue	27,713	19,242	8,471	44
Cost of service revenue	5,753	3,749	2,004	53
Cost of license fee and other revenue	766	484	282	58
Total cost of revenue	50,727	32,044	18,683	58
Gross profit	56,674	42,721	13,953	33
Operating expenses:
Research and development	15,207	18,056	(2,849)	(16)
Sales and marketing	34,494	47,182	(12,688)	(27)
General and administrative	44,789	39,843	4,946	12
Restructuring costs	2,662	860	1,802	210
Loss from impairment of property and equipment	—	209	(209)	(100)
Total operating expenses	97,152	106,150	(8,998)	(8)
Loss from operations	(40,478)	(63,429)	22,951	36
Other (expense) income, net:
Interest expense	(714)	—	(714)	*
Interest income	1,049	2,394	(1,345)	(56)
Other income (expense), net	117	(33)	150	455
Change in fair value of contingent earn-out liability	2,297	15,092	(12,795)	(85)
Change in fair value of contingently issuable/returnable common stock liability/asset	(69)	2,218	(2,287)	(103)
Change in fair value of public warrant liability	(6,160)	5,461	(11,621)	(213)
Total other (expense) income, net	(3,480)	25,132	(28,612)	(114)
Loss before income taxes	$(43,958)	$(38,297)	$(5,661)	(15)%
Provision for income taxes	$62	$—	$62	*
Net loss	$(44,020)	$(38,297)	$(5,723)	(15)%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 179 new customers during the nine months ended September 30, 2025, and (iii) the expansion of our existing customers’ initial Evolv Express deployments to other venues and locations as well as expanding their fleet with our Evolv eXpedite offering.
Product Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Product revenue	$14,092	$4,789	$9,303	194%
Cost of product revenue	$16,495	$8,569	$7,926	92%
Gross loss - Product revenue	$(2,403)	$(3,780)	$1,377	36%
Gross profit margin - Product revenue	(17)%	(79)%	N/A	62%
The increases in product revenue and cost of product revenue for the nine months ended September 30, 2025 compared to the prior year period are primarily due to an increased utilization of our purchase subscription model, in which the customers purchase Evolv Express and Evolv eXpedite systems directly from us. The increase in product gross profit margin for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to expense recognized during the nine months ended September 30, 2024 of a $1.1 million related to non-cancellable inventory purchase commitments, a $0.6 million decrease in charges for inventory reserves during the nine months ended September 30, 2025 as compared to the same period in the prior year, and a $0.7 million decrease in manufacturing expense during the nine months ended September 30, 2025, primarily related to the deployments of second generation of Evolv Express systems, which provide improved gross margins as compared to the first generation products, all partially offset by the initial deployments of Evolv eXpedite systems, which, as a new product offering, reflect a higher initial cost to produce that we expect to gradually decline in the future.
Subscription Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Subscription revenue	$62,122	$47,783	$14,339	30%
Cost of subscription revenue	$27,713	$19,242	$8,471	44%
Gross profit - Subscription revenue	$34,409	$28,541	$5,868	21%
Gross profit margin - Subscription revenue	55%	60%	N/A	(5)%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base as of September 30, 2025 compared to the prior year, with a higher number of active Evolv Express systems deployed under our pure subscription model and an increase in short term rental subscription revenue during the nine months ended September 30, 2025. Gross profit margin decreased primarily due to a $3.1 million loss on disposals of certain first generation Evolv Express systems and a $0.6 million estimated field services costs related to the replacement of certain Express system parts during the nine months ended September 30, 2025.

Service Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Service revenue	$21,224	$16,903	$4,321	26%
Cost of service revenue	$5,753	$3,749	$2,004	53%
Gross profit - Service revenue	$15,471	$13,154	$2,317	18%
Gross profit margin - Service revenue	73%	78%	N/A	(5)%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to increased maintenance revenue associated with growth in number of active revenue-generating purchase subscription units, as well as active revenue-generating units purchased by customers, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in gross profit margin is primarily due to an accrual of $0.5 million estimated field services costs related to the replacement of certain Express system parts and increased amortization of capitalized software costs during the nine months ended September 30, 2025 by $0.7 million due to the release of Evolv eXpedite and our second generation of Evolv Express systems.
License fee and other revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
License fee and other revenue	$9,963	$5,290	$4,673	88%
Cost of license fee and other revenue	$766	$484	$282	58%
Gross profit - License fee and other revenue	$9,197	$4,806	$4,391	91%
Gross profit margin - License fee and other revenue	92%	91%	N/A	1%
The increase in license fee and other revenue and gross profit was primarily driven by $7.8 million of license fees earned during the nine months ended September 30, 2025 compared to $4.0 million earned during the nine months ended September 30, 2024 under the distributor licensing model, as well as a $0.4 million increase in installation and training service fees. In addition to the increase in the unit sales through our distributor licensing model, per-unit license fees also increased for our second generation of Evolv Express systems.
Research and Development Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$11,633	$12,324	$(691)	(6)%
Materials and prototypes	473	1,957	(1,484)	(76)%
Professional fees	2,033	2,559	(526)	(21)%
Other	1,068	1,216	(148)	(12)%
	$15,207	$18,056	$(2,849)	(16)%
The decrease in personnel related expenses is primarily due to the January 2025 reduction in force, which resulted in a decrease in payroll costs of $0.9 million, partially offset by a $0.1 million increase in stock-based compensation and a decrease in payroll costs capitalized related to internal-use software and software embedded in products to be sold or leased of $0.1 million. The decrease in materials and prototypes expense is primarily due to a decrease of $1.0 million in design and engineering costs and $0.4 million inventory reserve on unused components recognized in the prior year, both of which relate primarily to the development of the next generation of our Evolv Express system and new product offerings. The decrease in professional fees primarily relates to a decrease in consulting costs incurred for product development and engineering of $0.5 million.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$26,773	$34,171	$(7,398)	(22)%
Advertising and direct marketing	1,722	3,170	(1,448)	(46)%
Travel and entertainment	1,907	3,963	(2,056)	(52)%
Professional fees	1,706	2,754	(1,048)	(38)%
Other	2,386	3,124	(738)	(24)%
	$34,494	$47,182	$(12,688)	(27)%
The decrease in personnel related expenses is due to a decrease in payroll costs and stock-based compensation of $7.2 million, which resulted primarily from the reductions in force in May 2024 and January 2025. Stock-based compensation expense included in sales and marketing expenses was $4.2 million for the nine months ended September 30, 2025 compared to $8.2 million for the nine months ended September 30, 2024. The decrease in advertising and direct marketing expense is primarily due to a decrease in expenses related to trade shows and events of $0.6 million and a decrease in sponsorship fees of $0.5 million. The decrease in travel and entertainment expense is due to a decrease in travel costs for in-person sales meetings of $2.1 million as a result of our reductions in force. Professional fees decreased due to a decrease in marketing consulting costs of $1.0 million. Other expense decreased primarily due to reduction in shipping costs related to demonstration units of $0.4 million and supplies costs of $0.3 million.
General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$18,648	$19,912	$(1,264)	(6)%
Professional fees	7,042	5,653	1,389	25%
Insurance costs	2,447	2,338	109	5%
Non-recurring professional fees and other expenses	16,652	11,940	4,712	39%
	$44,789	$39,843	$4,946	12%
The decrease in personnel related expenses is due to a decrease in stock-based compensation of $2.5 million, which resulted primarily from the termination of certain executives and the reduction in force in January 2025, partially offset by a $1.4 million increase in payroll costs, which resulted primarily from an increase in accrued bonuses. Stock-based compensation expense included in general and administrative expenses was $6.8 million for the nine months ended September 30, 2025 compared to $9.2 million for the nine months ended September 30, 2024. Professional fees increased primarily due to an increase in outsourced accounting consultancy of $1.5 million and an increase in legal fees of $0.3 million, partially offset by a decrease in audit and tax fees of $0.4 million. Non-recurring professional fees and other expenses increased primarily due to a $10.3 million increase in consulting and legal fees related to the Investigation and related matters and audit fees incurred in connection with the restatement of prior period financial statements, $1.0 million of estimated net losses related to class action lawsuits, and an increase in rent of $0.9 million for additional leased space, partially offset by insurance recoveries of $6.8 million and a decrease in IT and software subscription costs of $0.3 million.
Restructuring Costs
Restructuring costs of $2.7 million for the nine months ended September 30, 2025 resulted from the reduction in force in January 2025. Stock-based compensation expense included in restructuring costs was $0.5 million for the nine months ended September 30, 2025. Smaller restructuring costs of $0.9 million for the nine months ended September 30, 2024 resulted from the reduction in force in May 2024.

Interest Expense
Interest expense of $0.7 million for the nine months ended September 30, 2025 related to cash interest paid on long-term debt and amortization of deferred financing fees and costs. No interest expense was recognized for the nine months ended September 30, 2024, as there was no debt outstanding during the period.
Interest Income
Interest income of $1.0 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively, related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned decreased primarily due to lower average balances in interest-bearing accounts during the nine months ended September 30, 2025 compared to during the nine months ended September 30, 2024.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in gains of $2.3 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Change in the fair value of the contingently issuable common stock liability resulted in a $0.1 million loss for the nine months ended September 30, 2025, resulting from quarterly mark-to-market adjustments and common shares issuance, and $2.2 million gain for the nine months ended September 30, 2024, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $6.2 million loss and a $5.5 million gain for the nine months ended September 30, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments.
Liquidity and Capital Resources
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. We expect these needs to continue as we develop and grow our business. As of September 30, 2025, we had $56.2 million in cash, cash equivalents, and marketable securities, with outstanding debt of $28.5 million and available additional debt of up to $45.0 million, as detailed below. We incurred a net loss of $1.8 million and $30.4 million for the three months ended September 30, 2025 and 2024, respectively, and incurred a net loss of $44.0 million and $38.3 million for the nine months ended September 30, 2025 and 2024, respectively. Operating activities resulted in cash inflow of $3.1 million and cash outflow of $34.1 million during the nine months ended September 30, 2025 and 2024, respectively. We expect to continue to generate net losses for the foreseeable future.
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
As described below, on July 29, 2025 (the "Closing Date"), Evolv Technologies, Inc. entered into the $75.0 million MidCap Credit Agreement, the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's subscription sales model. The MidCap Credit Agreement provided for an initial $30.0 million term loan facility, a $30.0 million delayed draw facility (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit. On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs. As of September 30, 2025, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available.
We expect our cash, cash equivalents, and marketable securities of $56.2 million as of September 30, 2025, together with cash we expect to generate from future operations and our borrowing availability under our Senior Secured

Credit Facilities, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months and thereafter from the date of this Quarterly Report on Form 10-Q. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth.
Under the MidCap Credit Agreement, we are also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that begins at $106.0 million on December 31, 2025 and increases quarterly thereafter. The minimum required ARR on December 31, 2026 is $111.3 million. As of September 30, 2025, our ARR was $117.2 million, which is sufficient to satisfy the minimum required ARR through December 31, 2027; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. As of September 30, 2025, the minimum liquidity required is $15.0 million, and liquidity, as defined in the agreement, was $71.1 million. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum EBITDA covenant that takes effect on June 30, 2027. As of September 30, 2025, we are in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from November 13, 2025.
Additionally, there continues to be significant uncertainty regarding recent changes and potential future developments related to increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we source or sell materials or products. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries, and our financial condition and results of operations could be adversely affected.

Financing Arrangement
On July 29, 2025, the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's subscription sales model. The MidCap Credit Agreement provides for an initial $30.0 million term loan facility (the “Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the "Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”).
The Senior Secured Credit Facilities are guaranteed by the Company, and in the future, may be guaranteed by certain material subsidiaries. The Senior Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company. The borrowings under the Senior Secured Credit Facilities bear interest at a fluctuating rate per annum equal to Term Secured Overnight Financing Rate (“Term SOFR”) and an applicable margin calculated depending on earnings before interest, taxes, depreciation, and amortization (“EBITDA”). At closing, the applicable margin on Term SOFR loans was 5.25%. If the event described under the MidCap Credit Agreement related to Term SOFR occurs, a base rate is determined by reference to the higher of (1) the prime rate of Wells Fargo and (2) 2.00%. Interest and principal are payable monthly. Monthly interest payments are due in arrears on the first day of each month. Principal repayments for the Initial Term Loan begin in August 2029, following a 48-month interest-only period, and will be repaid in equal installments over the final 12 months of the loan term. The Revolving Credit Facility provides for an unused commitment fee of 0.25% on the undrawn portion of the facility.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary affirmative and negative covenants, including a minimum annual recurring revenue covenant, a minimum EBITDA covenant that takes effect on June 30, 2027, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to customary reporting requirements of periodic financial results. As of September 30, 2025, we were in full compliance with all covenant requirements. See Note 9, Long-term Debt for additional information related to the Senior Secured Credit Facilities.

Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of September 30, 2025. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and the proceeds from our Senior Secured Credit Facilities. Cash, cash equivalents, and marketable securities amounted to $56.2 million as of September 30, 2025.

We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, in August 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. This amount was previously classified as restricted cash, non-current, as shown in the condensed consolidated statement of cash flows as of March 31, 2024. Total future minimum lease payments under this noncancelable operating lease amount to $17.9 million as of September 30, 2025.
We generally contract with our contract manufacturer, Columbia Tech, on a cancellable purchase-order basis to provide manufacturing services for our equipment sold or leased to customers. While these contracts are cancellable by us upon prior notice, payments due upon cancellation may consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. Additionally, the recently executed agreement with the Company's new contract manufacturer, Plexus, includes provisions for which order volumes that fall short of our forecasts may result in purchase commitments. These payments are not determinable, but could result in a material purchase commitment if we were to cancel our open purchase orders.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$3,098	$(34,057)
Net cash (used in) provided by investing activities	(43,226)	11,852
Net cash provided by financing activities	34,722	1,151
Effect of exchange rate changes on cash and cash equivalents	(105)	(75)
Net decrease in cash, cash equivalents and restricted cash	$(5,511)	$(21,129)
Operating Activities

	Nine Months Ended September 30,
	2025	2024
Net loss	$(44,020)	$(38,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	44,660	15,634
Changes in operating assets and liabilities	2,458	(11,394)
Net cash provided by (used in) operating activities	$3,098	$(34,057)
Net loss increased from $38.3 million for the nine months ended September 30, 2024 to $44.0 million for the nine months ended September 30, 2025, as discussed in “Results of Operations” above.
Adjustments to reconcile net loss to net cash used in operating activities for the nine months ended September 30, 2025 include $3.9 million of an aggregate change in fair value of the earn-out liability, contingently issuable/returnable common stock warrant liability/asset, and public warrant liability, $15.8 million of stock-based compensation expense, and $17.9 million of depreciation and amortization. For the nine months ended September 30, 2024, such adjustments included $21.4 million of stock-based compensation expense and $11.9 million of depreciation and amortization, offset by $22.8 million of an aggregate change in fair value of the earn-out liability, contingently issuable/returnable common stock liability/asset, and public warrant liability.
Changes in operating assets and liabilities for the nine months ended September 30, 2025 are primarily related to the following:

•$16.9 million increase in accrued expenses and other current liabilities primarily due to a legal settlement offer accrual and bonus accrual, partially offset by decrease in accrued vendor payables;
•$11.6 million increase in deferred revenue due to a higher volume of sales;
•$11.1 million decrease in inventory primarily due to an increased focus on efficient inventory management, partially offset by a decrease in products expected to be leased to customers; and
•$1.8 million increase in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid from December 31, 2024 to September 30, 2025) due primarily to the timing of vendor payments; partially offset by
•$20.6 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$17.3 million increase in prepaid expenses and other current assets primarily due to estimated outstanding insurance recoveries and capitalization of costs associated with Delayed Draw Term Loan and Revolving Credit Facility, partially offset by decrease in vendor deposits;
•$1.8 million decrease in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid from December 31, 2024 to September 30, 2025) due primarily to the timing of vendor payments; and
•$0.7 million increase in commission assets due to a higher volume of sales.
Changes in operating assets and liabilities for the nine months ended September 30, 2024 are primarily related to the following:

•$13.7 million increase in accounts receivable primarily due to higher sales and the timing of customer billings;
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
Investing Activities
During the nine months ended September 30, 2025, cash used in investing activities was $43.2 million, consisting of $29.1 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers and $4.3 million for the development of internal-use software and software embedded in products to be sold or leased, offset by $9.8 million of net cash provided by purchases and redemptions of marketable securities.

During the nine months ended September 30, 2024, cash provided by investing activities was $11.9 million, consisting primarily of a net $41.1 million inflow related to purchases and redemptions of marketable securities, offset by $24.4 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers, and $4.8 million for the development of internal-use software and software embedded in products to be sold or leased.
Financing Activities
During the nine months ended September 30, 2025, cash provided by financing activities was $34.7 million. The increase was primarily driven by $30.0 million in proceeds from debt issuance under the drawn Initial Term Loan, partially offset by total debt issuance costs of $3.7 million. Additional sources of financing cash flows included proceeds from the exercise of stock.
During the nine months ended September 30, 2024, cash provided by financing activities was $1.2 million, consisting primarily of proceeds from the exercise of stock options.

Recent Accounting Pronouncements
As further discussed in Note 2, Summary of Significant Accounting Policies, there have been two new accounting pronouncements issued since the issuance of the 2024 Form 10-K that may have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the potential impacts of ASU 2025-05 and 2025-06. There were no accounting pronouncements that became effective since the issuance of the 2024 Form 10-K that had a material impact on our consolidated financial position, results of operations or cash flows.
Critical Accounting Estimates
Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our 2024 Form 10-K. Other than disclosures related to estimating the fair value of market-based stock units and for estimating rebate liabilities, as discussed below, there have been no material changes to our critical accounting estimates during the nine months ended September 30, 2025.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses in our internal control over financial reporting as described below.
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
•We have hired additional accounting personnel to bolster our reporting, technical accounting, and internal control capabilities, and will continue to monitor and evaluate our personnel requirements based on future company growth and our ability to successfully achieve our objectives. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties;

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
•We have launched additional trainings to the Finance and Sales teams around the responsibility of preventing financial misconduct and commitment to maintaining integrity and ethical values. We also launched a company-wide communication campaign and training regarding our Speak Up policy. We launched a new Code of Business Conduct and Ethics with additional company-wide trainings related to the same to promote an ethical culture, further educate employees on Company policies and align with public company standards;
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
•In January 2025, we engaged a large national advisory firm to assist in the design and implementation of control activities and to strengthen the skills of personnel involved in the business processes supporting the Company’s significant accounts and disclosures. As of September 2025, walkthroughs and operating effectiveness testing have commenced for all processes within IT and Finance walkthroughs are underway as well.
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

•We are in the process of designing and implementing information technology general controls for all relevant information systems, including controls over program change management, the review, approval and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for new systems. During the quarter ended September 30, 2025, we have enhanced the control design and began testing operating effectiveness. The management evaluation of operating effectiveness is ongoing;
•We have, and continue to make investments in our technology platforms including enhancing our financial and human resources systems to further automate processes and reduce the risk of manual errors; and
•We are continuing to assess the need for new systems for which IT general controls will be designed and implemented.
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures with respect to the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 14, Commitments and Contingencies in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and is incorporated by reference herein.
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
•Our existing and future debt obligations may adversely affect our financial condition and future financial results.
•Our Senior Secured Credit Facilities contain affirmative and negative covenants, including financial covenants, that may limit our operating flexibility.
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
As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including as a result of a pending class-action lawsuit, derivative actions, and a stockholder request for inspection of our books and records. For a more detailed discussion, see Part II, Item 1, “Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three months ended September 30, 2025. We may become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings, as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.
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
We have a history of losses. We have incurred net losses of $44.0 million and $38.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $398.7 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
In 2025, the United States government has imposed sweeping tariffs on almost all imports into the United States and certain countries have imposed retaliatory tariffs. Although the administration has announced several trade agreements, there continues to be significant uncertainty regarding these recent changes and potential future developments. Increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we manufacture, source, or sell materials or products, could have a material adverse effect on our business and financial results. If we cannot find ways to mitigate the potential impacts from tariffs or trade restrictions successfully or in a timely manner, these additional tariffs and policies could have a significant impact on our business and results of operations. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries. For example, our risk exposure may increase further if any countries levy additional retaliatory tariffs, taxes, or other trade restrictions or penalties against the United States or U.S. companies.
Delays in production, increases in prices charged or the loss of a limited or sole source supplier could have an adverse effect on our business, financial condition and operating results.
We depend on our primary third-party contract manufacturer for the production of our security screening systems. While there are several potential contract manufacturers for most of these products, all our systems are currently manufactured, assembled, tested, and packaged by Columbia Tech. On November 5, 2025, we entered into a non-exclusive contract manufacturing agreement with Plexus Corp. In most cases, we rely on these manufacturers to procure components and, in some cases, provide manufacturing engineering work. Our current and future reliance on these contract manufacturers involves several risks, including:
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
In November 2025, we entered into a non-exclusive contract manufacturing agreement with a new contract manufacturer. While we anticipate reduced product costs and and improved gross margin over time, such results may not materialize. Onboarding a new supplier involves various inherent risks that could adversely affect our production capacity and product quality, and negatively impact revenue, gross profits and field service costs. The planned shifts in manufacturing suppliers and sales models may result in changes to product cost and a reduction in overall gross margin due to differences in pricing dynamics and cost allocations. In addition, because we currently use third-party contract manufacturers to produce our security screening systems and certain key components, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find contract manufacturers who can supply us at a lower price. As a result, the loss of a limited or sole source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.

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
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part II, Item 1, “Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and nine months ended September 30, 2025. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. We may be the target of this type of litigation in the future. These proceedings, as well as any pending or future government investigation or proceeding may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.
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
Furthermore, the marketing and sale of our products are also subject to extensive regulation by various federal agencies, including the FTC, as well as various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold and industry codes of conduct. From time to time, we receive government regulatory inquiries and requests for information and our approach is to be cooperative and educate the requesting government bodies about our company and products. For example, on October 12, 2023, the Company announced that the FTC had requested information about certain aspects of its marketing practices. The Company reached a settlement with the FTC and on December 5, 2024, a Stipulated Order for Permanent Injunction and Other Relief (the “Order”) was entered in the United States District Court for the District of Massachusetts Eastern Division. The Order (i) required that we permit a limited cohort of school customers to cancel their contracts, (ii) required that we take certain compliance actions and meet record keeping obligations, and (iii) enjoined we from making misleading or unsubstantiated marketing claims. The Order did not include any monetary relief. The period during which eligible customers could have cancelled closed on March 30, 2025. Any inability to adequately comply with the terms of the Order could result in enforcement actions or penalties imposed by the FTC. As previously disclosed, in February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission, requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation. For more detailed discussion, see Note 14, Commitments and Contingencies to our condensed consolidated financial statements for the three and nine months ended September 30, 2025 for additional information.
In September 2024, the Company commenced the Investigation of the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics, and if so, when senior Company personnel became aware of these issues. In November 2024, the Company self-reported the Investigation to the Division of Enforcement of the SEC. The Company has since received requests for documents and information from the SEC relating to this matter. The Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York relating to these same issues and has since received additional requests for documents and information relating to this matter. The Company is cooperating with these inquiries. See also Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and nine months ended September 30, 2025 for additional information.
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
As a result of the misstatements and related material weaknesses related to the Investigation, we are and may in the future become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. Additionally, a shareholder derivative lawsuit was filed against us alleging that we violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and our revenue recognition following the announcement of the Investigation and related restatement and we have an additional securities class action lawsuit and shareholder derivative lawsuit based on the same allegations. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement and our failure to timely file our periodic reports with the SEC could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. Our management has devoted and may be required to devote significant time and attention to these matters. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to need to expend our resources to conclude these matters.

For further information, see Part II, Item 1,“Legal Proceedings” and Note 14 (Commitments and Contingencies) to our condensed consolidated financial statements for the nine months ended September 30, 2025.
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

Our existing and future debt obligations may adversely affect our financial condition and future financial results.
As of September 30, 2025, the $30.0 million initial term loan under our Senior Secured Credit Facilities was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available. Our ability to make payments on, repay or refinance the debt in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control.
This debt or future additional indebtedness may adversely affect our financial condition and future financial results by, among other things:
•requiring the dedication of a portion of our expected cash flows from operations to service our debt, thereby reducing the amount of expected cash flows available for other purposes, including capital expenditures and acquisitions;
•increasing our vulnerability to adverse changes in our business and general economic and industry conditions, including, but not limited to, increases in interest rates; [or]
•limiting our ability to obtain future financing for working capital, capital expenditures, future acquisitions, general corporate or other purposes, which may also impact our ability to service and repay outstanding indebtedness as it becomes due; [or]
•restricting our ability to create or incur liens and engage in other transactions and activity[; or][.]
•[placing us at a competitive disadvantage compared to our less leveraged competitors.]
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and affect the terms of any such financing.
Our Senior Secured Credit Facilities contain affirmative and negative covenants, including financial covenants, that may limit our operating flexibility.
Our Senior Secured Credit Facilities contain affirmative and negative covenants, including, among other things, limitations on us and our subsidiaries with respect to liens, incurrence of indebtedness, certain fundamental changes, restricted payments, investments and transactions with affiliates, in each case, subject to exceptions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the Senior Secured Credit Facilities, which may limit our operating flexibility. In addition, our Senior Secured Credit Facilities are secured by a first lien on substantially all of our assets and require the Company to comply with a minimum annual recurring revenue covenant, a minimum EBITDA covenant that takes effect on June 30, 2027, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to reporting requirements of periodic financial results. If we do not meet the financial covenants as specified in the Senior Secured Credit Facilities, we may require forbearance or relief from our financial covenant violations from the lenders or be required to arrange alternative financing.
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
Certain of our earn-out shares and contingently issuable founder shares are accounted for as liabilities while the contingently returnable founder shares are accounted for as assets. Changes in the fair value of such shares could have a material effect on our financial results.
We evaluated the accounting treatment of (i) our earn-out shares and (ii) 4,312,500 shares of NHIC Class B common stock owned by certain NHIC stockholders which were converted into shares of the Company's stock in connection with the Merger, (the “Founder Shares”) and determined to classify such shares as liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, we evaluated accounting treatment for our contingently returnable founder shares and determined to classify such shares as assets measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our earn-out and founder shares each reporting period. The amount of such gains or losses could be material.
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
Future sales of a substantial number of our common stock into the public market, particularly sales by our directors and executive officers or by holders of Founder Shares, or the perception that these sales might occur, could cause the market price of our common stock to decline. Certain of the Founder Shares are also subject to certain performance-based vesting provisions where 25% of the Founder Shares will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $12.50 over any 20 trading days within a 30-day trading period and the remaining 25% will vest on or before July 16, 2026 if the closing share price of the common stock equals or exceeds $15.00 over any 20 trading days within any 30-day trading period. In addition, as of September 30, 2025, we had stock options, restricted stock units (“RSUs”), and market-based stock units (“MSUs”) outstanding that, if fully exercised or vested, would result in the issuance of 22,189,126 shares of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2025, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39417	3.1	January 31, 2024
10.1	Credit, Security and Guaranty Agreement, dated as of July 29, 2025, among Evolv Technologies Inc., Evolv Technologies Holdings, Inc., lenders party thereto and MidCap Financial Trust as agent and term loan servicer and the other lenders party thereto from time to time.	8-K	001-39417	10.1	July 29, 2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
_________________________________
*Filed herewith.
**Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 13, 2025

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ George C. Kutsor
Name:	George C. Kutsor
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)