Form 10-K
period 2025-12-31
Evolv Technologies Holdings, Inc.
filed 2026-03-10
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2025, based on the closing price of $6.24 per share as reported on The Nasdaq Stock Market LLC, was approximately $999.0 million.
As of March 3, 2026, the registrant had 179,350,739 shares of Class A common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2025 (the "Proxy Statement").

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including, without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our relationship with significant manufacturers and suppliers, our ability to obtain new customers and retain existing customers, and sell existing and prospective products, research and development costs, our ability to recruit, retain and train staff, the potential benefits of our pure subscription and purchase subscription models, timing and likelihood of success, macroeconomic, market and technology trends, the government regulations that we are subject to, potential exposure to litigation, and plans and objectives of management for future operations and results, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements though not all forward-looking statement use these word or expressions.
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
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements are current only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.
Industry and Market Data
The information concerning our industry contained in this Annual Report on Form 10-K is based on data from various industry analyses, our internal research and data, and adjustments and assumptions we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry and market size provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

PART I
ITEM 1. BUSINESS
Company Overview
Evolv Technologies Holdings, Inc., a Delaware corporation formed in 2021 (“we,” “us,” “our,” the “Company” and “Evolv”) is a leading security technology company pioneering Artificial Intelligence (“AI”)-powered screening solutions designed to help create safer environments while maintaining efficient visitor flow and a positive visitor experience. We serve customers across a range of end markets, including education, healthcare, sports, live entertainment, tourist attractions, houses of worship, and industrial workplaces. Our mission is to make the world a safer and more enjoyable place to live, work, learn, and play. Our goal is to help facility operators address escalating gun violence, mass shootings and terrorist attacks while maintaining a positive visitor experience.
Our solutions are delivered through a Security-as-a-Service model that integrates our proprietary sensor platform and AI-powered software, cloud connectivity, and ongoing services. We deliver our solutions through two sales models: a pure subscription model and a purchase subscription model, each of which requires both hardware and an active, connected software subscription, as further described in “Sales Models”. We believe this integrated approach reflects the full scope of our offering and aligns our long-term interests with those of our customers.
Our hardware platforms are uniquely designed and purpose engineered for real world, high throughput security environments and are the foundational component of our solutions. Evolv Express® and Evolv eXpedite™ operate exclusively with Evolv’s proprietary software and cloud services. When deployed together, the two products are designed to support improved operational efficiency through better threat identification and alarm performance. We believe our ability to deliver continuous improvement through software upgrades differentiates our platform from many legacy hardware only offerings.
Our platform was designed from inception around AI operating in physical environments. Our AI powered software and services are central to the performance and long-term value of our platform. Through continuous operation across a large and growing installed base, our systems generate substantial volumes of anonymized screening data related to the movement of people and bags through physical spaces. We train our models on a proprietary data set and can improve the system performance through new and updated algorithms, which customers receive from us through software updates.
We focus on weapons detection and offer two core solutions that can be deployed independently or together and are supported by data and visual dashboards that provide actionable analytics and automated reports designed to help security teams make evidence-based decisions to strengthen security. Evolv Express is designed to screen high volumes of people for concealed threats, while Evolv eXpedite is designed to screen high volumes of bags automatically, without requiring a trained X-Ray operator. When deployed together, these solutions provide a layered security approach that allows customers to operate at heightened sensitivity levels while seeking to maintain efficient throughput and a positive visitor experience.
In addition to screening capabilities, our subscription includes Evolv Insights®, our cloud-based analytics solution that provides customers with operational visibility into system performance across their venues or facilities. Available data includes throughput volumes, alarm statistics, detection settings, and system performance metrics, which customers can use to inform security operations, staffing decisions, and checkpoint configuration.
Our offering is bundled together by the services included in our subscription. We recognize that the primary mission of our customers is typically not security. Our customers’ mission might be educating children, restoring patients to good health, or entertaining fans in their seats. Our subscription includes full onsite support and repair services for the full term, so that our customers can focus on what they do best while we make sure their equipment is operating as designed. We are security as a service, from the hardware to the software to the data to the support.
Our platform incorporates both hardware and software components that are deployed across a large number of operating venues. Each deployed unit functions not only as a detection device but also as a data collection mechanism, generating ongoing real‑world operational data, including both threat and non‑threat events. Some of this data is used to support the continued development and refinement of our algorithms. We believe the integration of our hardware and software creates operational interdependencies that are integral to our platform. As a result, the hardware and software components of our system are designed to operate together and are not intended to function as standalone offerings, which distinguishes our approach from cloud‑only software solutions.
We believe our hardware-enabled, long term subscription model differentiates our business from purely software-as-a-service offerings. We believe our platform is well positioned to benefit from ongoing advances in artificial intelligence, driving durable customer value and supporting predictable, recurring subscription revenue.
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
Our products have screened over four billion visitors worldwide since the launch of Evolv Express in 2019. Based on a comparison of self-reported TSA data and Evolv's internal data, we believe that on average, we screen more visitors per day through our AI-based solutions than the United States Transportation Security Administration (“TSA”). Our customers include many iconic venues across a wide variety of industries, including major sports stadiums and arenas, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, hospitals, large industrial workplaces, schools, and prominent houses of worship. We offer our products hardware for lease or purchase, combined with Security-as-a-Service annual subscription primarily under a multi-year pricing model that delivers ongoing value to customers, generates predictable revenue, and creates expansion and upsell opportunities.
Key indicators of our performance of market acceptance and customer adoption include Annual Recurring Revenue (“ARR”), a measure of annualized recurring subscription and related service revenue, and Remaining Performance Obligation (“RPO”), a measure of expected future revenue from active customer contracts. We believe these indicators reflect the scale, durability, and growth of our Security‑as‑a‑Service model.
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
Regulated facilities like airports and prisons usually have a local monopoly on the services they provide and therefore have historically been incentivized to emphasize technical regulatory compliance over the visitor experience. Security technology providers have historically focused on serving this regulated market and, as a result, have similarly developed solutions to meet such regulatory requirements without regard to the visitor experience. However, many unregulated facilities want security screening that is designed with visitor experience in mind and helps enhance their security posture while providing a positive experience for their valued customers and employees.
Security screening at many venues and facilities has historically been designed around metal detectors that typically require visitors to enter in single-file lines after submitting their bags and pocket contents to manual inspection. This process is usually supported by multiple security guards who may perform manual bag inspections, hand wand scans, and hands-on body ‘pat downs’ to resolve alarms. The historical emphasis on technical detection performance using outdated standards tested in isolation has drawn attention away from performance of the screening process as a holistic system. Many venue operators are looking for modern solutions to modern problems, and factors like efficiency, minimizing false alarms, and visitor experience are a part of the conversation when considering security screening solutions.
Our Market Opportunity
We believe that the current macro trends in firearms ownership and mass shootings suggest that the need for effective security screening processes has never been greater and will continue to grow for the foreseeable future. According to the Gun Violence Archive, in 2025 there were over 400 mass shootings in the United States.

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
We believe our market opportunity has both a security screening opportunity as well as an adjacent market expansion opportunity as follows:
Security Screening Opportunity
We believe that our primary market opportunity is for weapon screening at venues and facilities in the following segments:
•educational institutions including schools,
•hospitals and health care facilities,
•professional sports and live entertainment venues,
•industrial warehouses,
•distribution facilities,
•large workplaces,
•arts and entertainment venues,
•government and corporate offices,
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
Our Growth Strategy
The key elements of our growth strategy within our target market include the following:
•Develop Initial Customer Successes in Specific Target Metropolitan Areas
Decision-makers at our prospective customers are often professionally connected to decision-makers at other prospective customers in different vertical industries within a specific target metropolitan area. We have established a successful pattern of targeting and winning new iconic customers in specific geographies and then leveraging that success to solicit referrals at other venues and facilities across that metropolitan area in similar or other vertical industries. We have developed a playbook for executing this pattern through orchestration of our direct sales resources and reseller partners in a manner that we believe will continue to scale as we develop the available markets.
•Expand and Activate Our Reseller Strategy
We have a global distribution network consisting of dozens of value-added resellers, which can help us extend our reach in certain geographic or vertical markets where we may have a more limited direct presence. We intend to continue to develop our reseller network by adding further geographic and vertical market coverage and sales capacity based upon demand. We plan to continue to cultivate field level collaboration between our direct sales team and our resellers to develop the ability of the resellers to find, develop, and close customer sales independently.
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
•Extend Our Value Proposition with Additional Products
Our customers turn to our solutions first and foremost for increased security at the thresholds of the entrances of their venues. In addition to increased security posture, we believe our solutions also provide for a positive visitor experience and unprecedented insights into visitor and security data through our Evolv Insights solution. Our customers often look to us to provide additional applications and services that extend the security perimeter beyond the threshold of their venues. To that end, we believe there is an opportunity to introduce new applications and services that solve adjacent security challenges being faced by our customers. As we adapt to customer demands, we may introduce new solutions to the market via our own internal product development, partnering with third parties, or through acquisitions.
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
We believe that we are well-positioned to compete in our industry based on the following core competencies and competitive strengths:
•Strong Detection Effectiveness Based on Artificial Intelligence Software
Our solutions use digital processing and AI to help differentiate between many real weapon threats and many harmless personal items such as cell phones and keys. Our technology also takes an end-to-end approach to security, with the capability to locate threats and visualize the location of that threat on an adjacent tablet, with our “Red Box” technology, enabling a directed secondary search that is minimally intrusive. Our solutions use real-world data to classify threats based on classification models, which allows us to improve performance over time through new and updated algorithms, which customers can receive through software updates. Our core AI also makes it possible to integrate new kinds of sensors and data sources and integrate our solutions with other platforms and applications. We aim to design our products to detect more actual weapon threats with fewer nuisance alarms.

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
•High Screening Throughput
Our unique detection methodology is designed to result in low nuisance alarms and to allow visitors to walk through in unstructured flows, without needing to empty their pockets of personal items and without surrendering their bags for manual inspection, except as needed for secondary searches when a potential threat has been identified. The result is a visitor experience designed to be more like walking through a department store shoplifting prevention system than an intrusive airport security checkpoint.
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
•Paired Checkpoint, Proven at Scale
We provide a unified people and bag screening solution powered by Evolv proprietary software. Evolv Express® screens people while Evolv eXpedite™ autonomously scans bags, managed together on a single tablet and cloud‑connected to MyEvolv and Evolv Insights® for fleet visibility, software updates, and operational analytics. This configuration is purpose‑built for high‑clutter environments (schools, multi‑tenant offices), enabling higher sensitivity with fewer nuisance alarms and sustained throughput at normal walking pace.
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
•Visionary and Experienced Management Team and Advisors
Our management team and board of directors blend a range of skills and backgrounds from technology, cybersecurity, materials science, AI, military, law enforcement, and key customer end markets. Our advisors are renowned industry leaders with experience at the United States Secret Service, the Federal Bureau of Investigation (“FBI”), the U.S. military, the United States Department of Homeland Security (the "DHS"), and the United States intelligence community. Our engineering and digital products teams are led by accomplished and visionary technologists and scientists who have many years of experience in relevant fields. Our commercialization efforts are managed by individuals with prior successes in building and scaling both direct and indirect, reseller-driven global sales organizations.
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
Our Products
Since our founding in 2013, we have developed an extensive portfolio of proprietary technologies that form the foundation of our integrated security screening products, which are comprised of AI software, cloud services, and advanced sensors. These are designed to be integrated layers for detection. But detection is just the foundation. We support security teams throughout the entire screening process to provide situational awareness and tools to support response. Our products are designed to capture valuable visitor data customers can leverage to inform their security operations, while providing end-users with an approachable and non-intrusive security experience.
Evolv Express
Evolv Express is designed to quickly detect firearms, improvised explosive devices, and large tactical knives in unstructured people flows. Evolv Express became commercially available in October 2019.

Evolv eXpedite
In September 2024, we launched Evolv eXpedite, an autonomous AI-based weapons detection system for bags being brought to venues by visitors in high clutter environments. Evolv eXpedite was designed from the ground up with AI computer vision in mind, and there is no need for a screen on eXpedite for an operator to manually review X-ray images. Evolv eXpedite can be used as a stand-alone system or alongside an Evolv Express system.

Evolv Insights Analytics Application
The Evolv Express system collects valuable data on visitors, system use, and performance. This data allows us to generate analytics that appear in our Evolv Insights application. Evolv Insights provides self-serve access, insights regarding visitor flow and arrival curves, location specific performance, system detection performance and alarm statistics, and comparisons across multiple business dimensions. Using Evolv Insights, organizations can use the powerful dashboards and metrics provided to inform their security decisions, operationalize the way their security and venue operations teams make staffing and traffic flow decisions to avoid overcrowding, rebalance security and operational resources, and improve the overall experience for their guests.

Sales Models
We sell our solutions under two primary sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware, we offer the option of purchasing our hardware outright directly from us through our “purchase subscription” model, which is coupled with a multi-year security-as-a-service subscription with us to operate the hardware. In addition to our two primary sales models, we previously offered our “distributor licensing” model based on the Distribution and License Agreement we entered into with Columbia Electrical Contractors, Inc. (“Columbia Tech”) in March of 2023, which subsequently expired on December 31, 2025. Under that arrangement, we granted a license of our intellectual property to Columbia Tech, which contracted directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment. Columbia Tech paid us a hardware license fee for each system it manufactured and sold under this agreement. In these instances, we still contracted directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users to operate the hardware. We no longer offer the distributor licensing model. We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments.
Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions. While adoption of our products has primarily been within the United States to date, we expect increased adoption of our products in foreign markets in the future as we explore expansion into international markets. Pricing may vary by region or vertical market due to market-specific dynamics. As a result, our financial performance depends, in part, on the mix of sales, bookings, and business in different markets during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce AI-powered security screening solutions to our customers.
Our Customers
Our customers include many iconic venues across a wide variety of industries including education, healthcare, professional sports, notable performing arts and entertainment venues, major tourist destinations and cultural attractions, government and corporate offices, hospitality facilities, distribution facilities, large industrial workplaces, and houses of worship.
The majority of our customer agreements include non-cancelable multi-year commitments, typically for an initial term of four years. One customer, which is a reseller of our products, accounted for more than 10% of our total revenue for both years ended December 31, 2025 and the year ended December 31, 2024.
Research and Development
We believe that the security screening market is poised for rapid technological advancements across software, cloud services, and sensors. We invest significant resources into ongoing research and development programs because we believe our ability to maintain and extend our market position depends, in part, on breakthrough technologies that offer a unique value proposition for our customers and differentiation versus our competitors. Our research and development team, which is responsible for both the development of new products and improvements to our existing product portfolio, consists of talented and dedicated engineers, technicians, scientists, and professionals with experience from a wide variety of the world’s leading physical security and software technology organizations. Our primary areas of focus in research and development include, but are not limited to:
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
Sales and Marketing
We sell our security screening products through both our own direct sales force and through a global network consisting of dozens of reseller partners. Our partners sell our products to venue and facility operator customers, for whom they may also perform installation, systems integration, and local support and maintenance services in limited circumstances, with additional services provided by our internal support teams. Many partners offer third-party physical security products including cameras, access control systems, and video monitoring systems in their respective territories and regions, which provides an opportunity to cross-sell our security screening products to a broad, existing customer base that has purchased these other products.
Our marketing strategies are focused on supporting sales growth by (1) driving awareness; (2) developing comprehensive sales and marketing content, tools, and campaigns for each stage of the sales process; (3) scaling those campaigns via our global distribution network, and (4) building our sales pipeline through demand generation efforts. We drive awareness for the Company, our security screening products, and our customers’ successes through public relations and communications efforts that span mainstream, business, social media and trade press across the security sector generally and in key verticals such as education, healthcare, professional sports as well as tourist sites, performing arts and entertainment, theme parks, industrial workplaces, and municipal governments. Our internal marketing team develops content in multiple formats and delivery methods to facilitate marketing campaigns and sales enablement, and, as a general matter, marketing content goes through a thorough review process before being released to the market.
Manufacturing and Suppliers
Our physical products have historically been manufactured by a third-party contract manufacturer, Columbia Tech, based in the United States with international quality certifications, such as ISO 9001:2015. We have also utilized other third-party manufacturers to produce certain components. We design our products and processes and internally manufacture the initial engineering prototypes. Our internal manufacturing and supply chain teams work collaboratively with both our internal engineering department and Columbia Tech to scale up the prototypes for commercialization through a phase gate product launch process. Columbia Tech has also provided a variety of services including sourcing off-the-shelf components, manufacturing custom components/assemblies, final product assembly and integration, end of line testing and quality assurance per our specifications, material and finished goods inventory, and direct global shipping to our customers.
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
We maintain a patent portfolio of issued U.S. and foreign patents, as well as pending patent applications, covering various aspects of our technologies. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. In addition, we own registered trademarks and have additional trademark applications pending in the United States and internationally. Our patents and patent applications are directed to, among other things, security screening, threat detection and discrimination, imaging systems, and related technologies. In addition to patents owned or co-owned by us, we have in-licensed patents, including but not limited to metamaterials, RF imaging, compressive sensing, and signal processing, for security related applications.
While most of the intellectual property we use is developed and owned by us, we also use a combination of proprietary, open-source and third-party licensed software in connection with our products and services. While sufficient for the operation of our business, these licenses typically limit our use of the third- parties’ intellectual property to specific uses and for specific time periods.
See Part I, Item 1A, “Risk Factors – Risks Related to Our Intellectual Property” for additional information about risks related to our intellectual property.
Human Capital
Our employees are critical to our success. As of December 31, 2025, we employed 286 people, substantially all of whom are full-time employees. We ended 2025 with a total headcount in line with our headcount at the year end of 2024.
On January 21, 2025, we implemented a Board-approved reduction in force affecting 41 employees. This action was part of our initiative to increase our profitability and cash flow as we seek further flexibility to pursue our investment strategy with certain growth opportunities. Refer to Note 22, Restructuring Charges, in the notes to the consolidated financial statements in this Form 10-K for additional information.
Changes in 2025 headcount reflect a reduction in third-party service providers and consultants, primarily in technical field support, accounting, and legal. The Company's insourcing of field service is expected to provide more efficient and cost effective customer support as part of its long term growth strategy. The reduction of third party consultants providing general and administrative services resulted from their replacement with permanent headcount to help build a more sustainable, scalable, and cost efficient foundation for business operations and controls.
We also engage numerous consultants and contractors to supplement our permanent workforce. Most of our employees are engaged in research and development and selling functions. We consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Commitment to Maintaining a Skilled Workforce. We value having a workforce with a broad range of perspectives, experiences, and skills of our employees and are committed to providing an engaging and inclusive atmosphere for all employees that promotes productivity and encourages creativity and innovation. We strive to maintain a highly skilled workforce where employees are hired, retained, compensated, and promoted based on their performance and contribution to the Company.

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
Anti-Corruption Export and Trade Matters
We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act (the "FCPA") and the U.K. Bribery Act 2010 (the "Bribery Act"), as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”) and the U.S. Department of State, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, North Korea, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, unless authorized by OFAC or otherwise exempt from the regulations. In recent years, the United States government has a renewed focus on export control matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.
See Part I, Item 1A, “Risk Factors — Failure to comply with applicable anti-corruption legislation, export controls, economic sanctions and other governmental laws and regulations could result in fines and criminal penalties and materially and adversely affect our business, financial condition, and results of operations” for additional information about the environmental, health and safety laws, and regulations that apply to our business.
Additional Information
Our Internet address is https://evolv.com. At our Investor Relations website https://ir.evolvtechnology.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. Our SEC filings are available to the public via the Internet at the SEC's website at http://www.sec.gov. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. We use our Investor Relations website as a means of disclosing material information and complying with our disclosure obligations under Regulation Fair Disclosure. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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
Summary Risk Factors
The principal risks and uncertainties affecting our business include, among other, things the following:
•Material weaknesses in our internal control over financial reporting, which contributed to a previously disclosed restatement of our prior period financial statements expose us to significant risks and uncertainties.
•We have not been profitable historically and may not achieve or maintain profitability in the future.
•Our operating results may fluctuate for a variety of reasons.
•If we fail to maintain successful relationships with our reseller partners, or if our partners fail to perform, our ability to market, sell and distribute our products will be limited.
•Increases in component costs, long lead times, supply shortages and changes, or volatility in tariffs could disrupt our supply chain.
•Delays in production, increases in prices charged or the loss of a limited or sole source supplier could have an adverse effect on our business, financial condition and operating results.
•Defects and poor quality which require rework, replacement parts or systems and associated costs of service could have an adverse effect on our business and results of operations.
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
•If our products fail or are perceived to fail to detect threats, or if our products contain undetected errors or defects, this could have an adverse effect on our business and results of operations.
•Customers may be unable to implement our products successfully, or we may fail to effectively assist our customers in installing our products and provide effective ongoing support and training.
•We face the risk of losing recurring revenue and forecasting certainty if customers choose not to renew their typical four‑year subscriptions or if renewal terms result in lower revenue than expiring agreements, and significant losses if returned systems cannot be profitably redeployed.
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

•Our expansion into international markets exposes us to additional operational, regulatory, and compliance risks that could adversely affect our business.
•Our growth potential outside the U.S. may be limited or vary due to differences in security threats, customer perceptions, regulatory environments, and international market dynamics, as well as our own expansion and investment priorities.
•We may not successfully anticipate market needs and enhance our existing products or develop new products that meet those needs on a timely basis.
•We incorporate technology and components from third parties into our products, and our inability to obtain or maintain rights to the technology could harm our business.
•Our use of “open source” software could subject our proprietary software to disclosure obligations, expose us to security risks, and negatively affect our ability to offer our products and subject us to possible litigation.
•Our business depends on the reliability, availability, and performance of our information technology systems, including key internal enterprise software solutions, and any failure or disruption of these systems could materially and adversely affect our business.
•Our products and operations collect and store personal data about individuals, which exposes us to privacy, cybersecurity, and regulatory risks.
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
•We are subject to government regulation and other legal obligations, related to data privacy, anti-corruption legislation, export controls, economic sanctions, tax laws, and use of AI, among other government regulations.
•We are and may in the future be subject to investigations, regulatory enforcement proceedings, and litigation.
•There are risks related to our ability to utilize net operating loss carryforwards as well as research and development tax credit carryforwards to offset future taxable income.
•We may require additional capital to support business growth, which might not be available.
•Our debt instrument contains affirmative and negative covenants, including financial covenants, that may limit our operating flexibility.
•The market price of our common stock and warrants has been and may continue to be highly volatile.
•Certain of our warrants, earn-out shares, and founder shares are accounted for as liabilities and the changes in value of such securities could have a material effect on our financial results.
•Securities or industry analysts do not publish research or reports about us, or publish negative reports.
•Our business operations are vulnerable to disruption due to natural or other disasters.
Risks Related to Our Restatement and Internal Controls

Material weaknesses in our internal control over financial reporting, which contributed to the previously disclosed restatement of our prior period financial statements expose us to significant risks and uncertainties.
As disclosed in Part II, Item 9A – Controls and Procedures, of this Annual Report on Form 10-K, material weaknesses in our internal control over financial reporting contributed to the restatement of our consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024.
The material weaknesses will not be considered remediated until management completes the design and implementation of corrective measures, the controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are operating effectively. As detailed in Item 9A, Controls and Procedures, we are working to remediate the material weaknesses, and while we have completed remediation of certain material weaknesses, at this time, we cannot predict the success of future remediation efforts or the outcome of our assessment of such efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC, could continue to be adversely affected which, in turn, may result in future misstatements, revisions, and/or restatements or adversely affect our reputation and business and the trading price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, which could further result in loss of investor confidence, a decline in the price of our common stock, delisting of our securities, harm to our reputation and financial condition and/or diversion of financial and management resources from the operation of our business.
In addition, we did not file our Q3 2024 Form 10-Q or our 2024 Form 10-K within the timeframe required by the SEC. Although we regained status as a current filer on April 28, 2025, we are not currently eligible to use a registration statement on Form S-3 until approximately one year from the date we regained and maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis or file a registration statement on Form S-1, which would likely take significantly longer and increase our transaction costs.
Risks Related to Our Business and Operations
We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have a history of losses. We have incurred net losses of $33.1 million and $54.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $387.8 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
A meaningful portion of our revenue is generated by product sales to new customers and sales of additional products to existing customers. The timing of certain large volume opportunities can impact our results from quarter to quarter. In addition, the sales cycle can last several months from initial engagement to contract negotiation and execution, culminating in delivery of our products to our customers, and this sales cycle can be even longer, less predictable and more resource-intensive for both larger volume sales as well as sales to customers in certain market segments. Customers may also require additional internal approvals or seek to pilot our products for a longer trial period before deciding to purchase our solutions. As a result, the timing of individual sales can be difficult to predict. In some cases, sales have occurred in a quarter subsequent to when anticipated, or have not occurred at all, which can significantly impact our quarterly financial results and make it more difficult to meet market expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Recognition.”
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
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recessionary trends, slow economic growth, or political elections in the U.S. and abroad, inflation and high interest rates, fuel prices, international currency fluctuations, tariffs, corruption, political instability, continuing social concerns and divisions in the U.S. and abroad, acts of war, including the conflicts in Europe and the Middle East, and acts of terrorism, both domestic and international;
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
Increases in component costs, long lead times, supply shortages, supply changes, and tariffs could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.
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
In 2025, the U.S. government has imposed sweeping tariffs on almost all imports into the U.S. and certain countries have imposed retaliatory tariffs. There continues to be significant uncertainty regarding these recent changes and potential future developments. Increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we manufacture, source, or sell materials or products, could have a material adverse effect on our business and financial results. If we cannot find ways to mitigate the potential impacts from tariffs or trade restrictions successfully or in a timely manner, these additional tariffs and policies could have a significant impact on our business and results of operations. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries. For example, our risk exposure may increase further if any countries levy additional retaliatory tariffs, taxes, or other trade restrictions or penalties against the U.S. or U.S. companies.
Delays in production, increases in prices charged or the loss of a limited or sole source supplier could have an adverse effect on our business, financial condition and operating results.
We depend on our primary third-party contract manufacturer for the production of our security screening systems. While there are several potential contract manufacturers for most of these products, all our systems are currently manufactured, assembled, tested, and packaged by Columbia Tech. On November 5, 2025, we entered into a non-exclusive contract manufacturing agreement with Plexus Corp which we expect will help us diversify contract manufacturers. While we anticipate reduced product costs and improved gross margin over time, such results may not materialize. Onboarding a new supplier involves various inherent risks that could adversely affect our production capacity and product quality, and negatively impact revenue, gross profits and field service costs.
In most cases, we rely on contract manufacturers to procure components and, in some cases, provide manufacturing engineering work. Our current and future reliance on these contract manufacturers involves several risks, including:
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
We also use a third-party contract manufacturer located in Massachusetts and the U.K. as a second source for the production of a key sensor component used in our security screening systems. If our third-party contract manufacturers experience a delay, disruption, or quality control problems in their operations or if the third-party contract manufacturers do not renew or terminate our agreement with them, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying new manufacturers and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products or components to our standards is time consuming. In addition, if our contract manufacturers cannot scale their production of our products or components at the volumes and in the quality that we require, we may have to move production for the products or components to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations and financial condition could be materially and adversely affected.
As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional and significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, we may not be able to collect reimbursements from our third-party contract manufacturers for penalties assessed on us because of excessive failures of products or warranty claims, which causes us to take on additional risk for potential failures of our products. Additionally, the benefits of diversifying contract manufacturers may not materialize and any such transition involves inherent onboarding risks and potential shifts in pricing dynamics and cost allocations.
Defects and poor quality which require rework, replacement parts or systems and associated costs of service could have an adverse effect on our business and results of operations.
We may experience defects or quality issues in our products or components, including those manufactured by third‑party suppliers. Such defects or quality issues could require rework, repairs, replacement parts or systems, or additional service and support efforts. These issues could result in increased costs, including warranty and service expenses, delays in product delivery, and potential customer dissatisfaction or reputational harm. If such defects or quality issues are significant or recurring, they could adversely affect our business and results of operations.
We recognize a substantial portion of our revenue ratably over the term of our agreements with customers and, as a result, downturns or upturns in sales may not be immediately reflected in our operating results.
We recognize a substantial portion of our revenue ratably over the terms of our agreements with customers, which generally occurs over a four-year period. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, would negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our model also makes it difficult to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
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
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products that compete with theirs or may bundle them with other products and services. Further, if we are not able to maintain and enhance our brand or reputation as an industry leader, our business and operating results may be adversely affected. Additionally, currency fluctuations in certain countries and regions may negatively impact prices that partners and customers are willing to pay in those countries and regions. We cannot be certain that we will be successful in developing and introducing new products with enhanced functionality on a timely basis, or that our new product offerings, if introduced, will enable it to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

A portion of our revenue is generated by sales to government entities and such sales are subject to a number of challenges and risks.
Approximately 3% and 4% of our revenue was generated by sales to government entities during each of the years ended December 31, 2025 and December 31, 2024, respectively. Selling to government entities can be highly competitive, expensive, and time-consuming, and often requires significant upfront time investment and expense without any assurance of winning a sales contract. Government demand and payment for our solutions may also be impacted by changes in fiscal or contracting policies, changes in government programs or applicable requirements, lapses in appropriations, the adoption of new laws or regulations or changes to existing laws or regulations, public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Accordingly, increasing sales of our products to government entities may be more challenging than selling to commercial organizations, especially given extensive certification, compliance, clearance, and security requirements. Government agencies may have statutory, contractual, or other legal rights to terminate contracts with us or reseller partners. Further, in the course of providing our solutions to government entities, our employees and those of our reseller partners may be exposed to sensitive government information. Any failure by us or our reseller partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit may cause the government to shift away from our solutions and may result in a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results or operations.
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
We may also be subject to liability claims for damages related to errors or defects in our products. For example, if our products fail to detect weapons or explosive devices that can be used to cause casualties at a high profile, public venue, we could incur financial damages and our reputation could also be significantly harmed. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. The limitation of liability provisions in our terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries. The sale and support of our products also entails the risk of product liability claims. Our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert or distract management’s time and other resources, and harm our business and reputation.

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
We face the risk of losing recurring revenue and forecasting certainty if customers choose not to renew their typical four‑year subscriptions or if renewal terms result in lower revenue than expiring agreements, and significant losses if returned systems cannot be profitably redeployed.
Our customer agreements typically include an initial subscription term of approximately four years, and our customers have no obligation to renew their subscriptions after the expiration of that period. We cannot assure that renewal rates will continue to remain high, or that customers will renew their subscriptions at the same prices, on the same terms, or for the same level of products, solutions, or number of units. Customers may also elect not to renew their subscriptions at all. Any such non‑renewals or renewals on less favorable terms could adversely affect our recurring revenue, our ability to forecast future results, and our overall financial performance. Even when we successfully renew customer contracts, the revenue associated with the annual renewal rate may be lower than the expiring rate, which could result in a loss of recurring revenue. Because a decline in new or renewed subscription contracts in any single quarter may only have a modest immediate impact on revenue recognized in that quarter, the negative effects of reduced renewal activity may be more pronounced in future periods.
In recent years, we have experienced significant growth in both customers and units under subscription. As an increasing number of customers reach the end of their initial subscription terms, renewals have become an increasingly important driver of our recurring revenue and operating results. We have limited historical experience managing renewals at the current and growing scale of our customer base. As a result, we face increased exposure to customer or unit churn, which we define as customers electing not to renew their certain of their subscriptions or renewing at reduced levels. We have limited historical experience managing renewals at the current and growing scale of our customer base. Increased churn or lower renewal rates could adversely affect our recurring revenue, forecasting certainty, and overall financial performance, with impacts that may become more pronounced in future periods.
In addition, some customers may choose not to renew existing contracts and instead upgrade to our latest product offerings, which may result in the return of prior‑generation systems. While we expect to refurbish and redeploy the majority of returned systems, our ability to do so depends on market demand, which is still emerging and not proven at scale, refurbishment economics, and operational execution. If returned systems cannot be redeployed on favorable terms or at all, we may incur non-cash losses for the impairment of the value of such assets, which could adversely affect our business, financial condition, and results of operations.
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
We use AI and machine learning in our development process and in our AI-based weapon detection products, which could present risks and challenges to our business.
We use machine learning technologies and artificial intelligence (“AI”), including generative AI, in the development and operation of our AI-based weapons detection products for security screening. There are significant risks involved in developing, maintaining, and deploying AI and machine learning technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. Furthermore, the rapid pace of AI development may require the continued investment of significant resources for us to remain competitive, and we may not receive commensurate returns if we are not successful in achieving the outcomes we expect (either on the timelines we expect or at all). In addition, our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
Some uses of AI pose emerging ethical issues and present a number of risks that cannot be fully mitigated. Using AI while the technology is still developing may expose us to additional liability, reputational harm and threats of litigation, in particular, if these AI or machine learning models are incorrectly designed, developed or implemented, produce errors, AI bias, discrimination or AI hallucinations, result in intellectual property infringement or misappropriation or are adversely impacted by unforeseen defects, technical challenges, open source software issues, data privacy issues, cyber security threats, material performance issues, or otherwise do not function as intended. For example, AI technologies are highly reliant on the collection and analysis of large amounts of data, which may be overbroad, incomplete, inadequate, inaccurate, biased, or otherwise of poor quality. The accuracy of these data inputs and their subsequent effects on the outputs of AI technologies cannot always be verified, potentially leading to outputs that incorporate or are based on inaccurate or erroneous information. If any of the foregoing were to occur, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could be subject to claims (including product liability claims), litigation (including class actions) or incur liability.
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
In particular, many U.S. federal, state, and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations, including related to the development and integration of AI, machine learning, and additional emerging data technologies while mitigating or controlling for bias and discrimination in the context of AI and machine learning. For example, in the U.S., while the White House signed an Executive Order Removing Barriers to American Leadership in Artificial Intelligence which prioritizes deregulation, several states are considering enacting or have already enacted regulations concerning the use of AI technologies. These include the California Generative Artificial Intelligence: Training Data Transparency Act, the Utah Artificial Intelligence Consumer Protection Amendments, the updated California Consumer Privacy Act and the Colorado Consumer Protections for Artificial Intelligence Act (effective June 30, 2026). Furthermore, in Europe, the Artificial Intelligence Act (“EU AI Act”), which entered into force on August 1, 2024, provides rights and duties designed to ensure the safe and ethical deployment of AI. The EU AI Act categorizes AI systems based on their level of risk, prohibiting certain uses of AI, introduces strict requirements for high-risk AI applications (which provisions apply from August 2, 2027), and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy and introduces significant fines for non-compliance. In addition, AI regulations may require us to conduct complex impact assessments, risk evaluations or other compliance reviews and audits prior to deploying AI tools for certain high-risk applications, including automated decision-making that affects individuals, and may also require us to disclose information regarding data sets used to train AI tools or regarding users who are interacting with AI or to obtain consents or provide opt-out rights to individuals. We will likely incur additional expenses and costs associated with complying with existing and evolving laws, as well as face heightened potential liability if we are unable to comply with such laws. While we strive to minimize any physical bias in our product’s identification of threats because our product’s AI does not process or analyze an individual’s physical characteristics, we may not be able to identify such issues in advance, or if identified, we may not be able to identify mechanisms for effectively mitigating such issues.
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
Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party AI models, and we cannot control the availability or pricing of such third party software and infrastructure, especially in a highly competitive environment. In addition, market acceptance and consumer perceptions of AI and machine learning technologies are uncertain. Further, our usage of open source AI technologies may lead to compliance issues, obligations to disclose the source code of our software, and security risks. See – “Our use of “open source” software could subject our proprietary software to certain disclosure obligations, expose us to security risks, and negatively affect our ability to offer our products and subject us to possible litigation.”
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for the output of AI and machine learning systems. See – “Our intellectual property rights are valuable and any inability to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.”
Our expansion into international markets exposes us to additional operational, regulatory, and compliance risks that could adversely affect our business.
As we pursue opportunities to expand our business outside of the United States, we will become subject to additional risks and uncertainties inherent in international operations. Selling, deploying, and supporting our security screening systems in foreign jurisdictions may require us to comply with local product certification regimes, import and export controls, cybersecurity requirements, government procurement rules, and other regulatory frameworks that differ substantially from those in the U.S. Some countries impose stringent testing, safety, or security-technology approvals before products similar to ours may be marketed or deployed, and obtaining these approvals can be costly, time-consuming, or ultimately unsuccessful. We may also be required to modify our products to meet local technical, privacy, data handling, or operational standards, and such modifications may increase our costs or impair product performance.
International expansion also exposes us to increased compliance obligations under foreign data protection, privacy, and AI-related laws, many of which are more restrictive or impose greater penalties than comparable U.S. laws. For example, certain jurisdictions impose limitations on the cross-border transfer, localization, or processing of personal data, and compliance with these rules may require significant investment in technical or organizational measures or the establishment of local infrastructure. Additionally, enforcement of anti-corruption, antibribery, and trade sanction laws may present heightened risks as we engage foreign distributors, resellers, installers, and agents. If these third parties fail to comply with applicable laws or our policies, we could be subject to regulatory inquiries, penalties, or reputational harm.
Further, international operations may involve greater operational challenges, including foreign currency fluctuations, longer sales cycles, local business practices that differ from those of U.S. markets, increased costs related to global logistics and supply chains, and geopolitical instability. If we are unable to manage these risks effectively, or if international demand for our products does not develop as anticipated, our ability to successfully expand outside the U.S. could be limited, and our business, financial condition, and results of operations could be adversely affected. In addition, expansion into foreign jurisdictions introduces tax compliance exposure, as differing and evolving international tax regimes, audit practices, and standards may result in unexpected liabilities, penalties, or requirements to collect and remit taxes in markets where we have not historically done so.
Our growth potential outside the U.S. may be limited or vary due to differences in security threats, customer perceptions, regulatory environments, and international market dynamics, as well as our own expansion and investment priorities.
While our immediate focus is on the U.S. market, our long‑term growth prospects depend in part on international expansion. Customer demand for AI‑based weapons detection systems varies significantly by country and is influenced by factors such as the nature of security threats, cultural attitudes toward security screening, regulatory frameworks, and whether firearms and weapons‑related risks are perceived to be sufficiently prevalent in public venues to justify adoption of our solutions. If customers in other countries do not perceive these risks to warrant the purchase of our products, we may be unable to establish a meaningful business outside the U.S., which could limit our long‑term revenue growth potential.

As a result, our international expansion efforts are expected to be selective and measured, and we may prioritize investment in markets where customer demand, regulatory frameworks, and perceived security threats align most closely with our solutions, while continuing to direct a substantial portion of our resources toward domestic priorities.
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
We have incorporated, and may in the future incorporate, technology and components from third parties into our products. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which it may sell our products. We may not be able to rely on indemnification obligations of third parties, to the extent they offer them. If our implementation or ongoing use of such technology is limited because of intellectual property infringement claims brought by third parties against our suppliers or licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements therefor on commercially reasonable terms, our ability to develop and sell products, subscriptions, and services containing such technology could be severely limited, and our business could be harmed. Disputes with suppliers, licensors, or intellectual property owners could result in the payment of additional royalties or penalties by us, infringement damages, cancellation or non-renewal of the underlying license or litigation, or require us to indemnify third parties (including our customers). In the event that we cannot renew existing licenses, or enter into new licenses of comparable technology, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition, and results of operation. Additionally, if we are unable to obtain necessary technology and components from third parties at all, including certain sole suppliers, we may be forced to acquire or develop alternative technology or components, which may require significant time, cost, and effort and may be of lower quality or performance standards. This could limit or delay our ability to offer new or competitive products and increase our costs of production. If alternative technology or components cannot be obtained or developed, we may not be able to offer certain functionality as part of our products, subscriptions, and services. As a result, our margins, market share and results of operations could be significantly harmed.
Our use of “open source” software could subject our proprietary software to certain disclosure obligations, expose us to security risks, and negatively affect our ability to offer our products and subject us to possible litigation.
We have used “open source” software in connection with the development and deployment of our software products, and we expect to continue to use open source software in the future. Open source software is licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements with respect to proprietary software that incorporates, is based on or that links to the open source software, to (i) distribute such software for no cost, (ii) make publicly available all or part of its source code, or (iii) license such software under the terms of the particular open source license. Additionally, the AI technologies used to develop or write software used in our product offerings and operations may be trained on data sets that include open source software or may draw from sources that might subject such software developed using AI technologies to certain license restrictions or other obligations. Additionally, if we decide to use AI technologies to develop or write software in our product offerings the AI may be trained on data sets that include open source software, which may be subject the software generated using such AI to similar open source requirements.
Companies that incorporate or use open source software in their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would subject our proprietary software to open source licensing terms (including requiring us to disclose our proprietary source code) or that would otherwise breach the terms of an open source agreement, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products that we are unaware of or that they will not do so in the future. Further, use of open source AI technologies poses additional risks relating to the underlying training data sets, including an increased risk in intellectual property infringement or non-compliance with open source license terms as a result of such training data sets potentially derived from data sourced without permission or outside the scope of the underlying open source license.
Furthermore, there are an increasing number of open source software license types, almost none of which have been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement claims or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, if at all, to re-engineer all or a portion of our products, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code. Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open source software is generally provided without any support or warranties or other contractual protections regarding infringement or the quality of the code. For example, open source software often contains undetected errors or other defects, which could prevent the deployment or impair the functionality of our systems, delay the introduction of new solutions, and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our products. Moreover, open source software may also contain security vulnerabilities, malware and other exploits, which may render our software and product offerings more vulnerable to breaches or security attacks. Any of the foregoing risks could materially and adversely affect our business, financial condition, and results of operations.

Our business depends on the reliability, availability, and performance of our information technology systems, including key internal enterprise software solutions, and any failure or disruption of these systems could materially and adversely affect our business.
Our operations rely on the performance, availability, scalability, and security of complex information technology systems, including cloud‑based and internal infrastructure, third‑party service providers, and key enterprise software solutions that support the management and operation of our business. These systems include platforms used for enterprise risk management, customer relationship management, customer billing and revenue operations, human capital management, financial reporting and controls, analytics, and other internal business functions, as well as customer‑facing portals used to operate, monitor, manage, and analyze our products.
These systems are critical to our ability to operate efficiently, manage risk, maintain accurate records, support employees, serve customers, and meet contractual, regulatory, and reporting obligations. Our information technology systems may experience outages, interruptions, performance degradation, or other failures due to software or hardware defects, system capacity constraints, cyber incidents, human error, power or telecommunications failures, natural disasters, or disruptions experienced by third‑party service providers, many of which are outside of our direct control.
Any failure or disruption of our internal systems or enterprise software solutions could impair our ability to manage our operations, process transactions accurately and timely, support employees, produce reliable financial information, bill customers, or otherwise operate our business effectively. In addition, failures affecting customer‑facing systems could impair service delivery, system visibility, or customer operations.
If we fail to adequately maintain, update, upgrade, enhance, or timely restore our information technology systems, including our internal enterprise platforms and customer‑facing portals, we could experience operational inefficiencies, customer dissatisfaction, reputational harm, contractual disputes, regulatory or compliance issues, and loss of revenue, which could materially and adversely affect our business, financial condition, and results of operations.
Our products and operations collect and store personal data about individuals, including our customers, their visitors, and our employees, as well as other proprietary business and confidential information, which exposes us to cybersecurity risks that could result in additional costs and liabilities or inhibit sales of our products.
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
Cybersecurity incidents affecting us or our third-party vendors can vary widely, from errors on the part of our personnel, to uncoordinated individual attempts to gain unauthorized access to information technology (“IT”) systems, to sophisticated and targeted measures known as advanced persistent threats. These incidents could be caused by insiders (acting inadvertently or maliciously) or malicious third parties (including nation-states or nation-state supported actors). Attack methods can include sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery (such as phishing or social engineering), or other forms of deception. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents (including our cybersecurity risk management program and processes, such as our policies, controls, or procedures), we cannot guarantee that such measures will be implemented, complied with or be effective in protecting our systems and information. We or our third-party providers may experience cybersecurity incidents and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal data of our customers, our customers’ visitors and our employees) and the disruption of our business operations.
In fact, we and our third-party vendors have experienced, and expect to continue to experience, cyber-attacks, such as through phishing scams and ransomware attempts, and such incidents could have a material adverse impact on our operations or financial condition in the future.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and may continue to adopt additional regulations regarding the use, access, accuracy, and security of such data. For example, in the U.S., we are subject to laws in all states and numerous territories that require notification of a qualifying data breach, which may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal data or other unauthorized or inadvertent access to or disclosure of such information. These state laws are not uniform and may impose conflicting requirements, and compliance in the event of a widespread data breach may be difficult and costly, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. Any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources.
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
We depend significantly on our sales force to attract new customers and expand sales to existing customers. As a result, our ability to grow our revenue depends in part on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth, particularly in the U.S. and, to a more limited extent, internationally. We expect to selectively expand our sales and marketing personnel and may face a number of challenges in achieving our hiring and integration goals. There is intense competition for individuals with sales training and experience. In addition, the training and integration of sales and marketing personnel requires the allocation of significant internal resources. We invest significant time and resources in training new sales force personnel to understand our products, platform, and our growth strategy. Based on our past experience, it may take approximately six to 12 months before a new sales force member operates at target performance levels, depending on their role. However, we may be unable to achieve or maintain our target performance levels with large numbers of new sales personnel as quickly as we have done in the past. Our failure to hire a sufficient number of qualified sales force members and train them to operate at target performance levels may materially and adversely impact our projected growth rate.
We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage, and retain qualified personnel, especially those in sales and marketing and research and development.
Our future performance depends on the continued services and contributions of our senior management, particularly John Kedzierski, our President and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain keyman insurance for any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Kedzierski and other key employees for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition, and results of operations.
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
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright, and trade secret laws and contractual protections in the U.S. and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. We maintain a program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. Where applicable, these agreements acknowledge our exclusive ownership of, and assign to us, all intellectual property developed by such individuals or third parties in connection with their work for us and require that all proprietary information disclosed to them by us (or on our behalf) will remain confidential. Such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. See – “Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.”
We own or co-own a number of issued U.S. and foreign patents and have a number of pending or allowed patent applications relating to our products. It cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Further, our use of AI technologies in connection with the creation or development of intellectual property, including software, may present challenges in asserting ownership over the resulting output given the position of courts and intellectual property offices in the U.S. and in some other jurisdictions that human inventorship is required for patent protection of an AI-generated invention and sufficient human authorship is required for copyright protection of an AI-generated work of authorship. Additionally, inventions or works of authorship created through the use of AI may be based or rely on, or contain, materials that were used in the training of such AI technologies and which are subject to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship.
We have registered the Evolv®, Evolv Technology®, Evolv Express®, Evolv Insights®, Evolv Cortex AI®, and Evolv Edge® trademarks in the U.S. and/or certain other countries. We also have registrations and/or pending applications for additional marks in the U.S. and other countries. We cannot be certain that any pending or future applications will issue as registered trademarks or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

If we are unable to maintain sufficient intellectual property protection for our proprietary technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technologies similar or identical to ours, and our ability to successfully commercialize our technologies may be impaired.
The steps we take to protect our intellectual property may be inadequate to prevent infringement, misappropriation, or other violations of our intellectual property rights. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.
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
The measures we take to protect our trade secrets may not adequately prevent disclosure of trade secrets and other proprietary information.
We have devoted substantial resources to the development of our technology, business operations, and business plans. We cannot guarantee that our physical, technical or administrative security measures will be sufficient to prevent disclosure of our trade secrets. For example, we cannot guarantee that we have entered into confidentiality arrangements with each party that may have or has had access to our trade secrets or proprietary technology and processes. These efforts may also not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. For example, our employees or others with whom we have shared confidential information or trade secrets could input such information into AI applications, resulting in such information becoming accessible by third parties, including our competitors or in a loss of trade secret status of such information. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our technologies that we consider proprietary. In addition, if others independently develop equivalent knowledge, methods, and know-how, we would not be able to assert trade secret rights against such parties, and our competitive position could be materially and adversely harmed. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.
Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret would be difficult, expensive, time-consuming, and the outcome is unpredictable. In addition, effective trade secret protection may not be available in every country in which our products are available or where we have employees or independent contractors as some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Legal and Regulatory Risks
We are subject to government regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business.
We, our reseller partners, and our customers are subject to a number of domestic and international laws and regulations that apply to the processing of certain types of information as well as cloud services and the internet generally. These laws, rules, and regulations address a range of issues including data privacy and cyber security, breach notification and restrictions or technological requirements regarding the processing of personal data. The regulatory framework for online services, data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. New laws and regulations that apply to our business are being introduced at every level of government in the U.S., as well as internationally. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, and standards in the jurisdictions in which we operate, and may be subject to contractual obligations relating to data privacy and security in the jurisdictions in which we operate.
For example, in the U.S., there are numerous data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data (as defined in such laws), including state data privacy laws, and federal and state consumer protection laws. The U.S. Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.
Several U.S. states have enacted comprehensive privacy laws, including California, Virginia, Colorado, Connecticut, Utah and others, which impose obligations regarding consumer rights, data processing transparency, consent or opt-out requirements and privacy assessments.
Internationally, virtually every jurisdiction in which we operate, have customers or have prospective customers has established its own data security and privacy legal frameworks with which we, our reseller partners or our customers must comply.
For example, in the European Union, the General Data Protection Regulation (“GDPR”) imposes requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strong individual rights regime, shortened timelines for data breach notifications and restrictions on the transfer of personal data outside of the European Economic Area. Following its departure from the European Union, the United Kingdom has adopted a separate regime based on the GDPR (“UK GDPR”) that imposes similarly onerous requirements. Companies that violate the EU or UK regime can face regulatory investigations, private litigation, prohibitions on data processing, and fines. Other EU and UK data protection laws and evolving regulatory guidance restrict the ability of companies to market electronically, including through the use of cookies and similar technologies, and companies are increasingly subject to strict enforcement action including fines for non-compliance.
Certain data privacy legislation restricts the cross-border transfer of personal data and some countries have introduced data localization into their laws. Specifically, the GDPR, the UK GDPR and other European and UK data protection laws generally prohibit the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to third countries, unless the transfer is to a country deemed to provide adequate protection or the parties to the transfer have implemented specific safeguards to protect the transferred personal data. European case law and guidance have imposed additional onerous requirements in relation to data transfers, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue in Europe and globally. If we do not implement the relevant transfer mechanism to transfer personal data, we may violate or infringe data privacy legislation requirements, and we may be exposed to regulatory proceedings or litigation and increased exposure to fines, penalties, or commercial liabilities, as well as reputational damages.
We strive to comply with all applicable laws, policies, legal obligations relating to privacy, and data protection. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, and which makes our compliance requirements and the enforcement of those requirements ambiguous, uncertain, and potentially inconsistent. Any significant change to applicable laws, regulations or industry practices, or how each is interpreted, regarding the use or disclosure of personal data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal data is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal data that our customers voluntarily share. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, applicable privacy-related laws and regulations, or any compromise of security that results in the unauthorized access to or unintended release or access of personal data or other customer data, may result in governmental enforcement actions, imprisonment of company officials and public censure, litigation, claims for damages by customers and other affected individuals, public statements against us by consumer advocacy groups or others, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant fines or damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. We may also have costs associated with engaging with stakeholders, including investors, insurance providers, and other capital providers, on such issues.
Failure to comply with applicable anti-corruption legislation, export controls, economic sanctions and tax laws could result in fines and criminal penalties and materially and adversely affect our business, financial condition, and results of operations.
We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including FCPA, the Bribery Act, and other similar laws in other countries in which we do business. The FCPA prohibits us or any third party acting on our behalf from corruptly promising, authorizing, making, offering, or providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. The FCPA further requires us to keep and maintain books and records that accurately reflect transactions and dispositions of assets and to maintain a system of internal accounting controls. The Bribery Act also prohibits “commercial” bribery not involving foreign officials, facilitation payments, and the receipt of bribes, while providing a defense to a charge of failure to prevent bribery to companies that demonstrate they had in place adequate procedures to prevent bribery. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. Some of the international locations in which we will operate have developing legal systems and may have higher levels of corruption than more developed nations. As a result of doing business in foreign countries, including through reseller partners and agents, we will be exposed to a risk of violating anti-corruption laws.
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
Taxing jurisdictions, including state, local and foreign taxing authorities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. While we believe that we are in material compliance with our obligations under applicable taxing regimes, one or more states, localities or countries may seek to impose additional sales or other tax collection obligations on us, including for past sales by us or our reseller partners. It is possible that we could face sales tax audits and that such audits could result in tax-related liabilities for which we have not accrued. A successful assertion that we should be collecting additional sales or other taxes in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results.
In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus and jurisdictional mix of profits at varying statutory tax rates, by changes in foreign currency exchange rates or by changes in the valuation of our deferred tax assets and liabilities. The final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

We are subject to government investigations, regulatory enforcement proceedings and litigation relating to our business conduct, marketing practices, financial restatement and investigation, which could result in significant penalties, injunctive relief and harm to our business.
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part I, Item 3, “Legal Proceeding” and Note 19, Commitments and Contingencies, to our consolidated financial statements for the year ended December 31, 2025. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger.
On October 12, 2023, the Company announced that the FTC had requested information about certain aspects of its marketing practices. On December 5, 2024, a Stipulated Order for Permanent Injunction and Other Relief (the “Order”) was entered in the U.S. District Court for the District of Massachusetts. The Order (i) required that we permit a limited cohort of school customers to cancel their contracts (the cancellation period closed on March 30, 2025), (ii) required that we take certain compliance actions and meet record-keeping obligations, and (iii) enjoined us from making misleading or unsubstantiated marketing claims. The Order did not include any monetary relief. Any inability to adequately comply with the terms of the Order could result in enforcement actions or penalties imposed by the FTC.
Further, in February 2024, the Company received a subpoena from the Division of Enforcement of the SEC requesting documents and information relating to certain aspects of the Company's marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC's investigation.
In addition, as a result of the previously disclosed investigation and restatement of prior period financial statements we are subject to securities class action litigation and shareholder derivative lawsuits alleging that we violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and our revenue recognition. Additionally, we may in the future become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, and actions and proceedings could also be brought against our current and former employees, officers or directors.
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
As of December 31, 2025, we had federal net operating loss carryforwards of $20.1 million, which begin to expire in 2033. These losses were generated before 2018 and are subject to a 20-year carryforward period under the tax rules in effect at that time. We also had federal net operating loss carryforwards of $248.0 million as of December 31, 2025, which do not expire but are generally limited to offsetting up to 80% of taxable income in any given year. These amounts were generated after 2017 and are subject to the provisions of the Tax Cuts and Jobs Act, which eliminated the expiration period but imposed a limitation on usage.
We had state net operating loss carryforwards of $248.0 million and $201.1 million as of December 31, 2025 and 2024, respectively, which may be available to offset future state taxable income and which begin to expire in 2033, depending on jurisdiction-specific rules. Additionally, as of December 31, 2025 and 2024, we had United Kingdom net operating loss carryforwards of approximately $1.4 million and $1.7 million, respectively, which do not expire under current UK tax law.
As of December 31, 2025, we had gross U.S. federal and state research and development and other tax credit carryforwards of $2.4 million and $1.4 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2035 and 2032, respectively. As of December 31, 2024, we had gross U.S. federal and state research and development tax credit carryforwards of $2.4 million and $1.5 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2030, respectively.
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
The Company believes that an ownership change within the meaning of Section 382 occurred on July 16, 2021 (the “Change Date”), in connection with Merger. Based on the estimated annual limitation, the Company would have been able to fully utilize all of its Section 382-limited net operating losses and tax credit carryforwards in the 2022 tax year. The Company has not performed an analysis of ownership changes since the Merger, and does not anticipate utilization of net operating losses or credit carryforwards in the near term.
We considered the evidence of our history of cumulative net operating losses incurred since inception, as well as other positive and negative evidence bearing upon our ability to realize the deferred tax assets, in respect of our net operating loss carryforwards, and have concluded that it is more likely than not that we will not realize the benefits of deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2025, will be accounted for as follows: approximately $117.1 million will be recognized as a reduction of income tax expense and $2.2 million will be recorded as an increase in equity. The Company reevaluates the positive and negative evidence at each reporting period.
Refer to Note 16, Income Taxes, in the notes to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to it, if at all. Additionally, events related to a previously disclosed investigation and restatement of prior period financial statements may expose us to higher interest rates for additional indebtedness, whether as a result of credit rating downgrades or otherwise, and could restrict our ability to obtain additional or replacement financing on acceptable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to it when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
Our existing and future debt obligations may adversely affect our financial condition and future financial results.
As of December 31, 2025, the $30.0 million initial term loan under our Senior Secured Credit Facilities, as defined below, was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available. Our ability to make payments on, repay or refinance the debt in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control.
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
•restricting our ability to create or incur liens and engage in other transactions and activity; or
•placing us at a competitive disadvantage compared to our less leveraged competitors.
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
Our Senior Secured Credit Facilities contain affirmative and negative covenants, including, among other things, limitations on us and our subsidiaries with respect to liens, incurrence of indebtedness, certain fundamental changes, restricted payments, investments and transactions with affiliates, in each case, subject to exceptions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the Senior Secured Credit Facilities, which may limit our operating flexibility. In addition, our Senior Secured Credit Facilities are secured by a first lien on substantially all of our assets and require the Company to comply with a minimum annual recurring revenue covenant, a minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) covenant that takes effect on June 30, 2027, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to reporting requirements of periodic financial results. If we do not meet the financial covenants as specified in the Senior Secured Credit Facilities, we may require forbearance or relief from our financial covenant violations from the lenders or be required to arrange alternative financing.
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
Risks Related to Our Common Stock and Warrants
The market price of our common stock and warrants has been and may continue to be highly volatile, and you may lose some or all of your investment.
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
•short sales, hedging, and other derivative transactions involving our common stock; and
•the other factors described in this “Risk Factors” section of this Annual Report on Form 10-K.
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
A major earthquake, fire, tsunami, hurricane, cyclone, or other disaster, such as a major flood, seasonal storms, drought, extreme temperatures, nuclear event, or terrorist attack affecting our facilities or the areas in which we are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, reinforce, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. Additionally, customers may delay purchases of our products until operations return to normal. Climate change may contribute to increased frequency or intensity of certain of these events that may impair the operating conditions of these facilities, or otherwise adversely impact our operations. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt businesses in general and may cause us to experience higher attrition, losses, and additional costs to maintain and resume operations.
In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, strikes or other labor unrest, war, including in Europe and the Middle East, and the related geopolitical impacts, or the outbreak of epidemic diseases could have a negative effect on the operations of our facilities and those of our contract manufacturers, suppliers and customers, resulting in delays or other challenges in the deployment of our products and services, among others, and thereby negatively impact our sales.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") and SOC 2 trust principles on security. This does not imply that we meet any particular technical standards, specifications, or requirements, but only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our products collect and store personal data about individuals, including our customers, their visitors, and our employees, as well as other proprietary business and confidential information.”
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
ITEM 3. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 19, Commitments and Contingencies, in the notes to the consolidated financial statements in this Form 10-K and is incorporated by reference herein.
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
Holders of Records
As of 3/3/2026, there were 179,350,739 issued and outstanding shares of our common stock held by approximately 40 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
The following graph compares the cumulative total return to stockholders for our common shares for the period from July 16, 2021 (the date of our Merger as defined in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations) through December 31, 2025 with the NASDAQ Composite and NASDAQ Technology Sector Indices. The comparison assumes an investment of $100 was made on July 16, 2021 in our common shares and in each of the indices and, in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison Cumulative Total Return
Assumes Initial Investment of $100
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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
Business Overview
Evolv is a leading security technology company pioneering Artificial Intelligence (“AI”)-powered screening solutions designed to help create safer environments while maintaining efficient visitor flow and a positive visitor experience. We serve customers across a range of end markets, including education, healthcare, sports, live entertainment, tourist attractions, houses of worship, and industrial workplaces. Our mission is to make the world a safer and more enjoyable place to live, work, learn, and play. Our goal is to help facility operators address escalating gun violence, mass shootings and terrorist attacks while maintaining a positive visitor experience.
Our solutions are delivered through a Security-as-a-Service model that integrates our proprietary sensor platform and AI-powered software, cloud connectivity, and ongoing services. We deliver our solutions through two sales models: a pure subscription model and a purchase subscription model, each of which requires both hardware and an active, connected software subscription, as further described in “Sales Mix, Pricing, Product Cost and Margins”. We believe this integrated approach reflects the full scope of our offering and aligns our long-term interests with those of our customers.
Our hardware platforms are uniquely designed and purpose engineered for real world, high throughput security environments and are the foundational component of our solutions. Evolv Express® and Evolv eXpedite™ operate exclusively with Evolv’s proprietary software and cloud services. When deployed together, the two products are designed to support improved operational efficiency through better threat identification and alarm performance. We believe our ability to deliver continuous improvement through software upgrades differentiates our platform from many legacy hardware only offerings.
Our platform was designed from inception around AI operating in physical environments. Our AI powered software and services are central to the performance and long-term value of our platform. Through continuous operation across a large and growing installed base, our systems generate substantial volumes of anonymized screening data related to the movement of people and bags through physical spaces. We train our models on a proprietary data set and can improve the system performance through new and updated algorithms, which customers receive from us through software updates.
We focus on weapons detection and offer two core solutions that can be deployed independently or together and are supported by data and visual dashboards that provide actionable analytics and automated reports designed to help security teams make evidence-based decisions to strengthen security. Evolv Express is designed to screen high volumes of people for concealed threats, while Evolv eXpedite is designed to screen high volumes of bags automatically, without requiring a trained X-Ray operator. When deployed together, these solutions provide a layered security approach that allows customers to operate at heightened sensitivity levels while seeking to maintain efficient throughput and a positive visitor experience.
In addition to screening capabilities, our subscription includes Evolv Insights®, our cloud-based analytics solution that provides customers with operational visibility into system performance across their venues or facilities. Available data includes throughput volumes, alarm statistics, detection settings, and system performance metrics, which customers can use to inform security operations, staffing decisions, and checkpoint configuration.

Our offering is bundled together by the services included in our subscription. We recognize that the primary mission of our customers is typically not security. Our customers’ mission might be educating children, restoring patients to good health, or entertaining fans in their seats. Our subscription includes full onsite support and repair services for the full term, so that our customers can focus on what they do best while we make sure their equipment is operating as designed. We are security as a service, from the hardware to the software to the data to the support.
Our platform incorporates both hardware and software components that are deployed across a large number of operating venues. Each deployed unit functions not only as a detection device but also as a data collection mechanism, generating ongoing real‑world operational data, including both threat and non‑threat events. Some of this data is used to support the continued development and refinement of our algorithms. We believe the integration of our hardware and software creates operational interdependencies that are integral to our platform. As a result, the hardware and software components of our system are designed to operate together and are not intended to function as standalone offerings, which distinguishes our approach from cloud‑only software solutions.
We believe our hardware-enabled, long term subscription model differentiates our business from purely software-as-a-service offerings. We believe our platform is well positioned to benefit from ongoing advances in artificial intelligence, driving durable customer value and supporting predictable, recurring subscription revenue.
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
Key indicators of our performance of market acceptance and customer adoption include Annual Recurring Revenue (“ARR”), a measure of annualized recurring subscription and related service revenue, and Remaining Performance Obligation (“RPO”), a measure of expected future revenue from active customer contracts. We believe these indicators reflect the scale, durability, and growth of our Security‑as‑a‑Service model.
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
We regularly evaluate our supply chain structure to mitigate risks, including supplier concentration and dependencies, global chipset and semiconductor supply constraints, including memory and compute components used in AI‑enabled products, long and variable lead times, cost volatility, and supplier allocation practices. While no material disruptions are anticipated during the onboarding of Plexus, manufacturing capacity for certain components is limited to a small number of qualified suppliers, and extended or unforeseen disruptions, capacity limitations, or changes in allocation practices could impact our supply. We continue to monitor risks associated with onboarding, logistics, and supplier performance. These factors may influence cost of revenue, inventory levels, working capital, and our ability to meet customer demand in future periods.
General Economic and Market Conditions
We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain constraints, operational challenges, and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including the conflicts in Europe and the Middle East; and recessionary trends. See the risk factor titled “Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales” in Item 1A. Risk Factors of this Annual Report on Form 10-K. While these factors continue to evolve, we plan to remain flexible and optimize our business as appropriate and allocate resources, as necessary.
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
Sales Mix, Pricing, Product Cost and Margins
We sell our solutions under two primary sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware outright, we offer customers the option of purchasing our hardware outright directly from us through our “purchase subscription” model that also includes a multi-year security and software-as-a-service subscription. In addition to our two primary sales models, we have historically offered our “distributor licensing” model based on the Distribution and License Agreement we entered into with Columbia Tech in March of 2023. Under this arrangement, we have granted a license of our intellectual property to Columbia Tech, which contracts directly with certain of our resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment. Columbia Tech pays us a hardware license fee for each system it manufactures and sells under this agreement. In these instances, we still contract directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. During the three months ended September 30, 2025, we discontinued quoting on this basis, and the agreement with Columbia Tech expired on December 31, 2025. While any outstanding quotes will be honored, all new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward. Thus, license revenue from this agreement is expected to reduce to zero over time, replaced by increased product revenue, which will in turn provide an increase in gross profit over the duration of the contract. We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments.
Going forward, we expect our products to be adopted in a variety of vertical industry markets and geographic regions. While adoption of our products has primarily been within the United States to date, we expect increased adoption of our products in foreign markets in the near future as we explore expansion into international markets. Pricing may vary by region or vertical market due to market-specific dynamics. As a result, our financial performance depends, in part, on the mix of sales and business in different markets during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce AI-powered security screening solutions to our customers.
Development and Commercialization of our Products
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $145.9 million and $103.9 million for the years ended December 31, 2025 and 2024, respectively. We generated a net loss of $33.1 million and $54.0 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling the use of third-party contract manufacturers, and continuing research and development efforts to develop new products and further enhance our existing products.

Certain Key Metrics and Non-GAAP Financial Measures
ARR. We believe annual recurring revenue (“ARR”) is a useful metric for investors because it provides visibility into the scale and sustainability of our recurring revenue base. ARR reflects the annualized value of active subscription arrangements at a point in time and helps investors evaluate trends in customer and unit acquisition, retention, and expansion. As our business continues to shift toward pure subscription and purchase subscription sales models (and away from our legacy distribution subscription model), we believe ARR more accurately captures the recurring nature of our revenue compared to period based revenue measures alone. Management also uses ARR to assess operating performance, inform strategic decisions, and plan for future growth, because it is impacted by multiple dimensions of our business, including new customer and unit acquisition, customer pricing, renewal history, and renewal pricing.
We define ARR as subscription revenue and the recurring service revenue related to purchase subscriptions for the final month of the quarter normalized to a one-year period. Our calculation of ARR is not adjusted for the impact of any known or projected future events (such as customer cancellations, upgrades or downgrades, or price increases or decreases) that may cause any such contract not to be renewed on its existing terms. In addition, the amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to new bookings, cancellations, upgrades, downgrades or other changes in pending renewals, as well as the effects of professional services revenue and acquisitions or divestitures. As a result, ARR should be viewed independently of, and not as a substitute for or forecast of, revenue and deferred revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.
As of December 31, 2025, ARR was $120.5 million, compared to $99.4 million as of December 31, 2024, representing year over year growth of 21%. This increase was driven by the addition of nearly 250 customers during 2025, expanded deployments by existing customers and increased demand for our pure subscription and purchase subscription sales models which generate a higher proportion of recurring revenue compared to our legacy distribution subscription sales model (see "Sales Models”).
RPO. We believe Remaining Performance Obligation ("RPO"), a measure of expected future revenue from active customers, to be a key indicator of our performance. As disclosed in Note 5 to our financial statements, RPO at December 31, 2025 was $293.6 million, an increase of approximately 13% from December 31, 2024, driven by continued market demand.
Adjusted EBITDA. We believe Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a useful metric for investors because it provides insight into the underlying operating performance of our business by excluding items that are not indicative of our core operating results or that may vary significantly from period to period. Adjusted EBITDA facilitates period-to-period comparisons of our operating performance and enhances investors’ ability to evaluate trends in profitability and operating leverage. In addition, Adjusted EBITDA helps investors better understand the impact of our cost structure and operating efficiency as we scale our business, independent of non‑cash expenses, financing decisions, tax structure, and certain non‑recurring or non‑operational items. While Adjusted EBITDA should be considered in conjunction with our GAAP financial results, we believe it provides supplemental information that enhances investors’ understanding of the performance of our business.
Management uses Adjusted EBITDA internally to assess operating performance, monitor cost discipline, and evaluate the efficiency of our business as we scale. Adjusted EBITDA is a key metric used by management to measure the profitability of our core operations and to assess the impact of operating decisions across the organization. Management reviews Adjusted EBITDA trends to inform strategic decisions related to expense management, investment prioritization, and resource allocation. Because Adjusted EBITDA excludes certain non‑cash and non‑recurring items, it allows management to better evaluate underlying operating performance and comparability across reporting periods. By monitoring Adjusted EBITDA over time, management is able to assess progress toward profitability objectives and make informed decisions regarding long-term operational and financial planning.
Adjusted EBITDA is defined as net income (loss) plus depreciation and amortization, stock based compensation, interest expense (income), provision for income taxes, change in fair value of contingent earn out liability, change in fair value of contingently issuable common stock liability, change in fair value of public warrant liability, loss on impairment of leased equipment, loss on impairment of intangible asset, loss on disposal of leased equipment, non-recurring employee restructuring and other separation costs, non-recurring inventory charges, and other non-recurring legal and regulatory costs, which management believes provides a more meaningful representation of operating results.

The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	December 31,
	2025	2024
Net loss	$(33,138)	$(54,017)
Depreciation and amortization	24,340	17,375
Stock-based compensation	21,096	24,756
Interest expense (income)	196	(2,942)
Provision for income taxes	62	—
Change in fair value of contingent earn-out liability	(12,435)	(16,310)
Change in fair value of contingently issuable/returnable common stock liability/asset	(2,614)	(2,529)
Change in fair value of public warrant liability	(435)	(6,592)
Loss on impairment of leased equipment	—	224
Loss on impairment of intangible asset	—	983
Loss on disposal of leased equipment	3,787	—
Non-recurring employee restructuring and other separation costs	2,976	3,060
Non-recurring inventory charges	—	2,730
Other non-recurring legal and regulatory costs	7,279	12,284
Adjusted EBITDA	$11,114	$(20,978)
For the year ended December 31, 2025, Adjusted EBITDA was $11.1 million, compared to negative Adjusted EBITDA of $(21.0) million for the year ended December 31, 2024, representing an improvement of $32.1 million year-over‑year. This improvement was primarily driven by revenue growth, increased operating leverage, and continued discipline in managing operating expenses, partially offset by higher investments to support growth initiatives and customer deployments.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations and our Senior Secured Credit Facilities. See “Liquidity and Capital Resources” as well as “Risks Related to Our Financial Condition and Liquidity” for more information. Additionally, as discussed in Note 19, Commitments and Contingencies, to our consolidated financial statements for the year ended December 31, 2025, we are involved in certain legal proceedings, including a government investigation. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company, may differ materially from our current estimates.
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
We derive revenue from (1) subscription arrangements generally accounted for as operating leases, including SaaS and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers either by Evolv or by Columbia Tech pursuant to the Distribution and License Agreement, (4) license fees related to the Distribution and

License Agreement, and (5) professional services, including installation, training, and event support. Maintenance consists of preventative maintenance, technical support, bug fixes, and when-and-if available threat updates. Our arrangements are generally noncancelable and nonrefundable after shipment to the customer. Revenue is recognized net of sales tax. To the extent that we see an increase in demand for our pure subscription model, we would expect to see a reduction in upfront revenue recognition in favor of more recurring revenue.
Product Revenue
We derive a portion of our revenue from the sale of our Evolv Express and eXpedite equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We anticipate future growth in product revenue as more customers purchase systems through our purchase subscription model instead of through the now cancelled Distribution and License agreement with Columbia Tech.
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
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2025, we discontinued quoting under this basis, and the agreement with Columbia Tech expired on December 31, 2025. While any outstanding quotes will be honored, all new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward. Thus, license revenue from this agreement is expected to reduce to zero over time, replaced by increased product revenue, which will in turn provide an increase in gross profit over the duration of the contract.
Cost of Revenue
We recognize cost of revenue in the same manner that the related revenue is recognized.

Cost of Product Revenue
Cost of product revenue consists primarily of costs paid to our third-party manufacturer and other suppliers, labor costs (including stock-based compensation), and shipping costs.
Cost of Subscription Revenue
Cost of subscription revenue consists primarily of depreciation expense related to leased units, an allocated portion of internal-use software amortization expense, shipping costs, and maintenance costs related to leased units. Maintenance costs consist primarily of labor (including stock-based compensation), spare parts, shipping costs, field service repair costs, equipment, and supplies. Service-related costs reflected in cost of subscription revenue include, in part, the Company’s decision to in-source certain technical and field services support functions that were previously outsourced to a third-party service provider.
Cost of Service Revenue
Cost of service revenue consists of maintenance costs related to units purchased by customers and an allocated portion of internal-use software amortization expense. Maintenance costs consist primarily of labor (including stock-based compensation), spare parts, shipping costs, field service repair costs, equipment, and supplies. Service-related costs reflected in cost of service revenue include, in part, the Company’s decision to in-source certain technical and field services support functions that were previously outsourced to a third-party service provider.
Cost of License Fee and Other Revenue
Cost of license fee and other revenue consists primarily of internal and third-party costs related to professional services, such as installation, training, and event support. License fee revenue earned under our Distribution and License Agreement with Columbia Tech has no associated cost of revenue.
Gross Profit and Gross Profit Margin
Our gross profit is calculated based on the difference between our revenues and cost of revenues. Gross profit margin is the percentage obtained by dividing gross profit by our revenue.
We expect our gross margins to fluctuate over time based on the following factors:
•Mix of sales between our pure subscription and purchase subscription models;
•Market conditions that may impact our pricing;
•Product mix changes between established products and new products;
•Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;
•Our ability to maintain our costs on the components that go into the manufacture of our products; and
•Write-offs of inventory.
We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our gross profit and gross profit margin in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments.
Research and Development
Our research and development expenses represent costs incurred to support activities that advance the development of innovative security screening technologies, new product platforms, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and bonuses, employee benefits, stock-based compensation, prototypes, design expenses, and consulting and contractor costs. We expect our research and development costs to increase for the year ending December 31, 2026 compared to the year ended December 31, 2025 as we continue to invest in product innovation.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will increase modestly for the year ending December 31, 2026 compared to the year ended December 31, 2025 as we expand our go to market efforts through both direct and channel investments.
General and Administrative
General and administrative expenses consist primarily of personnel related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance, net of any probable and reasonably estimable insurance recoveries or received insurance recoveries. During the first and second quarter of the year ended 2025, we experienced a significant increase in general and administrative expenses, primarily for legal fees and consulting expenses in connection with a previously disclosed investigation and restatement of prior period financial statements. This has declined in the second half of 2025 as certain of our legal and consulting expenses normalized. We expect our general and administrative expenses to decrease for the year ending December 31, 2026, as expenses incurred in 2025 related to a previously disclosed investigation and restatement of prior period financial statements are believed to be substantially non-recurring.
Restructuring Costs
Restructuring costs consist of termination charges arising from severance obligations, incremental non-cash expenses related to extended eligibility for the vesting of certain equity awards, and other customary employee benefit payments in connection with a reduction in force. See Note 22, Restructuring Charges for additional information.
The restructuring charges, which had previously been included in cost of service revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses, has been reclassified for prior periods to restructuring costs on the consolidated statements of operations and comprehensive loss. See “Reclassifications” below and Note 1 for additional information.
Loss On Impairment of Property and Equipment
Loss on impairment of property and equipment relates to (i) Evolv Express prototype systems that are removed from service and retired as we transition our domestic customers to our most current Evolv Express systems, (ii) damaged or destroyed leased units, and (iii) IT equipment that is removed from service.
Interest Expense
Interest expense includes interest on our long-term debt, amortization of debt issuance costs, and unused commitment fees.
Interest Income
Interest income relates primarily to interest earned on our money market funds and treasury bills.
Change in Fair Value of Contingent Earn-out Liability
In connection with the Merger and pursuant to the Merger Agreement, certain of Legacy Evolv’s initial shareholders are entitled to receive additional shares of our common stock upon us achieving certain milestones. The earn-out arrangement with the Legacy Evolv shareholders is accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive (loss) income. The earn-out shares under this arrangement expired on March 8, 2026 as the required milestones were not met.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock, referred to as Founder Shares. Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones, subject to expiration in July 2026, and 517,500 Founder Shares were contributed to Give Evolv LLC. The 1,897,500 outstanding contingently issuable common shares are accounted for either as a liability, if still held at the Company's transfer agent, or as an asset as described below, and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income, net in the consolidated statements of operations and comprehensive loss.
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company if the specified vesting conditions are not met. As of December 31, 2025, a total of 729,570 unvested shares had been transferred to individual brokerage accounts, resulting in a reduction to the contingently issuable common stock liability and recognition of the value of the shares as outstanding equity. The contractual obligation of the holders to return the transferred shares upon failure to meet vesting conditions is accounted for as a freestanding financial asset. This asset was initially recognized at fair value and is remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
Change in Fair Value of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are currently exercisable and expire in July 2026. We assessed the features of these warrants and determined that they qualify for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger as a component of other income (expense), net in the consolidated statements of operations and comprehensive (loss) income with the offset to additional paid-in capital. The liability is subsequently remeasured at each reporting with changes in fair value.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. The enacted legislation did not have a material impact on our financial position, results of operations, or effective tax rate for the year ended December 31, 2025, primarily due to our full valuation allowance position on U.S. deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from Evolv UK. We will continue to monitor and evaluate all applicable provisions of the OBBBA and any potential future impact on our consolidated financial statements.
Reclassifications
During the three months ended March 31, 2025, the Company began classifying restructuring charges, which includes termination charges arising from severance obligations, incremental non-cash expense, and other customary employee benefit payments in connection with a reduction in force, within restructuring costs on the consolidated statements of operations and comprehensive loss, whereas the restructuring costs for these services has previously been included in cost of service revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses. These reclassifications were made to align the presentation of restructuring charges with the Company's internal reporting and analysis. See Note 1, Nature of the Business and Basis of Presentation for additional information.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue:
Product revenue	$21,637	$6,464	$15,173	235%
Subscription revenue	83,839	65,046	18,793	29
Service revenue	29,375	23,467	5,908	25
License fee and other revenue	11,054	8,888	2,166	24
Total revenue	145,905	103,865	42,040	40
Cost of revenue:
Cost of product revenue	24,320	10,735	13,585	127
Cost of subscription revenue	36,684	27,846	8,838	32
Cost of service revenue	8,410	5,225	3,185	61
Cost of license fee and other revenue	1,189	597	592	99
Total cost of revenue	70,603	44,403	26,200	59
Gross profit	75,302	59,462	15,840	27
Operating expenses:
Research and development	20,619	23,446	(2,827)	(12)
Sales and marketing	45,626	60,637	(15,011)	(25)
General and administrative	54,858	56,602	(1,744)	(3)
Restructuring costs	2,662	860	1,802	210
Loss on impairment of property and equipment	—	224	(224)	(100)
Total operating expenses	123,765	141,769	(18,004)	(13)
Loss from operations	(48,463)	(82,307)	33,844	41
Other income, net:
Interest expense	(1,732)	—	(1,732)	*
Interest income	1,536	2,942	(1,406)	(48)
Other income (expense), net	99	(83)	182	219
Change in fair value of contingent earn-out liability	12,435	16,310	(3,875)	(24)
Change in fair value of contingently issuable/returnable common stock liability/asset	2,614	2,529	85	3
Change in fair value of public warrant liability	435	6,592	(6,157)	(93)
Total other income, net	15,387	28,290	(12,903)	(46)
Loss before income taxes	(33,076)	(54,017)	20,941	39%
Provision for income taxes	62	—	62	*
Net loss	$(33,138)	$(54,017)	$20,879	39%

Gross profit margin:
Product revenue	(12) %	(66) %	N/A	54%
Subscription revenue	56%	57%	N/A	(1) %
Service revenue	71%	78%	N/A	(7) %
License fee and other revenue	89%	93%	N/A	(4) %

*N/A – Not meaningful
Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 243 new end-users during the year ended December 31, 2025, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
Product revenue	$21,637	$6,464	$15,173	235%
Cost of product revenue	$24,320	$10,735	$13,585	127%
Gross loss - Product revenue	$(2,683)	$(4,271)	$1,588	37%
Gross profit margin - Product revenue	(12)%	(66)%	N/A	54%
The increases in product revenue and cost of product revenue for the year ended December 31, 2025 compared to the prior year are primarily due to an increased utilization of our purchase subscription model, in which the customers purchase Evolv Express and Evolv eXpedite systems directly from us. In 2025, we were awarded a large customer contract with a U.S.-based education customer in Georgia, which contributed approximately $3.8 million to product revenue in 2025. The increase in product gross profit margin for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to lower costs of second generation of Evolv Express systems compared to the first generation which was primarily shipping in 2024, a $0.6 million decrease in non-cancellable inventory purchase commitments, and a $0.9 million decrease in manufacturing expense during the year ended December 31, 2025, primarily related to the deployments of second generation of Evolv Express systems. These gross profit improvements were partially offset by the initial deployments of Evolv eXpedite systems, which, as a new product offering, reflect a higher initial cost to produce that we expect to gradually decline in the future and a $0.3 million in expense related to disposals of certain first generation Evolv Express systems during the year ended December 31, 2025 as compared to the same period in the prior year.
Subscription Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
Subscription revenue	$83,839	$65,046	$18,793	29%
Cost of subscription revenue	$36,684	$27,846	$8,838	32%
Gross profit - Subscription revenue	$47,155	$37,200	$9,955	27%
Gross profit margin - Subscription revenue	56%	57%	N/A	(1)%

The increases in subscription revenue, cost of subscription revenue, and gross profit are primarily due to continued growth in our customer base as of December 31, 2025 compared to the prior year, with a higher number of active Evolv Express and Evolv eXpedite systems deployed under our pure subscription model and an increase in short term rental subscription revenue during the year ended December 31, 2025. The gross profit margin remained consistent with the prior year primarily due to $3.3 million in expense related to disposals of certain first generation Evolv Express systems and an accrual of $1.2 million estimated field services costs related to the replacement of certain Express system parts during year ended December 31, 2025, offset by a $1.0 million impairment charge recorded during the year ended December 31, 2024, which related to certain of our software development projects that had previously been capitalized, and our ability to leverage our fixed costs over a higher revenue base and lower costs related to our second generation of Evolv Express systems.
Service Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
Service revenue	$29,375	$23,467	$5,908	25%
Cost of service revenue	$8,410	$5,225	$3,185	61%
Gross profit - Service revenue	$20,965	$18,242	$2,723	15%
Gross profit margin - Service revenue	71%	78%	N/A	(7)%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to the growth in the number of active revenue-generating purchase subscription units added through December 31, 2024, as well as active revenue-generating units purchased by customers in 2025, compared to the year ended December 31, 2024. The decrease in gross profit margin is primarily due to an accrual of $1.0 million estimated field services costs related to the replacement of certain Express system parts and increased amortization of capitalized software costs during year ended December 31, 2025 of $0.8 million due to the release of Evolv eXpedite and our second generation of Evolv Express systems.
License fee and other revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
License fee and other revenue	$11,054	$8,888	$2,166	24%
Cost of license fee and other revenue	$1,189	$597	$592	99%
Gross profit - License fee and other revenue	$9,865	$8,291	$1,574	19%
Gross profit margin - License fee and other revenue	89%	93%	N/A	(4)%
The increase in license fee and other revenue and gross profit was primarily driven by $8.1 million of license fees earned during the year ended December 31, 2025 compared to $7.2 million earned during the year ended December 31, 2024 under the Distribution and License Agreement, as well as a $0.6 million increase in installation and training service fees and $0.5 million revenue from the sale of demonstration systems. Although the unit sales through our distributor licensing model declined, the license fee and other revenue increased due to an increase in per-unit license fees for our second generation of Evolv Express systems. The decrease in gross profit margin is primarily due to an increase in personnel and overhead costs of $0.6 million during the year ended December 31, 2025.
Research and Development Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$15,796	$16,352	$(556)	(3)%
Materials and prototypes	611	2,050	(1,439)	(70)%
Professional fees	2,704	3,296	(592)	(18)%
Other	1,508	1,748	(240)	(14)%
	$20,619	$23,446	$(2,827)	(12)%
The decrease in personnel related expenses is primarily due to a $0.8 million decrease in payroll costs, which resulted primarily from the January 2025 reduction in force partially offset by an increase in short term incentive compensation, and a $0.2 million increase in stock-based compensation. The decrease in materials and prototypes expense is primarily due to a decrease of $0.9 million in design and engineering costs and $0.4 million write-off on unused prototype components recognized in the prior year, both of which relate primarily to the development of the next generation of our Evolv Express system and new product offerings. The decrease in professional fees primarily relates to a decrease in consulting costs incurred for product development and engineering of $0.6 million. Other expense decreased primarily due to reduction in supplies costs.
Sales and Marketing Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$35,361	$44,439	$(9,078)	(20)%
Advertising and direct marketing	2,187	3,573	(1,386)	(39)%
Travel and entertainment	2,646	4,777	(2,131)	(45)%
Professional fees	2,226	3,576	(1,350)	(38)%
Other	3,206	4,272	(1,066)	(25)%
	$45,626	$60,637	$(15,011)	(25)%
The decrease in personnel related expenses is primarily due to a $3.5 million decrease in payroll costs, which resulted primarily from reductions in force in May 2024 and January 2025 partially offset by an increase in commission expense and short term incentive compensation, and a $5.4 million decrease in stock-based compensation, which also resulted primarily from the reductions in force. Stock-based compensation expense included in sales and marketing expenses was $5.6 million for the year ended December 31, 2025 compared to $10.9 million for the year ended December 31, 2024. The decrease in advertising and direct marketing expense is primarily due to a decrease in expenses related to trade shows and events of $1.1 million. The decrease in travel and entertainment expense is due to a decrease in travel costs for in-person sales meetings of $2.1 million as a result of our reductions in force. Professional fees decreased due to a decrease in marketing consulting costs of $1.4 million. Other expense decreased primarily due to a reduction in shipping costs related to demonstration units of $0.5 million and supplies costs of $0.4 million.
General and Administrative Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Personnel related (including stock-based compensation)	$25,408	$23,749	$1,659	7%
Professional fees	9,879	8,266	1,613	20%
Insurance costs	2,985	3,145	(160)	(5)%
Non-recurring professional fees and other expenses	16,586	21,442	(4,856)	(23)%
	$54,858	$56,602	$(1,744)	(3)%

The increase in personnel related expenses is due to a $0.9 million increase in payroll costs, which resulted primarily from an increase in short term incentive compensation partially offset by a decrease in severance expense, and a $0.7 million increase in stock-based compensation, mainly driven by the impact of forfeited stock-based awards during the year ended December 31, 2024 following the termination of certain executives. Professional fees increased primarily due to an increase in outsourced accounting consultancy of $2.0 million, partially offset by a decrease in audit and tax fees of $0.5 million. Non-recurring professional fees and other expenses decreased primarily due to insurance recoveries of $10.1 million and a decrease in information technology and software subscription costs of $0.4 million, partially offset by a $4.1 million increase in consulting and legal fees and audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements, $1.0 million of estimated net losses related to class action lawsuits, and an increase in rent of $0.9 million for additional leased space.
Loss On Impairment of Property and Equipment
Loss on impairment of property and equipment of $0.2 million for the year ended December 31, 2024 primarily related to the removal of certain Evolv Express systems and IT equipment from service, resulting in impairment of the remaining economic value of such systems. No loss on impairment of property and equipment was recognized for the year ended December 31, 2025.
Restructuring Costs
Restructuring costs of $2.7 million for the year ended December 31, 2025 resulted from the reduction in force in January 2025. Stock-based compensation expense included in restructuring costs was $0.5 million for the year ended December 31, 2025. Restructuring costs of $0.9 million for the year ended December 31, 2024 resulted from the reduction in force in May 2024.
Interest Expense
Interest expense of $1.7 million for the year ended December 31, 2025 related to interest on long-term debt, amortization of debt issuance costs, and unused commitment fees. No interest expense was recognized for the year ended December 31, 2024, as there was no debt outstanding during the period.
Interest Income
Interest income of $1.5 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively, related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned decreased primarily due to lower average balances in interest-bearing accounts during the year ended December 31, 2025 compared to during the year ended December 31, 2024.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in gains of $12.4 million and $16.3 million for the years ended December 31, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Change in the fair value of the contingently issuable/returnable common stock liability/asset resulted in gains of $2.6 million and $2.5 million gain for the years ended December 31, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in gains of $0.4 million and $6.6 million for the years ended December 31, 2025 and 2024, respectively, resulting from quarterly mark-to-market adjustments.
Income Taxes

Our effective tax rate (“ETR”) on income before taxes for each of the years ended December 31, 2025 and December 31, 2024 was 0%. For the years ended December 31, 2025 and 2024, the ETR was primarily impacted by the full valuation allowance maintained on the Company’s net deferred tax assets and non-deductible fair value adjustments. We have provided a valuation allowance for all of our net deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess all positive and negative evidence, including our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecasted results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in any given tax jurisdiction, a reversal of all or some related portion of our existing valuation allowances may occur.
Liquidity and Capital Resources
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. We expect these needs to continue as we develop and grow our business. As of December 31, 2025, we had $69.0 million in cash, cash equivalents, and marketable securities, with outstanding debt of $30.0 million and available additional debt of up to $45.0 million, as detailed below. We incurred a net loss of $33.1 million and $54.0 million for the years ended December 31, 2025 and 2024, respectively. Operating activities resulted in cash inflow of $18.7 million and cash outflow of $30.9 million during the years ended December 31, 2025 and 2024, respectively. We expect to continue to generate losses for the foreseeable future.
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
As described below, on July 29, 2025 (the "Closing Date"), Evolv Technologies, Inc. entered into the $75.0 million MidCap Credit Agreement, the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided for an initial $30.0 million term loan facility, a $30.0 million delayed draw facility (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit. On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs. As of December 31, 2025, $30.0 million under the initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available.
We expect our cash, cash equivalents, and marketable securities of $69.0 million as of December 31, 2025, together with cash we expect to generate from future operations and our borrowing availability under our Senior Secured Credit Facilities, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth.
Under the MidCap Credit Agreement, we are also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that begins at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) covenant that takes effect on June 30, 2027. As of December 31, 2025, we are in full compliance with all applicable covenant requirements and expect to remain in compliance for a period of at least twelve months from March 10, 2026.

Financing Arrangements
On July 29, 2025, the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provides for an initial $30.0 million term loan facility (the “Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the "Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”).
The Senior Secured Credit Facilities are guaranteed by the Company, and in the future, may be guaranteed by certain material subsidiaries. The Senior Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company. The borrowings under the Senior Secured Credit Facilities bear interest at a fluctuating rate per annum equal to the Term Secured Overnight Financing Rate (“Term SOFR”) and an applicable margin calculated depending on EBITDA. At closing, the applicable margin on Term SOFR loans was 5.25%. If the event described under the MidCap Credit Agreement related to Term SOFR occurs, a base rate is determined by reference to the higher of (1) the prime rate of Wells Fargo and (2) 2.00%. Monthly interest payments are due in arrears on the first day of each month. Principal repayments for the Initial Term Loan begin in August 2029, following a 48-month interest-only period, and will be repaid in equal monthly installments over the final 12 months of the loan term. The Revolving Credit Facility provides for an unused commitment fee of 0.25% on the undrawn portion of the facility.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary affirmative and negative covenants, including a minimum annual recurring revenue covenant, a minimum EBITDA covenant that takes effect on June 30, 2027, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to customary reporting requirements of periodic financial results. As of December 31, 2025, we were in full compliance with all covenant requirements. See Note 12, Long-term Debt for additional information related to the Senior Secured Credit Facilities.
Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of December 31, 2025. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and the proceeds from our Senior Secured Credit Facilities. Cash, cash equivalents, and marketable securities amounted to $69.0 million as of December 31, 2025.
We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, in August 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. Total future minimum lease payments under this noncancelable operating lease amount to $17.4 million as of December 31, 2025.
We generally contract with Columbia Tech, one of our contract manufacturers, on a cancellable purchase-order basis to provide manufacturing services for our equipment sold or leased to customers. While these contracts are cancellable by us upon prior notice, payments due upon cancellation may consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. Additionally, the recently executed agreement with the Company's new contract manufacturer, Plexus, includes provisions for which order volumes that fall short of our forecasts may result in purchase commitments. These payments are not determinable but could result in a material purchase commitment if we were to cancel our open purchase orders.
On March 25, 2024 and November 1, 2024, putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts. As of December 31, 2025, the Company has recognized a settlement accrual of $15.0 million and an estimated insurance recovery of $14.0 million. See Note 19, Commitments and Contingencies for additional information.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$18,669	$(30,853)
Net cash used in investing activities	(41,826)	(1,399)
Net cash provided by financing activities	35,401	1,809
Effect of exchange rate changes on cash and cash equivalents	(109)	21
Net increase (decrease) in cash and cash equivalents	$12,135	$(30,422)
Operating Activities

	Year Ended December 31,
	2025	2024
Net loss	$(33,138)	$(54,017)
Adjustments to reconcile net loss to net cash provided by operating activities	38,542	22,504
Changes in operating assets and liabilities	13,265	660
Net cash provided by (used in) operating activities	$18,669	$(30,853)
Net loss decreased from $54.0 million for the year ended December 31, 2024 to $33.1 million for the year ended December 31, 2025, as discussed in "Results of Operations" above.
Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2025 include $21.1 million of stock-based compensation expense, $24.3 million of depreciation and amortization, and $3.8 million of loss on disposal of property and equipment, offset by $15.5 million of an aggregate change in fair value of the contingent earn-out liability, contingently issuable/returnable common stock liability/asset, and public warrant liability. For the year ended December 31, 2024, such adjustments included $24.8 million of stock-based compensation expense and $17.4 million of depreciation and amortization, offset by $25.4 million of an aggregate change in fair value of the earn-out liability, contingently issuable/returnable common stock liability/asset, and public warrant liability.
Changes in operating assets and liabilities for the year ended December 31, 2025 are primarily related to the following:

•$18.9 million increase in accrued expenses and other current liabilities primarily due to a legal settlement offer accrual and an increase in bonus accrual, partially offset by a decrease in accrued vendor payables;
•$9.1 million decrease in inventory primarily due to an increased focus on efficient inventory management, partially offset by a decrease in products expected to be leased to customers;
•$6.9 million increase in deferred revenue due to a higher volume of sales, including upgrades by existing customers to the second generation of Evolv Express; and
•$3.8 million increase in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid from December 31, 2024 to December 31, 2025) due primarily to the timing of vendor payments; partially offset by
•$22.6 million increase in prepaid expenses and other current assets primarily due to estimated outstanding insurance recoveries and an increase in advance payments to vendors; and
•$2.3 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers.
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
•$1.4 million increase in commission assets due to a higher volume of sales; partially offset by
•$12.8 million increase in deferred revenue to a higher volume of sales; and
•$4.5 million increase in accrued expenses and other current liabilities due to the timing of certain payments.
Investing Activities
For the year ended December 31, 2025, cash used in investing activities was $41.8 million, consisting of $31.4 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers and $5.6 million for the development of internal-use software and software embedded in products to be sold or leased, offset by a $4.8 million of net cash used in purchases and redemptions of marketable securities.
For the year ended December 31, 2024, cash provided by investing activities was $1.4 million, consisting of $31.2 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers and $6.1 million for the development of internal-use software and software embedded in products to be sold or leased, offset by a net $35.9 million inflow related to purchases and redemptions of marketable securities.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $35.4 million, consisting of $26.3 million in net proceeds from debt issuance under the drawn Initial Term Loan and $9.1 million of proceeds from the exercise of stock options.
For the year ended December 31, 2024, cash provided by financing activities was $1.8 million, consisting of proceeds from the exercise of stock options.
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
Product Revenue

We derive a portion of our revenue from the sale of our Evolv Express and Evolv eXpedite equipment and related add-on accessories to customers. Customers are billed and pay for the product at the time of sale which is generally at the beginning of the associated subscription term (see “Service Revenue” below). Revenue is recognized pursuant to the guidelines detailed under "Standalone Selling Price" below when control of the product has transferred to the customer, which follows the terms of each contract.
Subscription Revenue
Subscription revenue is comprised of revenue derived from leasing Evolv Express and Evolv eXpedite systems to our customers. Lease terms are typically four years and customers generally pay an annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases and recognized ratably over the duration of the lease. There are no contingent lease payments as a part of these arrangements.
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
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to products sold to a customer. Customers generally pay an annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years.
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
Revenue from Reseller Partners
A majority of our revenue is generated by sales in conjunction with our reseller partners. When we transact with a reseller partner, our contractual arrangement is with the reseller partner and not with the end-use customer. Whether we transact with a reseller partner and receive the order from a reseller partner or directly from an end-use customer, our revenue recognition policy and resulting pattern of revenue recognition is the same.
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
Stock-Based Compensation
We measure stock-based option awards granted to employees, consultants and directors based on their fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized, net of forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

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
The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. As a result of being a private company prior to the Merger, we lacked sufficient company-specific historical and implied volatility information to solely utilize its own data for purposes of establishing the volatility assumption for use in the Black-Scholes model. Therefore, we estimated our expected share volatility based on a mix of company-specific historical volatility and historical volatility of a publicly traded set of peer companies. Once we had sufficient company-specific historical and implied volatility information, we estimated our expected share volatility based on the average of company-specific historical and implied volatility.
Additionally, beginning in 2025, we began granting Market-based Stock Units (“MSUs”) to certain of our employees. These MSUs are subject to certain vesting conditions based on the appreciation of our stock price as well as continued service over a specified term. The estimated fair value of MSUs granted by the Company is determined using a Monte Carlo simulation that simulates the future path of our stock price throughout the performance period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including expected stock price volatility, risk-free rate of return, and remaining term.
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
Capitalized Software
Software development costs consist of certain consulting costs and compensation expenses for employees who devote time to the development of our internal-use software and software embedded in products to be sold or leased, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We amortize these development costs over the estimated useful life of four years. We determined that a four-year life is appropriate for our capitalized software based on our best estimate of the useful life of the software after considering factors such as continuous developments in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EVOLV TECHNOLOGIES HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Evolv Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolv Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Products, Subscription, Service, and License Fees Revenues

As described in Notes 2 and 5 to the consolidated financial statements, the Company derives its revenue primarily from (1) subscription arrangements generally accounted for as operating leases, including security-as-a-service (SaaS) and maintenance, (2) the sale of products, (3) SaaS and maintenance related to products sold to customers, and (4) license fees. Management recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s contracts may include multiple performance obligations when customers purchase a combination of products and services. For multiple performance obligation arrangements, management allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis. Revenue related to products, subscription, service, and license fees for the year ended December 31, 2025 totaled $142.9 million.

The principal considerations for our determination that performing procedures relating to revenue recognition for products, subscription, service, and license fees revenues is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to revenue recognition. As disclosed by management, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified; (ii) obtaining an understanding of management’s process for identifying and evaluating terms and conditions in contracts, including evaluating management’s determination of the impact of those terms and conditions on revenue recognition; (iii) for a sample of revenue transactions, (a) confirming terms and conditions of sales arrangements directly with customers, including performing alternative procedures when responses were not received, (b) testing the completeness and accuracy of management’s identification and evaluation of terms and conditions by inspecting contracts, (c) testing revenue recognized by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of delivery, and subsequent cash receipts, (d) testing the timing of recognition of revenue transactions, and (e) testing the determination of the standalone selling price for contracts that include multiple performance obligations and testing the completeness and accuracy of the underlying data used by management in determining the standalone selling price allocated to each performance obligation.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 10, 2026
We have served as the Company’s auditor since 2015.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$49,150	$37,015
Marketable securities	19,885	14,927
Accounts receivable, net of allowance for expected credit losses of $600 and $734 as of December 31, 2025 and December 31, 2024, respectively	30,841	28,392
Inventory	9,317	16,963
Current portion of contract assets	878	799
Current portion of commission asset	6,062	5,429
Prepaid expenses and other current assets	35,169	17,921
Total current assets	151,302	121,446
Contract assets, noncurrent	15	657
Commission asset, noncurrent	7,867	7,567
Property and equipment, net	127,522	123,661
Operating lease right-of-use assets	12,303	13,993
Other assets	5,400	735
Total assets	$304,409	$268,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,770	$10,492
Accrued expenses and other current liabilities	35,293	19,508
Current portion of deferred revenue	74,924	64,506
Current portion of operating lease liabilities	2,989	2,203
Total current liabilities	122,976	96,709
Deferred revenue, noncurrent	16,716	20,266
Long-term debt	28,596	—
Operating lease liabilities, noncurrent	10,654	12,326
Contingent earn-out liability, noncurrent	374	12,809
Contingently issuable common stock liability, noncurrent	1,809	4,001
Public warrant liability, noncurrent	3,862	4,297
Total liabilities	184,987	150,408
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at December 31, 2025 and December 31, 2024, 175,399,488 and 159,602,069 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	18	16
Additional paid-in capital	507,347	472,331
Accumulated other comprehensive loss	(141)	(32)
Accumulated deficit	(387,802)	(354,664)
Stockholders’ equity	119,422	117,651
Total liabilities and stockholders’ equity	$304,409	$268,059
*There was no related party receivable as of December 31, 2025 and December 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Revenue:
Product revenue	$21,637	$6,464
Subscription revenue	83,839	65,046
Service revenue	29,375	23,467
License fee and other revenue	11,054	8,888
Total revenue*	145,905	103,865
Cost of revenue:
Cost of product revenue	24,320	10,735
Cost of subscription revenue	36,684	27,846
Cost of service revenue	8,410	5,225
Cost of license fee and other revenue	1,189	597
Total cost of revenue	70,603	44,403
Gross profit	75,302	59,462
Operating expenses:
Research and development	20,619	23,446
Sales and marketing	45,626	60,637
General and administrative	54,858	56,602
Restructuring costs	2,662	860
Loss on impairment of property and equipment	—	224
Total operating expenses	123,765	141,769
Loss from operations	(48,463)	(82,307)
Other income, net:
Interest expense	(1,732)	—
Interest income	1,536	2,942
Other income (expense), net	99	(83)
Change in fair value of contingent earn-out liability	12,435	16,310
Change in fair value of contingently issuable/returnable common stock liability/asset	2,614	2,529
Change in fair value of public warrant liability	435	6,592
Total other income, net	15,387	28,290
Loss before income taxes	(33,076)	(54,017)
Provision for income taxes	62	—
Net loss	$(33,138)	$(54,017)

Weighted average common shares outstanding – basic and diluted	168,419,211	156,573,886
Net loss per share - basic and diluted	$(0.20)	$(0.34)

Net loss	$(33,138)	$(54,017)
Other comprehensive (loss) income
Cumulative translation adjustment	(109)	21
Total other comprehensive (loss) income	(109)	21
Total comprehensive loss	$(33,247)	$(53,996)
*Includes related party revenue of $6.1 million for the year ended December 31, 2024. There was no related party revenue for the year ended December 31, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	151,310,080	$15	$444,825	$(53)	$(300,647)	$144,140
Issuance of common stock upon exercise of stock options	2,557,792	1	1,809	—	—	1,810
Issuance of common stock upon vesting of restricted stock units	5,734,197	—	—	—	—	—
Stock-based compensation cost	—	—	25,697	—	—	25,697
Cumulative translation adjustment	—	—	—	21	—	21
Net loss	—	—	—	—	(54,017)	(54,017)
Balances at December 31, 2024	159,602,069	16	472,331	(32)	(354,664)	117,651
Issuance of common stock upon exercise of stock options	9,357,144	2	9,083	—	—	9,085
Issuance of common stock upon vesting of restricted stock units	5,593,282	—	—	—	—	—
Issuance of common stock upon exercise of warrants	117,423	—	49	—	—	49
Issuance of common stock upon transfer of contingently issuable common stock	729,570	—	3,671	—	—	3,671
Stock-based compensation cost	—	—	22,213	—	—	22,213
Cumulative translation adjustment	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	(33,138)	(33,138)
Balances at December 31, 2025	175,399,488	$18	$507,347	$(141)	$(387,802)	$119,422
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,138)	$(54,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,340	17,375
Write-off of inventory and change in inventory reserve	2,891	2,578
Loss on impairment of property and equipment	—	224
Loss on impairment of intangible asset	—	983
Loss on disposal of property and equipment	3,787	—
Stock-based compensation	21,096	24,756
Non-cash interest expense	482	—
(Accretion) amortization of (discount) premium on marketable securities, net of change in accrued interest	(126)	447
Non-cash lease expense	1,690	1,420
Change in allowance for expected credit losses	(134)	152
Change in fair value of earn-out liability	(12,435)	(16,310)
Change in fair value of contingently issuable/returnable common stock liability/asset	(2,614)	(2,529)
Change in fair value of public warrant liability	(435)	(6,592)
Changes in operating assets and liabilities
Accounts receivable	(2,315)	(6,997)
Inventory	9,118	(7,852)
Commission assets	(933)	(1,360)
Contract assets	563	905
Other assets	750	467
Prepaid expenses and other current assets	(22,577)	(964)
Accounts payable	3,775	192
Deferred revenue	6,868	12,815
Accrued expenses and other current liabilities	18,902	4,534
Operating lease liability	(886)	(1,080)
Net cash provided by (used in) operating activities	18,669	(30,853)
Cash flows from investing activities:
Development of internal-use software	(5,627)	(6,125)
Purchases of property and equipment	(31,367)	(31,189)
Purchases of marketable securities	(39,388)	(29,367)
Proceeds from maturities of marketable securities	34,556	65,282
Net cash used in investing activities	(41,826)	(1,399)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,085	1,809
Proceeds from long-term debt	26,316	—
Net cash provided by financing activities	35,401	1,809
Effect of exchange rate changes on cash and cash equivalents	(109)	21
Net increase (decrease) in cash and cash equivalents	12,135	(30,422)
Cash and cash equivalents
Cash, cash equivalents, and restricted cash at beginning of period	37,015	67,437
Cash and cash equivalents at end of period	$49,150	$37,015
Supplemental disclosure of cash flow information
Cash paid for interest	$1,249	$—
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$4,519	$1,345
Capital expenditures incurred but not yet paid	3,733	5,493
Capitalization of stock compensation	1,117	941
Operating lease liabilities arising from obtaining right-of-use assets	—	14,218
Conversion of contingently issuable common stock	3,672	—
The accompanying notes are an integral part of these consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation
Evolv Technologies Holdings, Inc. (the “Company”), a Delaware corporation, is a leading security technology company pioneering Artificial Intelligence (“AI”)-powered screening solutions designed to help create safer environments while maintaining efficient visitor flow and a positive visitor experience. The Company serves customers across a range of end markets, including education, healthcare, sports, live entertainment, tourist attractions, houses of worship, and industrial workplaces.
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
Liquidity and capital resources
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of December 31, 2025, the Company had $69.0 million in cash, cash equivalents, and marketable securities, with outstanding debt of $30.0 million and available additional debt of up to $45.0 million, as detailed below. The Company incurred a net loss of $33.1 million and $54.0 million for the years ended December 31, 2025 and 2024, respectively. Operating activities resulted in cash inflow of $18.7 million and cash outflow of $30.9 million during the years ended December 31, 2025 and 2024, respectively. The Company expects to continue to generate losses for the foreseeable future.
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
On July 29, 2025 (the “Closing Date”), the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided an initial $30.0 million term loan facility (the “Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the “Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”). On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs paid at

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
closing. As of December 31, 2025, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available. See Note 12, Long-term Debt for additional information.
The Company expects its cash, cash equivalents, and marketable securities of $69.0 million as of December 31, 2025, together with cash it expects to generate from future operations and borrowing availability under the Senior Secured Credit Facilities, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company expects to continue to strategically and carefully invest in various areas of the business to support that growth.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that begins at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum EBITDA covenant that takes effect on June 30, 2027. As of December 31, 2025, the Company is in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from March 10, 2026.
Risks and uncertainties
There is significant uncertainty in the current geopolitical and macroeconomic environment due to various factors, including but not limited to inflationary pressures globally, conflicts in Europe and the Middle East, and foreign currency volatility and their impacts on the Company’s business. If economic conditions were to worsen, the Company’s results of operations, financial condition, and cash flows from operations may be materially and adversely impacted.
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
Reclassifications
During the three months ended March 31, 2025, the Company began classifying restructuring charges, which includes termination charges arising from severance obligations, incremental non-cash expense, and other customary employee benefit payments in connection with a reduction in force, within restructuring costs on the consolidated statements of operations and comprehensive loss, whereas the restructuring costs for these services had previously been included in cost of service revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses. These reclassifications were made to align the presentation of restructuring charges with the Company's internal reporting and analysis. The reclassifications increased gross profit by $0.2 million for the year ended December 31, 2024 and did not impact total loss from operations or total net loss for any period. Prior year amounts included in this Annual Report on Form 10-K have been reclassified to conform to the current presentation.
For the year ended December 31, 2024, the reclassifications resulted in an increase in restructuring costs of $0.9 million, and a corresponding decrease in cost of service revenue, sales and marketing expenses, and general and administrative expenses of $0.2 million, $0.7 million, and less than $0.1 million, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Risk of Concentrations of Credit, Significant Customers and Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable, net. We maintain substantially all of our cash and cash equivalents with U.S. and multi-national financial institutions, and our deposits are generally in excess of federally insured limits. The Company maintains its cash, cash equivalents, and marketable securities with financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net balance at each respective balance sheet date. The following table presents a customer that represents 10% or more of the Company’s total revenue for the years ended December 31, 2025 and 2024. The customer shown is a reseller partner of the Company.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Customer B	15.3%	12.6%
	15.3%	12.6%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents customers that represent 10% or more of the Company’s accounts receivable, net.

	December 31,
	2025	2024
Columbia Tech	*	11.0%
Customer A	*	11.3%
Customer B	15.1%	*
	15.1%	22.3%

* Less than 10%
The Company depends on its primary third-party contract manufacturer for the production of its security screening systems. While there are several potential contract manufacturers for most of these products, all systems are currently manufactured, assembled, tested, and packaged by Columbia Tech. On November 5, 2025, the Company entered into a non-exclusive contract manufacturing agreement with Plexus Corp. In most cases, the Company relies on these manufacturers to procure components and, in some cases, provide manufacturing engineering work. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition, and cash flows and damage its customer relationships.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.
Marketable Securities
Marketable securities are reported at fair value and, at December 31, 2025, are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company’s assessment indicates that a credit loss exists, the credit loss is measured based on the Company’s best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s cash equivalents, marketable securities, contingent earn-out liability, contingently issuable/returnable common stock liability/asset, and public warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other accrued expenses approximate fair values due to their short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a Level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate.
Assets that are measured at fair value on a non-recurring basis primarily relate to inventories and property and equipment. We do not periodically adjust carrying value to fair value for inventories and property and equipment. Rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred.
Contingent Earn-out
In connection with the Merger and pursuant to the Merger Agreement, certain of the Legacy Evolv’s shareholders and Legacy Evolv Service Providers were entitled to receive additional shares of the Company’s common stock (the “Earn-Out Shares”) upon the Company achieving certain milestones. On March 8, 2026, the earn‑out period expired and no triggering events were achieved. Accordingly, all Earn‑Out Shares expired and were not issued. As of December 31, 2025, the Company recorded a liability for the contingent earn‑out arrangement in accordance with ASC 815, with changes in fair value recognized in other income (expense).

The milestones for the Earn-Out Shares were as follows:
•Triggering Event I – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, by March 8, 2026, the price of the Company’s common stock was greater than $12.50 per share for any 20 trading days within any 30 trading day period.
•Triggering Event II – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, by March 8, 2026, the price of the Company’s common stock was greater than $15.00 per share for any 20 trading days within any 30 trading day period.
•Triggering Event III – a one-time issuance of a number of Earn-Out Shares equal to 5,000,000 shall occur if, by March 8, 2026, the price of the Company’s common stock was greater than $17.50 per share for any 20 trading days within any 30 trading day period.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In accordance with ASC 815 – Derivatives and Hedging, the contingently issuable common stock is accounted for either as a liability, if still held at the Company's transfer agent, or as an asset as described below, and subsequently remeasured at each reporting date with changes in fair value recorded as change in fair value of contingently issuable/returnable common stock liability/asset in other income (expense), net in the consolidated statements of operations and comprehensive loss. When the Vesting Provisions have been achieved and the contingently issuable common shares are issued, the Company will reclassify the corresponding amount from a liability to additional paid-in-capital and common stock at par value of $0.0001 per share.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company if the specified vesting conditions are not met. As of December 31, 2025, a total of 729,570 unvested shares had been transferred to individual brokerage accounts, resulting in a reduction to the contingently issuable common stock liability and recognition of the value of the shares as outstanding equity. The contractual obligation of the holders to return the transferred shares upon failure to meet vesting conditions is accounted for as a freestanding financial asset. This asset was initially recognized at fair value and is remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
The estimated fair value of the contingently issuable common shares and the contingently returnable common stock asset was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including expected stock price volatility, risk-free rate of return, likelihood of change in control, and remaining term.
The contingently issuable common shares and the contingently returnable common stock asset are categorized as a Level 3 fair value measurement (see Note 4) because the Company estimates projections during the earn-out period utilizing unobservable inputs, including various potential pay-out scenarios. Contingently issuable shares and the contingently returnable common stock asset involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the weighted average method. The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, records charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as product cost of revenues in the consolidated statement of operations and comprehensive loss. Any write-down of inventory to net realizable value creates a new cost basis. The Company recorded $2.9 million and $2.6 million in inventory write-offs and change in inventory reserves during the years ended December 31, 2025 and 2024, respectively. Inventory reserves and write-offs primarily related to Evolv Edge systems and prior generation Evolv Express systems and related components, as well as other inventory that was determined to be obsolete or unsellable.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Computers and telecommunications equipment	3 years
Lab equipment	5 years
Software	4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of 7 years or remaining lease term
Leased equipment	7 years
Internal-use software	4 years
Sales demo equipment	7 years
Vehicles	5 years
Estimated useful lives are periodically assessed to determine if changes are appropriate. Leasehold improvements are depreciated using the straight-line method over the lesser of the lease term or its estimated economic useful life. Lease terms are used based upon the initial lease agreement and do not consider potential renewals or extensions until such time that the renewals or extensions are contracted. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statements of operations and comprehensive loss in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. The Company recorded $3.8 million of loss on disposal of property and equipment during the year ended December 31, 2025. There was no loss on disposal of property and equipment during the year ended December 31, 2024.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s leases for leased equipment generally are 48 months. The Company’s subscription contracts are generally classified as operating leases because title does not transfer and they do not meet any of the other criteria to be recognized as a sales type lease per Accounting Standards Codification 842 – Leases (“ASC 842”).
The Company evaluates property and equipment for obsolescence and impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations and comprehensive loss when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company recorded impairment losses of $0.2 million during the year ended December 31, 2024, which related primarily to Evolv Express systems and IT equipment that were taken out of service and retired. There was no impairment loss during the year ended December 31, 2025.
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
For undrawn delayed draw and revolving line of credit facilities, commitment fees and related costs are costs incurred in exchange for access to capital. These fees are paid regardless of whether the funds are drawn down. Such costs associated with delayed draw facility are capitalized as prepaid expenses and other current assets and other assets in our consolidated balance sheets, and such costs associated with revolving line of credit are capitalized as other assets in our consolidated balance sheets. The capitalized costs are amortized as interest expense on a straight-line basis over the access period. If drawdown of the delayed draw facility becomes probable, the remaining unamortized costs are reclassified as contra-debt and amortized using the effective interest method. If it becomes probable that the delayed draw facility will not be drawn during the access period, the remaining unamortized cost will be recognized as expense in the period that determination was made.
Segment Information
The Company determined that it has one operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its President and Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells security screening products and specific services, and accordingly has one reportable segment for financial reporting purposes. Refer to Note 21, Segment Information, for more detail.
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
Distribution and License Agreement
In March 2023, the Company entered into a distributor licensing agreement (the "Distribution and License Agreement") with Columbia Electrical Contractors, Inc. ("Columbia Tech"). Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, serves as the Company's primary contract manufacturer. Under this arrangement, the Company has granted a license of its intellectual property to Columbia Tech, which contracts directly with certain of the Company's resellers to fulfill sales demand where the end-user customer prefers to purchase the hardware equipment as opposed to lease the equipment. Columbia Tech pays the Company a hardware license fee for each system it manufactures and sells under the agreement. In these instances, the Company still contracts directly with the reseller to provide a multi-year SaaS and maintenance subscription to the end-users. The Distribution and License Agreement expired on December 31, 2025, and the Company no longer offers the distributor license model.
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
Product Revenue
The Company derives revenue from the sale of its Evolv Express and Evolv eXpedite equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. Products are predominantly sold with distinct services, which are described in the services section below.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subscription Revenue - Leases as Lessor
Subscription revenue consists of revenue derived from leasing Evolv Express and Evolv eXpedite systems to customers. Lease terms are typically four years, generally do not include unilateral options by either the Company or our customer to extend, terminate or to purchase the underlying asset, and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. There are no variable lease payments as a part of these arrangements.
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
The Company considers the economic life of most of Evolv Express and Evolv eXpedite systems to be seven years. The Company believes seven years is representative of the period during which the equipment is expected to be economically usable by one or more users, with normal service, for the purpose for which it is intended. The unguaranteed residual value is estimated to be the value at the end of the lease term based on the anticipated fair market value of the units. The Company mitigates residual value risk of our leased equipment by performing regular management and maintenance, as necessary.
Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the equipment over the lease term. The non-lease components relate to (1) distinct services, such as SaaS and maintenance, (2) any add-on accessories, and (3) professional services, including installation, training, and event. Professional services are included in license fees and other revenue, as described below, and add-on accessories are included in product revenue. Because the equipment, SaaS, and maintenance components of a subscription arrangement are recognized as revenue over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as a as a service arrangement under ASC 606. The equipment lease and SaaS/maintenance performance obligations are classified as a single category of subscription revenue in the consolidated statements of operations and comprehensive loss. The professional services represent distinct services provided to customers. These activities are considered separate performance obligations to the customer and therefore are considered non-lease components. As professional services are generally performed prior to lease commencement, the timing and pattern of transfer for these services differ from that of the lease component and are not eligible to be combined.
We exclude from variable payments all lessor costs that are explicitly required to be paid directly by a lessee on behalf of the lessor to a third party when those payments represent lessor costs that do not transfer a good or service to the lessee (e.g., property taxes and insurance).
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to Evolv Express and Evolv eXpedite systems sold to customers, either directly by us through our purchase subscription model or by our distributor through our distributor license model. We no longer offer the distributor license model for new unit sales. Customers generally pay an annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically 4 years.
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from our third-party manufacturer to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2025, we discontinued quoting under the Distribution and License Agreement, which expired on December 31, 2025. While any outstanding quotes under the expired agreement will be honored, all new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward.
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
Transaction Price
The transaction price is the amount of consideration that the Company expects to be entitled for providing goods and services under a contract, which includes fixed amounts, and on rare occasions, variable consideration. The Company may also provide discounts to customers which reduce the transaction price. On infrequent occasions, the Company may offer customers the option to purchase additional goods and services at a fixed price. In these circumstances, the Company assesses whether these offers constitute a material right, and if so, the Company would account for the material right as a separate performance obligation. The Company does not normally provide for rights of returns to customers on product sales and, therefore, does not record a provision for returns. Amounts paid or payable to customers, including those related to sponsorship arrangements, are recognized as a reduction of the transaction price, and therefore, of revenue unless the payment is in exchange for a distinct good or service, which has typically not been the case to date.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Payment terms
Payment terms for customer orders are typically 30 days after the shipment of the product. Generally, the Company’s contracts do not contain a significant financing component.
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
In January 2021, the Company granted warrants (the "Finback Common Stock Warrants") exercisable for 2,552,913 shares of common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC ("Finback"), a consulting group affiliated with one of the Company's shareholders. The Finback Common Stock Warrants vested upon meeting certain sales criteria as defined in a business development agreement (the "Finback BDA") which has a term of three years and an expiration date of January 2031. As of December 31, 2025, all 1,221,296 of the Finback Common Stock Warrants were exercised. Consequently, there were no remaining Finback Common Stock Warrants that were exercisable or unvested, given the expiration of the 1-year tail period on January 1, 2024. The Finback Common Stock Warrants were

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounted for under ASC 718 Compensation - Stock Compensation as the warrants vested upon certain performance conditions being met.
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
Pursuant to the Merger Agreement, the Company was to issue 15,000,000 earn-out shares of the Company’s common stock to Legacy Evolv shareholders and Legacy Evolv Service Providers including employees, officers, directors, and non-employees based on the achievement of certain target share price contingencies to be achieved by March 8, 2026 and subject to continued employment. The Company classifies the share-based compensation arrangement with Legacy Evolv Service Providers as equity on its balance sheet and corresponding stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or by the nature of the services provided by consultants are classified. As of December 31, 2025, of the total 15,000,000 earn-out shares of the Company’s common stock, 1,137,846 earn-out shares could be earned by the Legacy Evolv Service Providers and were subject to the stock-based compensation guidance. As a condition for earn-out shares being issued to Earn-Out Service Providers, the service provider must be providing services to the Company on the date of the issuance of the shares. If the relationship with the service provider were to be terminated prior to the issuance of the Earn-Out Shares, the shares would be redistributed to the remaining participants in the Earn-Out Shares. As of March 8, 2026, none of the targets required for issuance had been met, and thus no earn-out shares became issuable.
Additionally, beginning in 2025, the Company began granting Market-based Stock Units (“MSUs”) to certain of its employees. These MSUs are subject to certain vesting conditions based on the appreciation of the Company’s stock price as well as continued service over a specified term. The estimated grant date fair value of MSUs granted by the Company is determined using a Monte Carlo simulation that simulates the future path of the Company’s stock price throughout the performance period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including expected stock price volatility, risk-free rate of return, and remaining term.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity may apply the amendments in ASU 2023-09 either prospectively to all annual periods beginning after December 15, 2024, or retrospectively to prior periods. The Company adopted this guidance prospectively effective December 31, 2025. This ASU addresses disclosures only, and as such the adoption of this guidance did not have any material effects on its financial condition, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.”, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. Further, in January 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Clarifying the Effective Date)" to clarify the effective date of ASU 2024-03. Early adoption is permitted. A public entity should apply the amendments in ASU 2024-03 and ASU 2025-01 prospectively to all annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applied prospectively. ASU 2025-05 is effective for all annual periods beginning after December 15, 2025 and interim periods within those annual periods. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.”, which amends guidance on capitalization of software development costs and introduces a probable-to-complete recognition threshold, along with factors to consider for evaluating significant development uncertainty. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted and this amendment is applied prospectively. The Company is currently evaluating the impact of this ASU on its accounting policies and disclosures within the consolidated financial statements.
3. Marketable Securities
Marketable securities as of December 31, 2025 consisted of the following:

	December 31, 2025
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$19,885	$—	$19,885
Total marketable securities	$19,885	$—	$19,885

	December 31, 2024
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$14,927	$—	$14,927
Total marketable securities	$14,927	$—	$14,927
Marketable securities at December 31, 2025 and December 31, 2024 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the year ended December 31, 2025 and 2024. The accretion of discounts on marketable securities is included in interest income on the consolidated statements of operations and comprehensive income.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2		Level 3		Total
Assets:
Money market funds	$39,406	$—		$—		$39,406
Treasury bills	—	19,885		—		19,885
Contingently returnable common stock asset	$—	$—		$4,094		$4,094
	$39,406	$19,885		$4,094		$63,385
Liabilities:
Contingent earn-out liability	$—	$—		$374		$374
Contingently issuable common stock liability	—	—		1,809		1,809
Public Warrant liability	3,862	—		—		3,862
	$3,862	$—	$—	$2,183	$—	$6,045

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,946	$—	$—	$28,946
Treasury bills	$—	$27,417	$—	$27,417
	$28,946	$27,417	$—	$56,363
Liabilities:
Contingent earn-out liability	—	—	12,809	12,809
Contingently issuable common stock liability	—	—	4,001	4,001
Public Warrant liability	4,297	—	—	4,297
	$4,297	$—	$16,810	$21,107
Money market funds are included in cash and cash equivalents on the consolidated balance sheets. As of December 31, 2025, U.S. treasury bills with maturities greater than 3 months, which totaled $19.9 million, are reflected as marketable securities. At December 31, 2024, U.S. treasury bills with maturities less than 3 months, which totaled $12.5 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $14.9 million, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During each of the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and are remeasured each reporting period. As of December 31, 2025, no milestones have been achieved, and as of March 8, 2026, all contingent earn-out shares expired.
The fair value of the contingent earn-out is calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of December 31, 2025 were as follows: 70% expected stock price volatility, a risk-free rate of return of 3.7%, a 5% likelihood of change in control, and a remaining term of 0.2 years. The assumed likelihood of change in control was reduced to 5% as of December 31, 2025 from 25% as of December 31, 2024, reflecting the shortened remaining term of less than one year.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2023	$29,119
Change in fair value	(16,310)
Balance at December 31, 2024	$12,809
Change in fair value	(12,435)
Balance at December 31, 2025	$374
The decrease in fair value of the contingent earn-out liability is primarily due to lowered probability to achieve the stock price milestones based on the Company's current stock price and a shorter remaining term.
Valuation of Contingently Issuable Common Stock and Contingently Returnable Common Stock Asset
Prior to the Merger, certain NHIC stockholders owned 4,312,500 Founder Shares. Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 outstanding shares will vest upon the Company achieving certain milestones as described in Note 2 (“Vesting Conditions”). The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of December 31, 2025, no milestones have been achieved.
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company if the specified Vesting Conditions are not met. As of December 31, 2025, a total of 729,570 unvested shares had been transferred to individual stockholders' brokerage accounts. As of December 31, 2025, the fair value of the unvested shares recorded as additional paid in capital was $3.7 million. The contractual obligation of the holders to return unvested shares upon failure to meet Vesting Conditions is accounted for as a freestanding financial asset in accordance with ASC 815. This asset is initially recognized at fair value and remeasured at each reporting period. As of December 31, 2025, the Company recognized a $4.1 million contingently returnable common stock asset, which is included in other assets in our consolidated balance sheets. Management evaluated the accounting impacts on prior periods based on the historical dates of transfers between July 2022 and June 2025, concluding that such impacts were not material to the historical financial statements, as further described in Note 1, Nature of the Business.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the contingently issuable common shares is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of December 31, 2025 were as follows: 65% expected stock price volatility, a risk-free rate of return of 3.6%, a 10% likelihood of change in control, and a remaining term of 0.5 years. The assumed likelihood of change in control was reduced to 10% as of December 31, 2025 from 25% as of December 31, 2024, reflecting the shortened remaining term of less than one year.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2023	$6,530
Change in fair value	(2,529)
Balance at December 31, 2024	$4,001
Change in fair value	32
Fair value adjustment for contingently returnable shares	(2,224)
Balance at December 31, 2025	$1,809
The following table provides a rollforward of the contingently returnable common stock asset (in thousands):

Balance at December 31, 2024	$—
Change in fair value	2,646
Fair value adjustment for contingently returnable shares	1,448
Balance at December 31, 2025	$4,094
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed the Public Warrants to purchase shares of the Company’s common stock. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of December 31, 2025, 14,324,893 Public Warrants are outstanding.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2023	$10,889
Change in fair value	(6,592)
Balance at December 31, 2024	$4,297
Change in fair value	(435)
Balance at December 31, 2025	$3,862
5. Revenue Recognition
Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2025.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$9,852	$—	$—	$9,852
Subscription revenue	84,729	64,482	57,239	206,450
Service revenue	32,130	21,695	22,635	76,460
License fee and other revenue	418	138	271	827
Total revenue*	$127,129	$86,315	$80,145	$293,589
*The Company identified an immaterial error in its 2024 RPO disclosure of $7.6 million. The Company has updated the RPO disclosure as of December 31, 2025 to appropriately exclude this amount.
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is unconditional and only subject to the passage of time. As of December 31, 2025 and December 31, 2024, the Company had $0.9 million and $0.8 million in current portion of contract assets and less than $0.1 million and $0.7 million in contract assets, noncurrent on the consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $64.5 million during the year ended December 31, 2025 that was included in the December 31, 2024 deferred revenue balance. The Company recognized revenue of $46.4 million during the year ended December 31, 2024 that was included in the December 31, 2023 deferred revenue balance.
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2023	$71,957
Revenue recognized in relation to the beginning of the year contract liability balance	(46,431)
Revenue deferred	59,246
Balance at December 31, 2024	$84,772
Revenue recognized in relation to the beginning of the year contract liability balance	(64,490)
Revenue deferred	71,358
Balance at December 31, 2025	$91,640
The following table presents the Company’s components of lease revenue (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Interest income on lease receivables	97	154
Lease income - operating leases	83,839	65,046
Total lease revenue	$83,936	$65,200
The interest income on lease receivables is classified under interest income in the consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the consolidated statements of operations and

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
comprehensive loss. Revenue related to leases entered into with related parties was $1.1 million during the year ended December 31, 2024. There was no revenue related to leases entered into with related parties during the year ended December 31, 2025
Disaggregated Revenue
The following table presents the Company’s revenue by revenue stream (in thousands). Certain prior period amounts have been reclassified to conform to current period presentation:

	Twelve Months Ended December 31,
	2025	2024
Product revenue	$21,637	$6,464
Subscription revenue	83,839	65,046
Service revenue	29,375	23,467
License fees	8,075	7,181
Professional services and other revenue	2,979	1,707
Total revenue	$145,905	$103,865

The following table presents the Company's revenue by geographical region based on customer location (in thousands):

	Twelve Months Ended December 31,
	2025	2024
United States	$140,652	$99,995
Foreign	5,253	3,870
Total revenue	$145,905	$103,865
Partner Rebate Program
As discussed in Note 2, Summary of Significant Accounting Policies, the Company implemented a new Rebate Program for eligible resellers. As of December 31, 2025, the Company has accrued $1.2 million related to the Rebate Program, which is included in accrued expenses and other current liabilities in our consolidated balance sheets. As a substantial amount of the Company's revenue with eligible resellers is recognized over-time, the Company recognized $0.2 million and $0.6 million of current portion of contract asset and contract asset, noncurrent in our consolidated balance sheets, respectively, as of December 31, 2025 and recognized $0.4 million as a reduction of revenue for these payments to our customers for the year ended December 31, 2025.
Commissions
The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had total deferred assets related to commissions of $13.1 million and $13.0 million as of December 31, 2025 and December 31, 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized commission expense of $7.4 million and $5.7 million, respectively.
Leases

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of minimum future leases is based on expected income recognition. As of December 31, 2025, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2026	$84,729
2027	64,482
2028	38,735
2029	17,633
Thereafter	871
$206,450
6. Leases
Company Headquarters (Waltham, MA)
In April 2021, the Company entered into a sublease agreement for office and storage space for its corporate headquarters located at 500 Totten Pond Road in Waltham, MA. The Company entered into an amendment to the sublease agreement during the three months ended September 30, 2023 in order to lease additional space within the building. During the three months ended March 31, 2024, the Company amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. During the three months ended September 30, 2024, the Company amended the lease agreement to expand our footprint in our headquarters and extend our lease until May 31, 2031. As a result of this amendment, no further option exists to extend the lease.
Storage Facilities
The Company additionally leases storage space on a month-to-month basis that is classified as short-term leases.
Operating lease cost recognized during the years ended December 31, 2025 and December 31, 2024 was $3.0 million and $2.1 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2025 and December 31, 2024 was $2.3 million and $1.8 million, respectively.
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term	5.4 years	6.4 years
Weighted average discount rate	9.24%	9.23%
Future annual lease payments under non-cancelable operating leases as of December 31, 2025 were as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31:
2026	$2,963
2027	3,105
2028	3,199
2029	3,292
2030	3,386
2031	1,445
Total future lease payments	17,390
Less: imputed interest	(3,747)
Present value of operating lease liability	$13,643

7. Accounts Receivable
Allowance for Expected Credit Losses
Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Expected Credit Losses
December 31, 2023	$(582)
Provision for expected credit losses	(155)
Write-offs, net of recoveries	3
December 31, 2024	$(734)
Provision for expected credit losses	114
Write-offs, net of recoveries	20
December 31, 2025	$(600)
8. Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$3,273	$4,362
Finished goods
Finished goods inventory	5,317	12,153
Uninstalled inventory	$727	$448
Total	$9,317	$16,963
The cost of equipment that has been shipped to a customer, but for which revenue recognition has not started due to the timing of the transfer of control, is included in finished goods inventory until the point in time that the Company transferred control of the equipment to the customer, corresponding to the revenue recognition start date. These amounts are included in Uninstalled inventory in the table above.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid deposits	$11,905	$12,582
Prepaid subscriptions	1,685	2,087
Prepaid insurance	1,915	1,167
Insurance proceeds receivable	15,341	—
Other	4,323	2,085
Total	$35,169	$17,921
10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computers and telecom equipment	$2,350	$2,064
Lab equipment	6,274	5,564
Furniture and fixtures	111	111
Leasehold improvements	607	607
Leased equipment	140,981	112,078
Capitalized software	20,889	14,555
Sales demo equipment	3,038	3,649
Vehicles	604	604
Equipment held for lease[1]	10,628	17,347
Construction in progress	35	477
	185,517	157,056
Less: Accumulated depreciation and amortization	(57,995)	(33,395)
	$127,522	$123,661

1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of December 31, 2025 and 2024, the net book value of capitalized software was $13.6 million and $11.1 million, respectively. These amounts include $2.8 million and $1.7 million of capitalized stock compensation costs, respectively. Depreciation expense and amortization expense related to property and equipment was $24.3 million and $17.4 million for the years ended December 31, 2025 and 2024, respectively, which included amortization expense of capitalized software of $3.9 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leased equipment and the related accumulated depreciation were as follows:

	December 31,
	2025	2024
Leased equipment	$140,981	$112,078
Accumulated depreciation	(44,653)	(25,726)
Leased equipment, net	$96,328	$86,352
Depreciation expense related to leased units was $18.3 million and $13.6 million during the years ended December 31, 2025 and 2024, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
Loss on impairment of property and equipment was $0.2 million during the year ended December 31, 2024. This primarily related to the removal of Evolv Express systems and IT equipment from service, resulting in an impairment of the remaining economic value of such systems. No loss on impairment of property and equipment was recognized for the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded an impairment charge related to certain of its software development projects that had previously been capitalized. This resulted in an impairment charge of $1.0 million, and was recorded in cost of subscription revenue.
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued employee compensation and benefits expense	$11,150	$5,332
Accrued professional services and consulting	2,690	5,674
Accrued sales tax	751	1,109
Accrued legal settlement	15,000	—
Other	5,702	7,393
	$35,293	$19,508
12. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Term loans payable	$30,000	$—
Less: Unamortized debt issuance cost	(1,404)	—
	28,596	—
Less: Current portion of long-term debt	—	—
Long-term debt	$28,596	$—
As described in Note 1, on July 29, 2025, the Company entered into the $75.0 million MidCap Credit Agreement, which provided for the Senior Secured Credit Facilities (as defined below), which include a $30.0 million Initial Term Loan, a $30.0 million Delayed Draw Term Loan (available for drawdown during the two-year period following the Closing Date), and a $15.0 million Revolving Credit Facility, each with a maturity date of July 1, 2030. As of December 31, 2025,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available.
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
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that begins at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum EBITDA covenant that takes effect on June 30, 2027. As of December 31, 2025, the Company is in full compliance with all applicable covenant requirements.
Initial Term Loan
The borrowing under the $30.0 million Initial Term Loan is subject to principal repayments beginning in August 2029, following a 48-month interest-only period, and will be repaid in equal installments over the final 12 months of the loan term.
As of December 31, 2025, the unamortized debt issuance costs totaled $1.4 million, and are presented as a direct deduction from the carrying amount of the Initial Term Loan on the consolidated balance sheet and are amortized as interest expense using the effective interest method in accordance with ASC 835. Interest expense related to the Initial Term Loan totaled $1.3 million for the year ended December 31, 2025. The interest rate in effect as of December 31, 2025 was approximately 9.12%, which includes Term SOFR of 3.87% and an applicable margin of 5.25%. Interest expense related to the amortization of debt issuance costs totaled less than $0.1 million for the year ended December 31, 2025.
As of December 31, 2025, future principal payments on long-term debt are as follows (in thousands):

December 31,
2026	—
2027	—
2028	—
2029	12,500
Thereafter	17,500
$30,000
Delayed Draw Term Loan and Revolving Credit Facility
As of December 31, 2025, no amounts had been drawn under the Delayed Draw Term Loan or Revolving Credit Facility. Unused commitments amounted to $30.0 million and $15.0 million under the Delayed Draw Term Loan and Revolving Credit Facility, respectively, as of December 31, 2025. Debt issuance costs allocated to these facilities are paid

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
regardless of whether the funds are drawn down. Such costs are capitalized as prepaid assets and amortized as interest expense on a straight-line basis over their respective access periods, which end on August 1, 2027 and July 1, 2030 for Delayed Draw Term Loan and Revolving Credit Facility, respectively. As of December 31, 2025, the Company recorded $0.7 million in prepaid expenses and other current assets and $1.1 million in other assets in the consolidated balance sheets for costs associated with Delayed Draw Term Loan and Revolving Credit Facility. Capitalized debt issuance cost is amortized as interest expense on a straight-line basis over the period each facility is available to be drawn. Interest expense related to the amortization of debt issuance costs totaled $0.4 million the year ended December 31, 2025.
The Revolving Credit Facility provides for an unused commitment fee of 0.25% on the undrawn portion of the facility. Interest expense related to the unused commitment fees totaled less than $0.1 million for the year ended December 31, 2025.
13. Warrants
As of December 31, 2025 and 2024, warrants to purchase the following classes of common stock outstanding consisted of the following:

December 31, 2025
Warrant Description	Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
Public Warrants (see Note 2)	July 16, 2021	5	Common stock	Liability	14,324,893	$11.50
					14,324,893

December 31, 2024
Warrant Description	Issuance Date	Contractual Term (in years)	Underlying Equity Instrument	Balance Sheet Classification	Shares Issuable Upon Exercise of Warrant	Weighted Average Exercise Price
Finback Common Stock Warrants (see Note 15)	January 13, 2021	10	Common stock	Equity	117,423	$0.42
Public Warrants (see Note 2)	July 16, 2021	5	Common stock	Liability	14,324,893	$11.50
					14,442,316
14. Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2025 and 2024, no cash dividends had been declared or paid.
As of December 31, 2025 and 2024, the Company had reserved 70,394,153 and 78,252,044 shares, respectively, of common stock for the exercise of outstanding stock options, vesting of outstanding restricted stock units, vesting of outstanding MSUs, vesting of contingent earn-out shares, vesting of contingently issuable common stock, granting of awards under the Company’s 2021 Equity Incentive Plan (see Note 15), and the exercise of outstanding warrants (see Note 13). In addition, as of December 31, 2025 and 2024, the Company had 9,424,370 and 7,828,349 shares, respectively, of common stock available to be issued under the 2021 Employee Stock Purchase Plan (see Note 15).

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Stock-Based Compensation
2021 Equity Incentive Plan
The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, restricted stock units, performance stock units, and other stock-based awards to employees, officers, directors, and non-employees of the Company. A total of 21,177,295 shares of common stock were initially authorized under the 2021 Plan, subject to annual evergreen increases of up to 5% of total common shares outstanding as of the end of the prior year. As of December 31, 2025, 19,387,020 shares were available for future grant under the 2021 Plan. Shares, units, and options that are expired, forfeited, canceled, or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.
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
Stock Options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the year ended December 31, 2024. No option grants were issued during the year ended December 31, 2025.

Year Ended December 31,
2024
Risk-free interest rate	4.1%
Expected term (in years)	6.1
Expected volatility	90.0%
Expected dividend yield	0.0%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s stock option activity under the 2021 Equity Incentive Plan (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	18,125,937	$1.18
Granted	—	—
Exercised	(9,395,646)	0.98
Forfeited	(525,981)	3.61
Expired	(20,306)	3.63
Outstanding as of December 31, 2025	8,184,004	$1.25	4.4	$48,364

Vested and expected to vest as of December 31, 2025	8,184,004	$1.25	4.4	$48,364
Options exercisable as of December 31, 2025	7,397,552	$1.02	4.1	$45,433
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted average grant date fair value of stock options granted was $2.77 during the year ended December 31, 2024. The aggregate intrinsic value of the stock options exercised was $48.0 million and $7.3 million during the years ended December 31, 2025 and 2024, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity under its existing restricted stock unit plan:

	Number of Shares	Grant Date Fair Value
Nonvested as of December 31, 2024	12,115,657	$3.50
Granted	8,272,397	3.95
Vested	(5,593,282)	3.33
Forfeited	(4,134,609)	3.71
Nonvested as of December 31, 2025	10,660,163	$3.85
During the years ended December 31, 2025 and 2024, the aggregate grant-date fair value of restricted stock units issued under the 2021 Plan was $32.6 million and $31.8 million, respectively. RSUs generally vest ratably over a three year period subject to the grantee's continued service through the applicable vesting date. During the year ended December 31, 2025 and 2024, the total fair value of shares vested was $18.6 million and $19.3 million, respectively.
Market-based Stock Units
During the year ended December 31, 2025, the Company granted market-based stock units ("MSUs") for which the vesting conditions consist of market-based vesting conditions, determined by the Company's level of achievement of pre-established parameters relating to the performance of the Company's stock price as set by the Board as well as service-

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based vesting conditions. Vesting may range from 0% to 200% of the target MSUs granted, based on the achievement of specified market conditions. The awards will be measured at each anniversary of the grant date and will vest following the completion of a performance period, which is generally three years unless shortened in the event of a change in control.
Compensation expense for MSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest date, regardless of level of achievement of the market conditions. The fair value of the awards were estimated based on a Monte Carlo simulation model applying the following key assumptions, on a weighted average basis:

Year Ended December 31,
2025
Risk-free interest rate	3.9%
Expected term (in years)	3.0
Expected volatility	90.5%
Expected dividend yield	0.0%
The following table summarizes the Company's market-based stock units activity since December 31, 2024:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2024	—	$—
Granted	1,755,370	5.14
Vested	—	—
Forfeited	(85,227)	4.40
Nonvested as of December 31, 2025	1,670,143	$5.17
2021 Employee Stock Purchase Plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 16, 2021. The 2021 ESPP authorizes the initial issuance of up to 3,435,748 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s Board of Directors, employees of a related company. The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2025, 9,424,370 shares of the Company’s common stock were available for future issuance. The Company’s Board of Directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2021 ESPP during a specific offering period. As of December 31, 2025, no offerings have been approved.
Finback Common Stock Warrants
In January 2021, the Company granted equity classified warrants (the "Finback Common Stock Warrants") to purchase 2,552,913 shares of the Company's Class A common stock at an exercise price of $0.42 per share to Finback Evolv OBH, LLC ("Finback"), a consulting group affiliated with one of the Company's stockholders. The Finback Common Stock Warrants vested upon meeting certain sales criteria as defined in a business development agreement (the "Finback BDA"), which has a term of 3 years and an expiration date of January 2031. The Finback BDA expired on January 1, 2023, subject to a 1-year "tail period" expiring on January 1, 2024. During the tail period, the Finback Common Stock Warrants continued to vest related to any sale consummated by the Company for which it was determined Finback provided services prior to January 1, 2023 in furtherance of the sale. The Finback Common Stock Warrants are accounted

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for under ASC 718 Compensation – Stock Compensation as the warrants vested upon certain performance conditions being met. The Company utilized a Black-Scholes pricing model to determine the grant-date fair value of the Finback Common Stock Warrants.
As of December 31, 2025, all 1,221,296 of the Finback Common Stock Warrants were exercised. Consequently, there were no remaining Finback Common Stock Warrants that were exercisable or unvested, given the expiration of the 1-year tail period on January 1, 2024. The Company recognized compensation expense for the Finback Common Stock Warrants when the warrants vested based on meeting the specified sales criteria. During the years ended December 31, 2025 and 2024, there was no stock-based compensation expense within sales and marketing expense related to the Finback Common Stock Warrants.
Stock-Based Compensation
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$1,044	$788
Research and development	4,748	4,520
Sales and marketing	5,568	10,946
General and administrative	9,211	8,502
Restructuring costs	525	—
Total stock-based compensation expense	$21,096	$24,756
Stock-based compensation expense by award type recognized in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Stock options	$1,566	$3,767
Earn-out shares	64	11
RSUs	16,972	20,978
MSUs	2,494	—
Total stock-based compensation expense	$21,096	$24,756
Total unrecognized compensation expense related to stock options and restricted stock units as of December 31, 2025, was $35.7 million, which is expected to be recognized over a weighted average period of 2.7 years. Total unrecognized compensation expense related to earn-out shares associated with the share-based compensation arrangement as of December 31, 2025, was less than $0.1 million, which is expected to be recognized over a weighted average period of 14 days.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Income Taxes
The components of the Company’s loss before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(33,192)	$(54,046)
Foreign	116	29
Loss before income tax provision	$(33,076)	$(54,017)
Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	34	—
Foreign	28	—
Total current income tax expense	$62	$—

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	$—	$—

Total income tax expense	$62	$—

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective tax rate differs from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets and non-deductible fair value adjustments for the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis. The following table is a reconciliation of the U.S. federal statutory rate of 21.0 % to the effective tax rate for the year ended December 31, 2025, in accordance with ASU 2023-09:

	Year Ended December 31, 2025
	Amount (in thousands)	Percent
Federal statutory income tax rate	$(6,946)	21.0%
State and local income tax, net of federal income tax effect	—	—
Change in valuation allowance	10,125	(30.6)
Nontaxable or nondeductible items:
Change in fair value of contingent earn-out liability, public warrants, and contingently issuable common stock liability	(3,252)	9.8
Stock-based compensation	(6,934)	20.9
Non-deductible compensation	6,976	(21.0)
Permanent differences	83	(0.3)
Other	10	0.2
Effective income tax rate	$62	0.0%
The following table is a reconciliation of the US federal statutory rate of 21.0 % to the effective tax rate prior to the adoption of ASU 2023-09:

Year Ended December 31, 2024
Federal statutory income tax rate	21.0%
State income taxes, net of federal benefit	7.7
Federal and state research and development tax credits	(0.1)
Change in fair value of contingent earn-out liability and contingently issuable common stock liability	9.9
Change in valuation allowance	(42.9)
Change in uncertain tax positions	(0.1)
Change in tax rate	3.3
Stock-based compensation	1.1
Non-deductible compensation	0.5
Permanent differences	(0.2)
Other	(0.2)
Effective income tax rate	0.0%

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$69,652	$57,450
Research and development tax credit carryforwards	3,530	3,594
Capitalized research and development costs	14,252	15,868
Accrued expenses	12,021	9,991
Deferred revenue	24,154	22,531
Lease liability	3,596	3,848
Other	4,729	2,960
Total deferred tax assets	131,934	116,242
Valuation allowance	(119,329)	(106,268)
Total deferred tax assets, net of valuation allowance	12,605	9,974
Deferred tax liabilities:
Depreciation and amortization	(9,345)	(6,250)
Right of use lease asset	(3,243)	(3,706)
Other	(17)	(18)
Total deferred tax liabilities	(12,605)	(9,974)
Net deferred tax assets	$—	$—
As of December 31, 2025, the Company had federal net operating loss carryforwards of $20.1 million, which begin to expire in 2033. These losses were generated before 2018 and are subject to a 20-year carryforward period under the tax rules in effect at that time. The Company also had federal net operating loss carryforwards of $248.0 million and $203.3 million as of December 31, 2025 and 2024, respectively, which do not expire but are generally limited to offsetting up to 80% of taxable income in any given year. These amounts were generated after 2017 and are subject to the provisions of the Tax Cuts and Jobs Act, which eliminated the expiration period but imposed a limitation on usage.
The Company had state net operating loss carryforwards of $248.0 million and $201.1 million as of December 31, 2025 and 2024, respectively, which may be available to offset future state taxable income and which begin to expire in 2033, depending on jurisdiction-specific rules. Additionally, as of December 31, 2025 and 2024, the Company had United Kingdom net operating loss carryforwards of approximately $1.4 million and $1.7 million, respectively, which do not expire under current UK tax law.
As of December 31, 2025, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $2.4 million and $1.4 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2035 and 2032, respectively. As of December 31, 2024, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $2.4 million and $1.5 million, respectively, which may be available to offset future tax liabilities and the majority of which begin to expire in 2033 and 2030, respectively.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.
The Company believes that an ownership change within the meaning of Section 382 occurred on July 16, 2021, in connection with Merger. Based on the estimated annual limitation, the Company would have been able to fully utilize all of its Section 382-limited net operating losses and tax credit carryforwards in the 2022 tax year. The Company has not performed an analysis of ownership changes since the Merger, and does not anticipate utilization of net operating losses or credit carryforwards in the near term.
The Company considered the evidence of its history of cumulative net operating losses incurred since inception, as well as other positive and negative evidence bearing upon its ability to realize deferred tax assets in respect of our net operating loss carryforwards, and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2025, will be accounted for as follows: approximately $117.1 million will be recognized as a reduction of income tax expense and $2.2 million will be recorded as an increase in equity. The Company reevaluates the positive and negative evidence at each reporting period.
Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and capitalized R&D costs and were as follows (in thousands):

	December 31,
	2025	2024
Valuation allowance as of beginning of year	$106,268	$83,113
Additions charged to provision for income taxes	13,061	23,155
Valuation allowance as of end of year	$119,329	$106,268
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
The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes) (in thousands):

	December 31,
	2025	2024
Balance at beginning of fiscal year	$447	$428
Gross increases related to prior year tax positions	18	20
Foreign exchange and others	(76)	(1)
Balance at end of fiscal year	$389	$447

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s liability for uncertain tax positions as of December 31, 2025 and 2024 includes $0.4 million related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and non-US jurisdictions, where applicable. The Company is open to future tax examinations in the US under statute from 2022 to the present; however, carryforward attributes that were generated prior to 2022 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company is also subject to future tax examinations under UK statute for the period from 2022 to the present, with a standard look-back period of 4 years, extendable to 6 years in cases of carelessness. The Company has not received notice of examination in any jurisdictions for any tax year open under statute.
17. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(33,138)	$(54,017)

Denominator:
Weighted average common shares outstanding - basic and diluted	168,419,211	156,573,886
Net loss per share attributable to common stockholders – basic and diluted	$(0.20)	$(0.34)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2025	2024
Options issued and outstanding	8,184,004	18,125,937
Public Warrants to purchase common stock	14,324,893	14,324,893
Warrants to purchase common stock (Finback)	—	117,423
Unvested restricted stock units	10,660,163	12,115,657
Unvested market-based stock units*	1,670,143	—
Earn-out shares*	15,000,000	15,000,000
Contingently issuable common stock*	1,167,930	1,897,500
	51,007,133	61,581,410

*Issuance of Market-based stock units, Earn-out shares, and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Related Party Transactions
Original Equipment Manufacturer Partnership Agreement with Motorola Solutions, Inc.
In December 2020, the Company entered into an original equipment manufacturer partnership agreement with Motorola Solutions, Inc. ("Motorola"), an investor in the Company. The partnership agreement has since been amended and restated. Motorola sells Motorola-branded premium products based on the Evolv Express platform through their worldwide network of over 2,000 resellers and integration partners, and has integrated the Evolv Express platform with Motorola products. While the partnership agreement is still in effect, effective in the fourth quarter of 2024, Motorola is no longer considered a related party. During the years ended December 31, 2024, revenue from Motorola’s distributor services was $6.1 million.
19. Commitments and Contingencies
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
General Litigation
Class Action Lawsuits
On March 25, 2024 and November 1, 2024, putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts. On December 13, 2024, the Court consolidated the two lawsuits into one action (the “Class Action”), pursuant to which a consolidated amended complaint was filed against the Company, certain former executives, a current director, and individuals associated with NewHold Investment Corp. Lead Plaintiff Robert Falk and additional plaintiffs Chris Williams, Tim R. Carrillo and Chris Swanson (“Class Action Plaintiffs”) allege that the Company violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and the Company’s revenue recognition. The Class Action Plaintiffs seek various forms of relief, including compensatory damages, reasonable costs and expenses, attorneys’ fees, and expert fees. The

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company filed its motion to dismiss the Class Action on March 28, 2025, and the Class Action Plaintiffs filed their opposition to the motion to dismiss on June 24, 2025. On June 30, 2025, the Court issued an order staying the Class Action, including disposition on the motion to dismiss, pending settlement negotiations. On August 5, 2025, the parties to the Class Action engaged in mediation and reached a settlement in principle in the amount of $15.0 million, which is subject to negotiation of definitive documentation and court approval, of which the Company estimated that $14.0 million would be funded by the Company's Directors and Officers insurance coverage. On August 19, 2025, after receiving notice of the anticipated settlement agreement, the Court denied the motion to dismiss with leave to renew if warranted. On December 15, 2025, the Court issued an order continuing the stay and ordering Class Action Plaintiffs to file a motion for preliminary approval of the settlement by March 16, 2026.
As of December 31, 2025, the Company has recognized a settlement accrual of $15.0 million and an estimated insurance recovery of $14.0 million, which are included in accrued expenses and other current liabilities and prepaid and other current assets in the consolidated balance sheets, respectively, representing management's best estimate of the outcome. For the year ended December 31, 2025, the Company recognized $1.0 million for the estimated net loss in general and administrative expense in the consolidated statements of operations and comprehensive loss.
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
The Company expects to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received. We cannot reasonably estimate a range of possible losses at this time for the derivative lawsuits, as the proceedings remain in the early stages, alleged damages have not been specified, and the derivative actions are stayed. For these reasons, the Company has not recorded a loss contingency liability for the derivative lawsuits as of December 31, 2025.
Regulatory and Governmental Matters

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As part of the Order, the Company agreed to offer a limited number of its K-12 education customers the option to cancel the remainder of their current contracts during a 60-day cancellation period. 65 education customers were offered the cancellation period, and of these, 5 customers representing 24 Evolv Express systems elected to cancel their contracts with the Company. Amounts that customers had paid to the Company related to portions of their contracts that were cancelled were required to be returned to the customer, but these amounts were immaterial for the year ended December 31, 2024 and therefore the Company did not book a liability in its consolidated financial statements. Revenue continued to be recognized on these deals through the cancellation dates of each contract, all of which were in June 2025, and all systems have been removed from our subscription base as of December 31, 2025. The Company determined that $0.9 million of its revenues previously expected to be recognized over the next two years related to performance obligations that were unsatisfied (or partially satisfied) as of the effective date of the Order were impacted by the cancellations, which has been excluded from the remaining performance obligations disclosed in Note 5, Revenue Recognition.
In February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”), requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation. On November 1, 2024, the Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York ("DOJ") relating to a previously disclosed investigation and related restatement of prior period financial statements, and has since received additional requests for documents and information relating to this matter. By letter dated August 7, 2025, the DOJ informed the Company that the Company is no longer the subject of a DOJ investigation.
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
Any resolution or litigation with the SEC or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate, but we have not accrued a loss pertaining to the SEC matter. In addition to the expected insurance recovery discussed above related to the Class Action litigation, the Company's defense costs for counsel and consultants in connection with the securities litigation and the related SEC and DOJ matters, including certain expenses that have previously been paid, are also expected to be reimbursed. As of December 31, 2025, the Company recognized an estimated loss recovery related to insurance coverage for these matters of $10.1 million for the year ended December 31, 2025, which was recorded as a reduction of general and administrative expense in the consolidated statements of operations and comprehensive loss. As of December 31, 2025, $8.7 million of these recoveries have been paid out by the Company's insurance provider. The $1.3 million remaining estimated recovery is included in prepaid and other current assets in the consolidated balance sheets as of December 31, 2025. This amount reflects costs that have been confirmed covered by the Company’s insurance providers, as well as an estimate of other claims the Company has determined are probable of recovery. $1.1 million of recoveries were paid out in the first quarter of 2026. As it relates

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to these losses for which the Company has determined recovery to be probable, the Company cannot provide any assurance that additional costs related to these matters will not exceed the limits of its insurance policies, that other such claims, for which a loss recovery could not be estimated, are covered by the terms of its insurance policies or that its insurance carrier will be able to cover all related claims. There can be no assurance as to the timing or the terms of the ultimate outcome of these investigations or their potential effect, if any, on us or our results of operations. We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received, net of estimated.
20. Benefit Plans
The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.8 million matching contributions to the plan during each of the years ended December 31, 2025 and December 31, 2024.
21. Segment Information
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
Information by reportable segment is as follows (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Segment revenue	$145,905	$103,865
Less:
Employee expense	67,735	66,847
Travel and expense	4,318	6,043
Capitalized R&D expense	(5,217)	(6,027)
Stock-based compensation expense[1]	20,571	24,756
Other non-recurring expenses[2]	8,119	17,212
Consulting and contract staffing	11,841	12,732
Software subscriptions	6,365	6,814
Depreciation and amortization	24,340	17,375
Restructuring costs	2,662	860
Loss on disposal of property and equipment	3,787	—
Other cost of revenue	32,974	18,320
Other operating expenses	16,873	21,240
Other segment items[3]	(15,325)	(28,290)
Segment net (loss) income	$(33,138)	$(54,017)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Excludes incremental expense related to modified awards included in the Restructuring costs line. See Note 22, Restructuring Charges for additional information.
2 For the year ended December 31, 2025, includes consulting and legal fees and additional audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements, net of estimated insurance recoveries, as well as estimated net losses related to ongoing legal matters. For the year ended December 31, 2024, includes each of the costs described above, as well as costs associated with adverse non-cancellable inventory purchase commitments, inventory reserve associated with the transition of our manufacturing operations to the next generation of Evolv Express systems and the determination that certain components within our legacy systems will not be used in the next generation systems, and severance expense.
3 Refer to Total other income (expense), net and provision for income taxes in the consolidated statements of operations and comprehensive loss.
22. Restructuring Charges
In January 2025, the Company implemented a Board-approved reduction in force affecting 41 members of its workforce. This action is part of the Company’s initiative to increase its profitability and cash flow as the Company seeks further flexibility to pursue its investment strategy with certain growth opportunities.
The Company incurred charges of $2.7 million for the reduction in force during the three months ended March 31, 2025. These charges consisted of termination charges arising from severance obligations of approximately $2.0 million, extended eligibility for the vesting of certain equity awards originally scheduled to vest on or before March 1, 2025, resulting in incremental non-cash expense of $0.5 million, and other customary employee benefit payments in connection with a reduction in force of $0.2 million. All of these restructuring costs are reported within restructuring costs in our consolidated statements of operations and comprehensive loss.
All actions related to the reduction in force were completed by March 31, 2025, with the exception of certain severance obligations that are payable over various periods through November 2025 under the Company's Severance And Change In Control Plan.
To align the presentation of restructuring charges, the Company reclassified the comparative financial statements for the year ended December 31, 2024. For the year ended December 31, 2024, the reclassifications resulted in an increase in restructuring costs of $0.9 million, and a corresponding decrease in cost of service revenue, sales and marketing expenses, and general and administrative expenses of $0.2 million, $0.7 million, and less than $0.1 million, respectively. The prior year activity was limited in scope, and the reclassifications did not impact total loss from operations or total net income (loss). All actions related to the prior year reduction in force were completed by December 31, 2024.
The following table summarizes the liabilities recognized in relation to the cash obligations from reduction in force, which are included in accrued expenses and other current liabilities in our consolidated balance sheets (in thousands):

Balance at December 31, 2023	$—
Charges incurred	860
Cash payments	(860)
Balance at December 31, 2024	—
Charges incurred	2,137
Cash payments	(2,137)
Balance at December 31, 2025	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Limitations on effectiveness of controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting as described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an assessment as of December 31, 2025 of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. The limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions;
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
The material weaknesses in the control environment and risk assessment resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024; as well as adjustments to the consolidated annual financial statements for the year ended December 31, 2024, and the consolidated financial statements for the quarterly period ended September 30, 2024, that were recorded prior to the issuance of those financial statements.
The material weaknesses related to the control environment, risk assessment, lack of effective controls over the period-end financial reporting process, lack of effective controls related to non-routine, unusual or complex transactions, and the lack of effective control activities related to all significant accounts and disclosures resulted in:
•the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2023;
•the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; and
•adjustments and certain immaterial misstatements in the consolidated financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earn-out liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract assets, to-be-leased assets, revenue, deferred revenue, accounts receivable, inventory, property plant and equipment, cost of sales, founders shares and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020, 2021, 2022, 2023, 2024 and 2025; as well as certain quarterly periods within those years.
Additionally, the material weaknesses could result in a misstatement of the consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In addition to the foregoing, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on management’s assessment regarding internal control over financial reporting due to an exemption established by the SEC for non-accelerated filers.
Remediation Plan for the Remaining Material Weaknesses
We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Actions taken to date include:
•We have hired additional accounting personnel to bolster our reporting, technical accounting, and internal control capabilities during 2025, and will continue to monitor and evaluate our personnel requirements based on future company growth and our ability to successfully achieve our objectives. Additionally, we designed and implemented new controls as well as re-designed existing controls to formalize roles and review responsibilities to align with our team’s skills and experience and enhanced controls over segregation of duties;
•We have enhanced the competencies of our accounting function including the hiring of a new Chief Accounting Officer (“CAO”) in January 2025. Our CAO has extensive public company experience and has strengthened our internal accounting team by providing technical accounting oversight over our financial reporting and disclosure processes and controls. Additionally, we hired a new Chief Revenue Officer in February 2025 to provide leadership and accountability over our sales agreement and revenue recognition accounting processes;
•We have designed and implemented additional review and training procedures within Evolv's accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting;
•We have performed, and will continue to perform, a financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting and have incorporated this risk assessment into our ongoing internal control evaluation process.
•In January 2025, we engaged a large national advisory firm to assist in the design and implementation of control activities and to strengthen the skills of personnel involved in the business processes supporting the Company’s significant accounts and disclosures.
•Over the past year, we continued to design and implement controls related to, among other items, (i) the period-end financial reporting process and classification of various accounts in our consolidated financial statements, including the presentation and disclosure of items in the consolidated statements of cash flows, (ii) timely identification and accounting for non-routine, unusual and complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters, (iii) revenue recognition, including non-routine complex revenue transactions that may also include the leasing of products and the recording of revenue transactions in the appropriate period, (iv) completeness and accuracy of accounts payable and accrued liabilities, and (v) the preparation and review of journal entries and account reconciliations to ensure proper segregation of duties.
In addition to the remedial actions taken to date, our ongoing efforts include:
•We are in process of designing and implementing formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures.
•We are in process of designing and implementing information technology general controls for all relevant information systems, including controls over program change management, the review, approval and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for new systems; and
•During 2025 we made significant investments in our technology platforms including a commitment to implement new systems related to quoting, commissions and order processing in 2026 as well as plan to implement a new instance of our financial Enterprise Resource Planning Tool (“ERP”) during 2027 to further automate processes and reduce the risk of manual errors.
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
Remediation of Previously Disclosed Material Weaknesses
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified the following material weaknesses in our internal control over financial reporting, which were remediated as of December 31, 2025:
•We did not design and maintain an effective control environment as we did not demonstrate a commitment to maintaining integrity and ethical values. Specifically, we did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate recognition of revenue due to the failure to consider the impact of certain extracontractual terms and conditions in sales agreements on the amount and timing of revenue to be recognized.
•We did not design and maintain effective controls for communicating and sharing information between the sales, accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain customers to record revenue transactions within the financial statements timely, completely and accurately. Additionally, there have been instances in which indications of extra-contractual terms and conditions in sales arrangements were not disclosed to the Audit Committee of the Board and external auditors.
Management conducted a comprehensive, multi‑phase remediation effort throughout 2025, and has concluded that the material weaknesses listed above were remediated as of December 31, 2025. A summary of the key remediation actions is provided below.
1. Commitment to Maintaining Integrity and Ethical Values
To address the lack of an effective control environment due to not demonstrating a commitment to integrity and ethical values, management implemented a broad set of enhancements:
•We reset our leadership and governance by installing new executives, enhancing Audit Committee oversight, and strengthening processes to ensure transparent, timely communication of revenue and contractual matters to leadership, and the Audit Committee.
•We strengthened our ethics and compliance program by reinforcing values and leadership messaging, rolling out an updated Code of Conduct with mandatory training, expanding and empowering the compliance function, and implementing a new employee hotline.
•We reinforced culture and compliance by delivering targeted ethics and fraud training while redesigning sales compensation to discourage inappropriate practices and promote compliant behavior.
•We implemented monitoring controls to ensure required training courses were completed and recurring training cycles are completed going forward.
2. Communicating and Sharing Information Between the Sales, Accounting and Finance Departments

To address deficiencies in communication between sales, accounting, and finance, which led to incomplete, inaccurate, or delayed information relevant to revenue recognition, management executed the following:
•Formalized communication protocols
•Implemented a new Deal Desk policy and controls including enhanced sales certifications and contract attestations, ensuring all financially significant terms are identified, documented, and communicated to accounting and finance before contract execution.
•Standardized reseller and channel partner agreements to reduce variability in key terms impacting revenue recognition.
•Augmented the cross‑functional Disclosure Committee with additional contract‑terms review procedures
•Designed and implemented Deal Desk review and sales certification controls with expanded documentation requirements
•Implemented quarterly reporting to the Audit Committee on ethics hotline activity, investigations, and culture indicators.
•Established guiding principles emphasizing transparency and completeness of communication with the Board.
Management has evaluated the design, implementation, and operating effectiveness of the re-designed and enhanced controls and concluded that the controls are appropriately designed and are operating effectively as of December 31, 2025. Therefore, the material weaknesses have been remediated as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
(a)(3) Exhibits.
The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger dated as of March 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.1	March 8, 2021
2.2	First Amendment to Agreement and Plan of Merger dated June 5, 2021, by and among NewHold Investment Corp., NHIC Sub Inc. and Evolv Technologies, Inc.	Form 8-K	001-39417	2.2	July 22, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	Form 10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws.	Form 8-K	001-39417	3.1	January 31, 2024
4.1	Specimen Warrant Certificate of the Registrant	Form S-1/A	333-233299	4.3	July 27, 2020
4.2	Warrant Agreement, dated July 30, 2020, by and between Continental Stock Transfer & Trust Company and NewHold Investment Corp.	Form S-1/A	333-233299	4.4	July 27, 2020
4.3	Description of registered securities	Form 10-K	001-39417	4.4	March 28, 2022
10.1	Letter Agreement, dated March 5, 2021, by and among NewHold Industrial Technology Holdings LLC, Evolv Technologies, Inc., NewHold Investment Corp. and certain other parties thereto.	Form 8-K	001-39417	10.2	March 8, 2021
10.2	Stockholder Agreement dated as of March 5, 2021 by and between NewHold Investment Corp. and Motorola Solutions, Inc.	Form 8-K	001-39417	10.4	March 8, 2021
10.3#	Form of Indemnification Agreement.	Form S-4/A	333-255017	10.10	June 9, 2021

10.4#	Offer Letter between Evolv Technologies Holdings, Inc. and John Kedzierski	Form S-4/A	333-255017	10.1	December 9, 2024
10.5#	Executive Employment Agreement between Evolv Technologies, Inc. and Anil R. Chitkara.	Form S-4/A	333-255017	10.12	June 9, 2021
10.6#	Offer Letter between Evolv Technologies Holdings, Inc. and George C. Kutsor	Form 8-K	001-39417	10.1	April 23, 2025
10.7#	Offer Letter between Evolv Technologies Holdings, Inc. and Robert Marshall					*
10.8#	Evolv Technologies Holdings, Inc. 2021 Incentive Award Plan.	Form S-8	333-259961	99.1	September 21, 2021
10.9#	Evolv Technologies Holdings, Inc. 2021 Employee Stock Purchase Plan.	Form S-8	333-259961	99.2	September 21, 2021
10.10#	Amended and Restated Registration Rights Agreement by and among NewHold, Evolv and certain stockholders.	Form 10-K	001-39417	10.9	March 24, 2023
10.11#	Form of Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 15, 2021
10.12#	Form of Option Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	November 9, 2022
10.13#	Evolv Technologies, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.	Form S-8	333-259961	99.3	September 21, 2021
10.14#	Evolv Technologies Holdings, Inc. Executive Officer Performance Bonus Plan	Form 8-K	001-39417	10.1	March 2, 2023
10.15#	Evolv Technologies Holdings, Inc. Severance and Change in Control Plan	Form 8-K	001-39417	10.1	October 31, 2022
10.16#	Amended Non-Employee Director Compensation Policy	Form 10-Q	001-39417	10.1	November 9, 2023
10.17#	Form of Market-Based Stock Unit Award Agreement under the 2021 Incentive Award Plan	Form 10-Q	001-39417	10.1	May 20, 2025
10.18#	Credit, Security and Guaranty Agreement, dated as of July 29, 2025, among Evolv Technologies Inc., Evolv Technologies Holdings, Inc., lenders party thereto and MidCap Financial Trust as agent and term loan servicer and the other lenders party thereto from time to time.	8-K	001-39417	10.1	July 29, 2025
10.19#	Form of Performance-Based Stock Unit Award Agreement under the 2021 Incentive Award Plan					*
19.1	Insider Trading Compliance Policy	Form 10-K	001-39417	19.1	April 28, 2025
21.1	List of Subsidiaries.					*
23.1	Consent of PricewaterhouseCoopers LLP.					*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97#	Policy for Recovery of Erroneously Awarded Compensation	Form 10-K	001-39417	97.0	February 29, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLV TECHNOLOGIES HOLDINGS, INC.

Date: March 10, 2026	By:	/s/ George C. Kutsor
George C. Kutsor
Principal Financial Officer and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Kedzierski	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2026
John Kedzierski

/s/ George C. Kutsor	Chief Financial Officer (Principal Accounting Officer)	March 10, 2026
George C. Kutsor

/s/ Neil Glat	Chairman of the Board	March 10, 2026
Neil Glat

/s/ Kevin Charlton	Director	March 10, 2026
Kevin Charlton

/s/ Michael Ellenbogen	Director	March 10, 2026
Michael Ellenbogen

/s/ David Mounts Gonzales	Director	March 10, 2026
David Mounts Gonzales

/s/ Henrik Kühl	Director	March 10, 2026
Henrik Kühl

/s/ Rajan Naik	Director	March 10, 2026
Rajan Naik

/s/ Richard Shapiro	Director	March 10, 2026
Richard Shapiro

/s/ Kimberly Sheehy	Director	March 10, 2026
Kimberly Sheehy

/s/ Mark Sullivan	Director	March 10, 2026
Mark Sullivan