Form 10-Q
period 2026-03-31
Evolv Technologies Holdings, Inc.
filed 2026-05-12
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 179,871,410 shares of Class A common stock, par value $0.0001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation the important factors discussed in Part I, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements are current only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$56,081	$49,150
Marketable securities	4,992	19,885
Accounts receivable, net of allowance for expected credit losses of $600 as of March 31, 2026 and December 31, 2025	42,713	30,841
Inventory	8,256	9,317
Current portion of contract assets	1,199	878
Current portion of commission asset	5,644	6,062
Prepaid expenses and other current assets	33,094	35,169
Total current assets	151,979	151,302
Contract assets, noncurrent	12	15
Commission asset, noncurrent	7,728	7,867
Property and equipment, net	127,839	127,522
Operating lease right-of-use assets	11,871	12,303
Other assets	5,210	5,400
Total assets	$304,639	$304,409

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,089	$9,770
Accrued expenses and other current liabilities	30,345	35,293
Current portion of deferred revenue	75,314	74,924
Current portion of operating lease liabilities	3,116	2,989
Total current liabilities	125,864	122,976
Deferred revenue, noncurrent	17,036	16,716
Long-term debt	28,665	28,596
Operating lease liabilities, noncurrent	10,190	10,654
Contingent earn-out liability, noncurrent	—	374
Contingently issuable common stock liability, noncurrent	392	1,809
Public warrant liability, noncurrent	1,818	3,862
Total liabilities	183,965	184,987
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 179,458,233 and 175,399,488 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	513,580	507,347
Accumulated other comprehensive loss	(113)	(141)
Accumulated deficit	(392,811)	(387,802)
Stockholders’ equity	120,674	119,422
Total liabilities and stockholders’ equity	$304,639	$304,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$13,421	$2,322
Subscription revenue	23,148	19,237
Service revenue	8,589	6,730
License fee and other revenue	1,170	3,718
Total revenue	46,328	32,007
Cost of revenue:
Cost of product revenue	11,856	3,184
Cost of subscription revenue	8,367	7,896
Cost of service revenue	2,192	1,705
Cost of license fee and other revenue	314	72
Total cost of revenue	22,729	12,857
Gross profit	23,599	19,150
Operating expenses:
Research and development	5,885	4,862
Sales and marketing	12,671	11,043
General and administrative	13,515	14,972
Restructuring costs	—	2,662
Total operating expenses	32,071	33,539
Loss from operations	(8,472)	(14,389)
Other income, net
Interest expense	(962)	(1)
Interest income	515	389
Other income (expense), net	(37)	25
Change in fair value of contingent earn-out liability	374	8,976
Change in fair value of contingently issuable/returnable common stock liability/asset	1,492	1,653
Change in fair value of public warrant liability	2,044	1,721
Total other income, net	3,426	12,763
Loss before income taxes	(5,046)	(1,626)
(Benefit) provision for income taxes	(37)	63
Net loss	$(5,009)	$(1,689)

Weighted average common shares outstanding – basic and diluted	177,057,656	160,808,391
Net loss per share – basic and diluted	$(0.03)	$(0.01)

Net loss	$(5,009)	$(1,689)
Other comprehensive income (loss)
Cumulative translation adjustment	28	(46)
Total other comprehensive income (loss)	28	(46)
Total comprehensive loss	$(4,981)	$(1,735)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	175,399,488	$18	$507,347	$(141)	$(387,802)	$119,422
Issuance of common stock upon net exercise of stock options	482,435	—	322	—	—	322
Issuance of common stock upon vesting of restricted stock units	3,576,310	—	—	—	—	—
Stock-based compensation cost	—	—	5,911	—	—	5,911
Cumulative translation adjustment	—	—	—	28	—	28
Net loss	—	—	—	—	(5,009)	(5,009)
Balances at March 31, 2026	179,458,233	$18	$513,580	$(113)	$(392,811)	$120,674

Balances at December 31, 2024	159,602,069	$16	$472,331	$(32)	$(354,664)	$117,651
Issuance of common stock upon net exercise of stock options	281,709	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	3,389,364	—	—	—	—	—
Stock-based compensation cost	—	—	5,125	—	—	5,125
Cumulative translation adjustment	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(1,689)	(1,689)
Balances at March 31, 2025	163,273,142	$16	$477,476	$(78)	$(356,353)	$121,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,009)	$(1,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,801	5,530
Write-off of inventory and change in inventory reserve	60	2
Loss on disposal of property and equipment	184	321
Stock-based compensation	5,587	4,879
Amortization of debt issuance costs	282	—
Amortization of premium on marketable securities, net of change in accrued interest	168	71
Non-cash lease expense	432	424
Change in allowance for expected credit losses	—	41
Change in fair value of earn-out liability	(374)	(8,976)
Change in fair value of contingently issuable/returnable common stock liability/asset	(1,492)	(1,653)
Change in fair value of public warrant liability	(2,044)	(1,721)
Changes in operating assets and liabilities
Accounts receivable	(11,872)	(6,124)
Inventory	1,657	7,172
Commission assets	557	203
Contract assets	(318)	(321)
Other assets	265	82
Prepaid expenses and other current assets	(1,883)	(3,859)
Accounts payable	7,614	2,780
Deferred revenue	710	500
Accrued expenses and other current liabilities	(4,167)	(71)
Operating lease liability	(337)	(130)
Net cash used in operating activities	(3,179)	(2,539)
Cash flows from investing activities:
Development of internal-use software	(1,223)	(1,556)
Purchases of property and equipment	(3,742)	(12,730)
Purchases of marketable securities	—	(9,875)
Proceeds from maturities of marketable securities	14,725	14,800
Net cash provided by (used in) investing activities	9,760	(9,361)
Cash flows from financing activities:
Proceeds from exercise of stock options	322	20
Net cash provided by financing activities	322	20
Effect of exchange rate changes on cash and cash equivalents	28	(46)
Net increase (decrease) in cash and cash equivalents	6,931	(11,926)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	49,150	37,015
Cash and cash equivalents at end of period	$56,081	$25,089
Supplemental disclosure of cash flow information
Cash paid for interest	$446	$1
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$656	$564
Capital expenditures incurred but not yet paid	6,403	3,098
Capitalization of stock compensation	323	247
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
Liquidity and capital resources
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of March 31, 2026, the Company had $61.1 million in cash, cash equivalents, and marketable securities, with outstanding debt of $30.0 million and available additional debt of up to $45.0 million, as detailed below. We incurred a net loss of $5.0 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, and operating activities resulted in cash outflows of $3.2 million and $2.5 million during the three months ended March 31, 2026 and 2025, respectively. The Company expects to continue to generate losses for the foreseeable future.
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
On July 29, 2025 (the “Closing Date”), the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided an initial $30.0 million term loan facility (the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
“Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the “Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”). On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs paid at closing. As of March 31, 2026, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available. See Note 9, Long-term Debt for additional information.
The Company expects its cash, cash equivalents, and marketable securities of $61.1 million as of March 31, 2026, together with cash it expects to generate from future operations and borrowing availability under the Senior Secured Credit Facilities, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company expects to continue to strategically and carefully invest in various areas of the business to support that growth.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant that takes effect on June 30, 2027. As of March 31, 2026, the minimum required ARR is $107.3 million, and the Company is in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from May 12, 2026.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2025 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
2. Summary of Significant Accounting Policies

Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in our 2025 Form 10-K. Except for the estimates used to

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determine the grant date valuation for certain performance stock units (“PSUs”), as described below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.”. ASU 2025-05 provides a practical expedient that allows entities to estimate expected credit losses by assuming that current conditions as of the balance sheet date will not change over the remaining life of the asset. The amendment is applied prospectively and is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted ASU 2025-05 effective January 1, 2026 and elected to adopt the practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset when estimating expected credit losses. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.”, which amends guidance on capitalization of software development costs and introduces a probable-to-complete recognition threshold, along with factors to consider for evaluating significant development uncertainty. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted and this amendment is applied prospectively. The Company is currently evaluating the impact of this ASU on its accounting policies and disclosures within the condensed consolidated financial statements.
3. Marketable Securities
Marketable securities as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$4,992	$—	$4,992
Total marketable securities	$4,992	$—	$4,992

	December 31, 2025
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$19,885	$—	$19,885
Total marketable securities	$19,885	$—	$19,885

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Marketable securities at March 31, 2026 and December 31, 2025 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the three months ended March 31, 2026 and 2025. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive loss.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35,811	$—	$—	$35,811
Treasury bills	—	14,931	—	14,931
Contingently returnable common stock asset	—	—	4,169	4,169
	$35,811	$14,931	$4,169	$54,911
Liabilities:
Contingently issuable common stock liability	—	—	392	392
Public Warrant liability	1,818	—	—	1,818
	$1,818	$—	$392	$2,210

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,406	$—	$—	$39,406
Treasury bills	—	19,885	—	19,885
Contingently returnable common stock asset	—	—	4,094	4,094
	$39,406	$19,885	$4,094	$63,385
Liabilities:
Contingent earn-out liability	$—	$—	$374	$374
Contingently issuable common stock liability	—	—	1,809	1,809
Public Warrant liability	3,862	—	—	3,862
	$3,862	$—	$2,183	$6,045
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of March 31, 2026, U.S. treasury bills with maturities less than 3 months, which totaled $9.9 million, are included in cash and cash equivalents, while treasury bills with maturities greater than 3 months, which totaled $5.0 million, are reflected as marketable securities. As of December 31, 2025, U.S. treasury bills with maturities greater than 3 months, which totaled $19.9 million, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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
During each of the three months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our 2025 Form 10-K. The Company’s contingent earn-out shares were recorded at fair value as contingent earn-out liability upon the closing of the Merger and were remeasured each reporting period through the expiration of the earn-out period. The earn-out period expired on March 8, 2026 without achievement of the required milestones. As a result, the Company has no remaining contingent earn-out liability as of March 31, 2026.
The fair value of the contingent earn-out was calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2025	$374
Change in fair value	(374)
Balance at March 31, 2026	$—
Valuation of Contingently Issuable Common Stock and Contingently Returnable Common Stock Asset
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 unvested shares will vest upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our 2025 Form 10-K ("Vesting Conditions"). The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and are remeasured each reporting period. As of March 31, 2026, no milestones have been achieved.
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company if the specified Vesting Conditions are not met. As of March 31, 2026, a total of 729,570 unvested shares had been transferred to individual stockholders' brokerage accounts. As of March 31, 2026, the fair value of the unvested shares recorded as additional paid in capital was $3.7 million. The contractual obligation of the holders to return unvested shares upon failure to meet Vesting Conditions is accounted for as a freestanding financial asset in accordance with ASC 815. This asset was initially recognized at fair value and is remeasured at each reporting period. As of March 31, 2026, the Company recognized a $4.2 million contingently returnable common stock asset, which is included in other assets in our condensed consolidated balance sheets.
The fair value of the contingently issuable common shares and the contingently returnable common stock asset is determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the Monte Carlo model as of March 31, 2026 were as follows: 65% expected stock price volatility, a risk-free rate of return of 3.7%, a 5% likelihood of change in control and a remaining term of 0.3 years. The assumed likelihood of change in control was reduced to 5% as of March 31, 2026 from 10% as of December 31, 2025, reflecting the shortened remaining term.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2025	$1,809
Change in fair value	(1,417)
Balance at March 31, 2026	$392
The following table provides a rollforward of the contingently returnable common stock asset (in thousands):

Balance at December 31, 2025	$4,094
Change in fair value	75
Balance at March 31, 2026	$4,169
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expire in July 2026. The Public Warrants are classified as a liability and are subsequently remeasured to fair value at each reporting date based on the closing price as reported by Nasdaq on the last date of the reporting period. As of March 31, 2026, 14,324,893 Public Warrants are outstanding.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2025	$3,862
Change in fair value	(2,044)
Balance at March 31, 2026	$1,818
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

Distribution and License Agreement
In March 2023, the Company entered into a distributor licensing agreement (the "Distribution and License Agreement") with Columbia Electrical Contractors, Inc. ("Columbia Tech"). Columbia Tech, a wholly-owned subsidiary of Coghlin Companies, which had served as the Company's primary contract manufacturer. Under this arrangement, the Company granted a license of its intellectual property to Columbia Tech, which contracted directly with certain of the Company's resellers to fulfill sales demand where the end-user customer preferred to purchase the hardware equipment as

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
opposed to lease the equipment. Columbia Tech paid the Company a hardware license fee for each system it manufactured and sold under the agreement. In these instances, the Company still contracted directly with the reseller to provide a multi-year SaaS and maintenance subscription to the end-users. The Distribution and License Agreement expired on December 31, 2025, and the Company no longer offers the distributor license model.
The Company previously assessed whether it operated as the principal or as an agent in relation to the sale of product made by Columbia Tech to the Company's resellers pursuant to the Distribution and License Agreement. The Company considered various factors, including but not limited to, inventory risk, discretion in establishing pricing, and which entity is primarily responsible for fulfillment. Based on an evaluation of the facts and circumstances, the Company concluded that Columbia Tech was the principal in the arrangement. The Company therefore did not recognize revenue in relation to sales of product pursuant to the Distribution and License Agreement, but did recognize revenue in relation to license fees received from Columbia Tech and the SaaS and maintenance subscription contracts, each as further described below.

Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2026:

	Less than 1 year	1 - 2 years	More than 2 years	Total
Product revenue	$5,004	$—	$—	$5,004
Subscription revenue	69,191	72,105	76,799	218,095
Service revenue	25,259	23,311	26,602	75,172
License fee and other revenue	575	38	78	691
Total revenue	$100,029	$95,454	$103,479	$298,962
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is unconditional and only subject to the passage of time. As of March 31, 2026 and December 31, 2025, the Company had $1.2 million and $0.9 million in current portion of contract assets and both less than $0.1 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $31.0 million during the three months ended March 31, 2026 that was included in the December 31, 2025 deferred revenue balance. The Company recognized revenue of $24.7 million during the three months ended March 31, 2025 that was included in the December 31, 2024 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2025	$91,640
Revenue recognized in relation to the beginning of the year contract liability balance	(31,024)
Revenue deferred	31,734
Balance at March 31, 2026	$92,350
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income on lease receivables	$15	$29
Lease income - operating leases	23,148	19,237
Total lease revenue	$23,163	$19,266
The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue	$13,421	$2,322
Subscription revenue	23,148	19,237
Service revenue	8,589	6,730
License fees	172	3,203
Professional services and other revenue	998	515
Total revenue	$46,328	$32,007

Partner Rebate Program
In 2025, the Company implemented a channel partner rebate program (the “Rebate Program”) for eligible resellers. Under the Rebate Program, eligible resellers that attain at least 25% of their current fiscal year total contract value (“TCV”) target (“Annual Target”) in a given quarter are eligible for a rebate based upon a percentage of their TCV for that quarter. In addition, resellers that meet their Annual Target are eligible for a one-time rebate based upon a percentage of their total fiscal year TCV, applied as a credit in the subsequent fiscal year. All rebates are issued as credits against future purchases, and no cash rebates are paid. Unused rebate credits are forfeited in the event of a reseller agreement termination.
As of March 31, 2026 and December 31, 2025, the Company has accrued $0.5 million and $1.2 million related to the Rebate Program, respectively, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets. As a substantial amount of the Company's revenue from eligible resellers is recognized over-time, rebate liabilities are recognized as contract assets, amortized as reductions to revenue over time, consistent with the recognition of the underlying revenue. As of March 31, 2026, the Company's condensed balance sheet includes $0.2 million and $0.8 million in current portion of contract asset and contract asset, noncurrent, respectively. The Company

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized $0.2 million and $0.6 million of current portion of contract asset and contract asset, noncurrent in our condensed consolidated balance sheets, respectively, as of December 31, 2025. The Company recognized $0.1 million and less than $0.1 million as reduction of revenue for the three months ended March 31, 2026 and 2025, respectively.
Commissions
The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $12.3 million and $13.1 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized commission expense of $2.3 million and $1.5 million, respectively.

Leases
The amount of minimum future leases is based on expected income recognition. As of March 31, 2026, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2026 (nine months remaining)	$69,191
2027	72,105
2028	46,042
2029	25,278
2030	5,249
Thereafter	230
$218,095
6. Accounts Receivable
Allowance for Expected Credit Losses

There were no changes in the allowance for expected credit losses during the three months ended March 31, 2026.
7. Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$2,915	$3,273
Finished goods
Finished goods inventory	5,254	5,317
Uninstalled inventory	87	727
Total	$8,256	$9,317
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computers and telecom equipment	$2,251	$2,350
Lab equipment	6,274	6,274
Furniture and fixtures	111	111
Leasehold improvements	590	607
Leased equipment	148,616	140,981
Capitalized software	22,676	20,889
Sales demo equipment	3,038	3,038
Vehicles	604	604
Equipment held for lease[1]	8,125	10,628
Construction in progress	179	35
	192,464	185,517
Less: Accumulated depreciation and amortization	(64,625)	(57,995)
	$127,839	$127,522
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of March 31, 2026 and December 31, 2025, the net book value of capitalized software was $14.1 million and $13.6 million, respectively. These amounts include $3.1 million and $2.8 million of cumulative capitalized stock-based compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $6.8 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively, which included amortization expense of capitalized software of $1.2 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	March 31, 2026	December 31, 2025
Leased equipment	$148,616	$140,981
Accumulated depreciation	(49,681)	(44,653)
Leased equipment, net	$98,935	$96,328
Depreciation expense related to leased equipment was $5.0 million and $4.1 million during the three months ended March 31, 2026 and 2025, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
The Company recorded losses of $0.2 million from disposals of property and equipment during the three months ended March 31, 2026 related to the disposal of previously leased Evolv Express systems primarily in connection with customer upgrades to the second generation of Express systems, which were recorded in cost of subscription revenue. The Company recorded losses of $0.3 million from disposal of property and equipment during the three months ended March 31, 2025 primarily related to the disposal of leased Evolv Express systems, which were recorded in cost of product revenue.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Term loans payable	$30,000	$30,000
Less: Unamortized debt issuance cost	(1,335)	(1,404)
	28,665	28,596
Less: Current portion of long-term debt	—	—
Long-term debt	$28,665	$28,596
On July 29, 2025, the Company entered into the $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided for an initial $30.0 million term loan facility (the “Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the "Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”). As of March 31, 2026, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available.
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
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum EBITDA covenant that takes effect on June 30, 2027. As of March 31, 2026, the minimum required ARR is $107.3 million, and the Company is in full compliance with all applicable covenant requirements.
Initial Term Loan
The borrowing under the $30.0 million Initial Term Loan is subject to principal repayments beginning in August 2029, following a 48-month interest-only period, and will be repaid in equal installments over the final 12 months of the loan term.
As of March 31, 2026, the unamortized debt issuance costs totaled $1.3 million, and are presented as a direct deduction from the carrying amount of the Initial Term Loan on the condensed consolidated balance sheet and are amortized as interest expense using the effective interest method in accordance with ASC 835. Interest expense related to

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Initial Term Loan totaled less than $0.7 million for the three months ended March 31, 2026. The interest rate in effect as of March 31, 2026 was approximately 8.92%, which includes Term SOFR of 3.67% and an applicable margin of 5.25%. Interest expense related to the amortization of debt issuance costs totaled less than $0.1 million for the three months ended March 31, 2026. No interest expense was recognized for the three months ended March 31, 2025, as there was no debt outstanding during the period.
As of March 31, 2026, future principal payments on long-term debt are as follows (in thousands):

Year Ending December 31:
2026 (remaining nine months)	$—
2027	—
2028	—
2029	12,500
2030	17,500
$30,000
Delayed Draw Term Loan and Revolving Credit Facility
As of March 31, 2026, no amounts had been drawn under the Delayed Draw Term Loan or Revolving Credit Facility. Unused commitments amounted to $30.0 million and $15.0 million under the Delayed Draw Term Loan and Revolving Credit Facility, respectively, as of March 31, 2026. Debt issuance costs allocated to these facilities are paid regardless of whether the funds are drawn down. Such costs are capitalized as prepaid assets and amortized as interest expense on a straight-line basis over their respective access periods, which end on August 1, 2027 and July 1, 2030 for Delayed Draw Term Loan and Revolving Credit Facility, respectively. As of March 31, 2026, the Company recorded $0.7 million in prepaid expenses and other current assets and $0.9 million in other assets in the condensed consolidated balance sheets for costs associated with Delayed Draw Term Loan and Revolving Credit Facility. As of December 31, 2025, the Company recorded $0.7 million in prepaid expenses and other current assets and $1.1 million in other assets in the condensed consolidated balance sheets for costs associated with Delayed Draw Term Loan and Revolving Credit Facility. Capitalized debt issuance cost is amortized as interest expense on a straight-line basis over the period each facility is available to be drawn. Interest expense related to the amortization of debt issuance costs totaled $0.2 million for the three months ended March 31, 2026. No interest expense related to the amortization of debt issuance costs was recognized for the three months ended March 31, 2025, as there was no debt during the period.
The Revolving Credit Facility provides for an unused commitment fee of 0.25% on the undrawn portion of the facility. Interest expense related to the unused commitment fees totaled less than $0.1 million for the three months ended March 31, 2026. No interest expense related to the unused commitment fees was recognized for the three months ended March 31, 2025, as there was no debt during the period.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Stock-Based Compensation
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2025 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2025	8,184,004	$1.25
Exercised	(482,435)	0.67
Outstanding as of March 31, 2026	7,701,569	$1.29	4.2	$36,684

Vested and expected to vest as of March 31, 2026	7,701,569	$1.29	4.2	$36,684
Options exercisable as of March 31, 2026	7,070,412	$1.09	3.9	$35,037
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2025:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2025	10,660,163	$3.85
Granted	3,948,290	5.44
Vested	(3,576,310)	3.40
Forfeited	(184,530)	4.71
Nonvested as of March 31, 2026	10,847,613	$4.57
Market‑Condition Stock‑Based Awards
Market-based Stock Units
During the three months ended March 31, 2025, the Company granted market-based stock units ("MSUs") for which the vesting conditions consist of market-based vesting conditions, determined by the Company's level of achievement of pre-established parameters relating to the performance of the Company's stock price as set by the Board as well as service-based vesting conditions. No MSUs were granted during the three months ended March 31, 2026. Vesting may range from 0% to 200% of the target MSUs granted, based on the achievement of specified market conditions. The

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
awards will be measured at each anniversary of the grant date and will vest following the completion of a performance period, which is generally three years unless shortened in the event of a change in control.
Performance Stock Units
During the three months ended March 31, 2026, the Company granted performance stock units ("PSUs") with market-based vesting conditions based on the Company's relative total shareholder return percentile ranking compared to the specified stock market index over the applicable performance period, subject to a continued service-based vesting requirement. No PSUs were granted during the three months ended March 31, 2025. The number of PSUs that may vest ranges from 0% to 250% of the target PSUs granted, based on the achievement of the specified market-based measures. The awards vest following the completion of a performance period, which is generally three years, subject to continued service-based vesting requirement, except that the awards may provide for prorated vesting upon a termination by the Company without cause or by the participant for good reason (as defined in the applicable award agreements). The Company may, at its discretion, settle vested PSUs in shares of common stock or in cash equal to the fair value of the shares. The PSUs are accounted for as equity-classified awards.
Compensation expense for MSUs and PSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the performance period, regardless of level of achievement of the market conditions. The fair value of the awards was estimated based on a Monte Carlo simulation model, on a weighted average basis:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.4%	4.0%
Expected term (in years)	3.0	3.0
Expected volatility	83.0%	91.7%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company's market-condition stock-based awards activity since December 31, 2025:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2025	1,670,143	$4.93
Granted	1,130,835	9.47
Nonvested as of March 31, 2026	2,800,978	$6.77

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$315	$219
Research and development	1,280	1,115
Sales and marketing	1,566	1,048
General and administrative	2,426	1,972
Restructuring costs	$—	$525
Total stock-based compensation expense	$5,587	$4,879
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
The Company’s tax provision and resulting effective tax rate for interim periods are determined using the estimated annual effective tax rate (“AETR”), which is updated each quarter and adjusted for discrete items recognized in the period. For the three months ended March 31, 2026, the AETR reflects expected taxable income of Evolv UK, consistent with its intercompany transfer pricing policy. The forecast is consistent with year-to-date actual results through March 31, 2026, and excludes any mark-to-market adjustments. While the overall tax provision remains immaterial due to the Company's full valuation allowance, a portion of the prior-year net operating losses of Evolv UK expected to be utilized is subject to uncertainty. As a result, a corresponding unrecognized tax benefit has been included within the AETR.
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
12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(5,009)	$(1,689)

Denominator:
Weighted average common shares outstanding - basic and diluted	177,057,656	160,808,391
Net loss per share attributable to common stockholders – basic and diluted	$(0.03)	$(0.01)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2026	2025
Options issued and outstanding	7,701,569	17,435,329
Public Warrants to purchase common stock	14,324,893	14,324,893
Warrants to purchase common stock (Finback)	—	117,423
Unvested restricted stock units	10,847,613	12,713,887
Unvested market-based and performance stock units*	2,800,978	1,456,225
Earn-out shares*	—	15,000,000
Contingently issuable common stock*	1,167,930	1,897,500
	36,842,983	62,945,257
*Issuance of MSUs, PSUs, Earn-out shares, and Contingently issuable common stock is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.
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
General Litigation

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class Action Lawsuits
On March 25, 2024 and November 1, 2024, putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts. On December 13, 2024, the Court consolidated the two lawsuits into one action (the “Class Action”), pursuant to which a consolidated amended complaint was filed against the Company, certain former executives, a current director, and individuals associated with NewHold Investment Corp. Lead Plaintiff Robert Falk and additional plaintiffs Chris Williams, Tim R. Carrillo and Chris Swanson (“Class Action Plaintiffs”) allege that the Company violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and the Company’s revenue recognition. The Class Action Plaintiffs seek various forms of relief, including compensatory damages, reasonable costs and expenses, attorneys’ fees, and expert fees. The Company filed its motion to dismiss the Class Action on March 28, 2025, and the Class Action Plaintiffs filed their opposition to the motion to dismiss on June 24, 2025. On June 30, 2025, the Court issued an order staying the Class Action, including disposition on the motion to dismiss, pending settlement negotiations. On August 5, 2025, the parties to the Class Action engaged in mediation and reached a settlement in principle in the amount of $15.0 million, which is subject to negotiation of definitive documentation and court approval, of which the Company estimated that $14.0 million would be funded by the Company's Directors and Officers insurance coverage. On August 19, 2025, after receiving notice of the anticipated settlement agreement, the Court denied the motion to dismiss with leave to renew if warranted. On April 13, 2026, Class Action Plaintiffs filed a motion for preliminary approval of the settlement agreement. On April 16, 2026, the Court granted preliminary approval of the settlement agreement, stayed all proceedings in the Class Action other than to carry out and enforce the settlement agreement, and scheduled a final fairness hearing for September 24, 2026.
The Company has previously recognized a settlement accrual of $15.0 million and an estimated insurance recovery of $14.0 million, which remain in accrued expenses and other current liabilities and prepaid and other current assets in the condensed consolidated balance sheets as of December 31, 2025, respectively, representing management's best estimate of the outcome. The Company was subsequently notified that an additional $0.3 million will be recovered and has adjusted the insurance recovery receivable to $14.3 million as of March 31, 2026. The related adjustment was recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2026.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On May 4, 2026, the Company reached an agreement in principle to settle the Massachusetts Derivative Action, the First Delaware Derivative Action, and the Second Delaware Derivative Action. The proposed settlement is subject to the execution of definitive settlement documentation and court approval. The Company has agreed to implement certain corporate governance reforms and to cause the Company’s directors’ and officers’ liability insurance carriers to pay plaintiffs’ counsel a fee of $1.3 million. The Company does not expect the proposed settlement to have a material adverse effect on its condensed consolidated balance sheet, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows.
Regulatory and Governmental Matters
In February 2024, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”), requesting documents and information relating to certain aspects of the Company’s marketing practices, and the Company has since received additional related requests. The Company is cooperating with the SEC’s investigation. On November 1, 2024, the Company received a voluntary document request from the U.S. Attorney’s Office of the Southern District of New York (the “DOJ”) relating to a previously disclosed investigation and related restatement of prior period financial statements, and has since received additional requests for documents and information relating to this matter. By letter dated August 7, 2025, the DOJ informed the Company that the Company is no longer the subject of a DOJ investigation.
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
Any resolution or litigation with the SEC or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate, but we have not accrued a loss pertaining to the SEC matter. In addition to the expected insurance recovery discussed above related to the Class Action litigation, the Company's defense costs for counsel and consultants in connection with the securities litigation and the related SEC and DOJ matters, including certain expenses that have previously been paid, are also expected to be reimbursed. The Company recognized estimated loss recoveries related to insurance coverage for these matters of $1.1 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively, which were recorded as reductions of general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. These amounts reflects costs that have been confirmed covered by the Company’s insurance providers, as well as an estimate of other claims the Company has determined are probable of recovery. During the three months ended March 31, 2026, $1.2 million of these recoveries were paid out by the Company's insurance provider. No insurance recoveries were paid out during the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, remaining estimated recoveries of $1.2 million and $1.3 million were included in prepaid and other current assets in the condensed consolidated balance sheets, respectively.
As it relates to these losses for which the Company has determined recovery to be probable, the Company cannot provide any assurance that additional costs related to these matters will not exceed the limits of its insurance policies, that other such claims, for which a loss recovery could not be estimated, are covered by the terms of its insurance policies or

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
that its insurance carrier will be able to cover all related claims. There can be no assurance as to the timing or the terms of the ultimate outcome of these investigations or their potential effect, if any, on us or our results of operations. We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received, net of estimated recoveries.
Contract manufacturers
The Company generally contracts with its contract manufacturers on a cancellable, purchase-order basis. The Company has a contract in the normal course of business with its contract manufacturers to provide manufacturing services for the Company's equipment sold or leased to customers. While these contracts are cancellable by the Company upon prior notice, payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not determinable, but could result in a material purchase commitment if the Company were to cancel their open purchase orders.
14. Segment Information
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
Information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment revenue	$46,328	$32,007
Less:
Employee expense	19,270	16,369
Stock-based compensation expense[1]	5,587	4,354
Other non-recurring expenses[2]	(99)	3,561
Consulting and contract staffing	3,094	3,277
Depreciation and amortization	6,801	5,529
Restructuring costs	—	2,662
Other cost of revenue	13,269	5,688
Other operating expenses	6,878	4,956
Other segment items[3]	(3,463)	(12,700)
Segment net loss[4]	$(5,009)	$(1,689)

1 For the three months ended March 31, 2025, excludes incremental expense related to modified awards included in the Restructuring costs line. See Note 15, Restructuring Charges for additional information.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2 For the three months ended March 31, 2026 and 2025, includes consulting and legal fees and additional audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements, net of estimated insurance recoveries.
3 Refer to Total other income (expense), net and provision for income taxes in the condensed consolidated statements of operations and comprehensive loss.
4 Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported total segment net loss.
15. Restructuring Charges
In January 2025, the Company implemented a Board-approved reduction in force affecting 41 members of its workforce. This action was part of the Company’s initiative to increase its profitability and cash flow as the Company seeks further flexibility to pursue its investment strategy with certain growth opportunities.
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
All actions related to the reduction in force were completed by March 31, 2025, with the exception of certain severance obligations that were payable over various periods through November 2025 under the Company's Severance And Change In Control Plan. All amounts were paid out prior to December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2025 Form 10-K and in other parts of this Quarterly Report on Form 10-Q.

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
Business Overview
Evolv, a Delaware corporation formed in 2021, is a leading security technology company pioneering Artificial Intelligence (“AI”)-powered screening solutions designed to help create safer environments while maintaining efficient visitor flow and a positive visitor experience. We serve customers across a range of end markets, including education, healthcare, sports, live entertainment, tourist attractions, houses of worship, and industrial workplaces. Our mission is to make the world a safer and more enjoyable place to live, work, learn, and play. Our goal is to help facility operators address escalating gun violence, mass shootings and terrorist attacks while maintaining a positive visitor experience.
Our solutions are delivered through a Security-as-a-Service model that integrates our proprietary sensor platform and AI-powered software, cloud connectivity, and ongoing services. We deliver our solutions through two sales models: a pure subscription model and a purchase subscription model, each of which requires both hardware and an active, connected software subscription. We believe this integrated approach reflects the full scope of our offering and aligns our long-term interests with those of our customers.
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
Supply Chain Strategy
On November 5, 2025, we entered into a non-exclusive contract manufacturing agreement with Plexus Corp. (“Plexus”). This shift is part of a broader supply chain strategy aimed at enhancing scalability, geographic diversification, creating long-term cost-saving opportunities, and operational resiliency. As Plexus is brought onboard, we believe we maintain sufficient inventory and committed production capacity to meet our growth targets with our existing contract manufacturer, ensuring uninterrupted service and consistent delivery to customers.
We regularly evaluate our supply chain structure to mitigate risks, including supplier concentration and dependencies, global chipset and semiconductor supply constraints, including memory and compute components used in AI‑enabled products, long and variable lead times, cost volatility, and supplier allocation practices. While we are actively managing the effects of these global market conditions on the supply of certain components, there can be no assurance that supplier capacity constraints, inventory availability, or supply‑chain disruptions will not impact our ability to meet customer demand in future periods. We continue to monitor risks associated with supplier onboarding, logistics, and supplier performance. These factors may influence cost of revenue, inventory levels, working capital, and our ability to meet customer demand in future periods.
General Economic and Market Conditions
We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of rising inflation and interest rates on business spending; supply chain constraints, operational challenges, and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including the conflicts in Europe and the Middle East; and recessionary trends. See the risk factor titled “Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales” in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. While these factors continue to evolve, we plan to remain flexible and optimize our business as appropriate and allocate resources, as necessary.
Adoption of our Security Screening Products
We believe the world will continue to focus on the safety and security of people in the places where they gather. Many of these locations, such as professional sports venues, educational institutions, and healthcare facilities, are moving toward a more frictionless security screening experience. We are well-positioned to take advantage of this opportunity due to our proprietary technologies and distribution capabilities. Our products are designed to empower venues and facilities to realize the full benefits of advanced security screening, including rapid visitor throughput and minimal security staff to screened visitor physical contact. We expect that our results of operations, including revenue, will fluctuate for the foreseeable future as venues and facilities continue to shift away from conventional security screening processes towards touchless security screening or consider security screening processes for the first time. The degree to which potential and current customers recognize these benefits and invest in our products will affect our financial results.

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

Development and Commercialization of our Products
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $46.3 million and $32.0 million for the three months ended March 31, 2026 and 2025, respectively. We generated a net loss of $5.0 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling the use of third-party contract manufacturers, and continuing research and development efforts to develop new products and further enhance our existing products.
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
We define ARR as the sum of subscription revenue and the recurring service revenue related to purchase subscriptions for the final month of the quarter all multiplied by twelve. The amount of revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly due to differences in our recurring and non-recurring revenue streams. To the extent that we are negotiating a renewal or upgrade with a customer after the expiration of the subscription and we are continuing to provide service to that customer, we may continue to include that associated revenue in ARR. If a customer notifies us that it is not renewing its subscription, we will continue to include associated revenue in ARR through the natural expiration of the subscription term. ARR should be viewed independently of, and not as a substitute for or forecast of, revenue or deferred revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.
As of March 31, 2026, ARR was $127.3 million, compared to $106.0 million as of March 31, 2025, representing year over year growth of 20%. This increase was driven by the addition of nearly 250 customers during 2025, expanded deployments by existing customers and increased demand for our pure subscription and purchase subscription sales models which generate a higher proportion of recurring revenue compared to our legacy distribution subscription sales model (see "Sales Models”).
RPO. We believe Remaining Performance Obligation ("RPO"), a measure of expected future revenue from active customers, to be a key indicator of our performance. As disclosed in Note 5 to our financial statements, RPO at March 31, 2026 was $299.0 million, an increase of approximately 2% from December 31, 2025, driven by continued market demand.
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
The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,009)	$(1,689)
Depreciation and amortization	6,801	5,530
Stock-based compensation	5,587	4,879
Interest expense (income)	447	(388)
Provision for income taxes	(37)	63
Change in fair value of contingent earn-out liability	(374)	(8,976)
Change in fair value of contingently issuable/returnable common stock liability/asset	(1,492)	(1,653)
Change in fair value of public warrant liability	(2,044)	(1,721)
Loss on disposal of leased equipment	164	321
Non-recurring employee restructuring and other separation costs	—	2,137
Other non-recurring legal and regulatory costs	(99)	3,561
Adjusted EBITDA	$3,944	$2,064
For the three months ended March 31, 2026, Adjusted EBITDA was $3.9 million, compared to $2.1 million for the three months ended March 31, 2025, representing an improvement of $1.9 million year-over‑year. This improvement was primarily driven by revenue growth, increased operating leverage, and continued discipline in managing operating expenses, partially offset by higher investments to support growth initiatives and customer deployments.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations and our Senior Secured Credit Facilities. See “Liquidity and Capital Resources” as well as “Risks Related to Our Financial Condition and Liquidity” for more information. Additionally, as discussed in Note 13, Commitments and Contingencies, to our condensed consolidated financial statements for the three months ended March 31, 2026, we are involved in certain legal proceedings, including a government investigation. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company, may differ materially from our current estimates.
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
Subscription Revenue
Subscription revenue consists of revenue derived from leasing Evolv Express and eXpedite systems to our customers. Lease terms are typically four years and customers generally pay either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. Equipment leases are generally classified as operating leases and recognized ratably over the duration of the lease. There are no contingent lease payments as part of these arrangements.
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
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. Revenue for professional services and other one-time revenue, which had previously been included in service revenue, has been reclassified for prior periods to License fee and other revenue on the consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2025, we discontinued quoting under this basis, and the agreement with Columbia Tech expired on December 31, 2025. All new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward. Thus, license revenue from this agreement is expected to be reduced to zero over time, replaced by increased product revenue, which will in turn provide an increase in gross profit over the duration of the contract.

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
General and Administrative
General and administrative expenses consist primarily of personnel related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance, net of any probable and reasonably estimable insurance recoveries or received insurance recoveries. During the first and second quarter of the year ended 2025, we experienced a significant increase in general and administrative expenses, primarily for legal fees and consulting expenses in connection with a previously disclosed investigation and restatement of prior period financial statements. Such costs began to decline in the second half of 2025 as certain of our legal and consulting expenses normalized. We expect our general and administrative expenses to decrease for the year ending December 31, 2026, as expenses incurred in 2025 related to a previously disclosed investigation and restatement of prior period financial statements are believed to be substantially non-recurring.
Restructuring Costs
Restructuring costs consists of termination charges arising from severance obligations, incremental non-cash expense related to extended eligibility for the vesting of certain equity awards, and other customary employee benefit payments in connection with a reduction in force. See Note 15, Restructuring Charges for additional information.
Interest Expense
Interest expense includes interest on our long-term debt, amortization of debt issuance costs, and unused commitment fees.
Interest Income
Interest income relates primarily to interest earned on our money market funds and treasury bills.
Change in Fair Value of Contingent Earn-out Liability
In connection with the Merger and pursuant to the Merger Agreement, certain of Legacy Evolv’s initial shareholders were entitled to receive additional shares of our common stock upon us achieving certain milestones. The earn-out arrangement with the Legacy Evolv shareholders was accounted for as a liability and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive (loss) income. The earn-out period expired on March 8, 2026 without achievement of the required milestones.

Change in Fair Value of Contingently Issuable Common Stock Liability and Contingently Returnable Common Stock Asset
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock, referred to as Founder Shares. Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones, subject to expiration in July 2026, and 517,500 Founder Shares were contributed to Give Evolv LLC. The 1,897,500 outstanding contingently issuable common shares are accounted for either as a liability, if still held at the Company's transfer agent, or as an asset as described below, and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss.
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company if the specified vesting conditions are not met. As of March 31, 2026, a total of 729,570 unvested shares had been transferred to individual brokerage accounts, resulting in a reduction to the contingently issuable common stock liability and recognition of the value of the shares as outstanding equity. The contractual obligation of the holders to return the transferred shares upon failure to meet vesting conditions is accounted for as a freestanding financial asset. This asset is initially recognized at fair value and remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. The enacted legislation did not have a material impact on our financial position, results of operations, or effective tax rate for the three months ended March 31, 2026, primarily due to our full valuation allowance position on U.S. deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from Evolv UK. We will continue to monitor and evaluate all applicable provisions of the OBBBA and any potential future impact on our consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue:
Product revenue	$13,421	$2,322	$11,099	478%
Subscription revenue	23,148	19,237	3,911	20
Service revenue	8,589	6,730	1,859	28
License fee and other revenue	1,170	3,718	(2,548)	(69)
Total revenue	46,328	32,007	14,321	45
Cost of revenue:
Cost of product revenue	11,856	3,184	8,672	272
Cost of subscription revenue	8,367	7,896	471	6
Cost of service revenue	2,192	1,705	487	29
Cost of license fee and other revenue	314	72	242	336
Total cost of revenue	22,729	12,857	9,872	77
Gross profit	23,599	19,150	4,449	23
Operating expenses:
Research and development	5,885	4,862	1,023	21
Sales and marketing	12,671	11,043	1,628	15
General and administrative	13,515	14,972	(1,457)	(10)
Restructuring costs	—	2,662	(2,662)	(100)
Total operating expenses	32,071	33,539	(1,468)	(4)
Loss from operations	(8,472)	(14,389)	5,917	41
Other income, net
Interest expense	(962)	(1)	(961)	(96,100)
Interest income	515	389	126	32
Other (expense) income, net	(37)	25	(62)	(248)
Change in fair value of contingent earn-out liability	374	8,976	(8,602)	(96)
Change in fair value of contingently issuable/returnable common stock liability/asset	1,492	1,653	(161)	(10)
Change in fair value of public warrant liability	2,044	1,721	323	19
Total other income, net	3,426	12,763	(9,337)	(73)
Loss before income taxes	$(5,046)	$(1,626)	$(3,420)	(210)%
(Benefit) provision for income taxes	$(37)	$63	$(100)	(159)%
Net loss	$(5,009)	$(1,689)	$(3,320)	(197)%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 48 new end-users during the three months ended March 31, 2026, and (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Product revenue	$13,421	$2,322	$11,099	478%
Cost of product revenue	$11,856	$3,184	$8,672	272%
Gross profit (loss) - Product revenue	$1,565	$(862)	$2,427	282%
Gross profit margin - Product revenue	12%	(37)%	N/A	49%
The increases in product revenue and cost of product revenue for the three months ended March 31, 2026 compared to the prior year period are primarily due to an increased utilization of our purchase subscription model, in which the customers purchase Evolv Express and Evolv eXpedite systems directly from us. During the three months ended March 31, 2026, we recognized product revenue related to a large customer order which contributed approximately $1.9 million to product revenue, which included certain non-recurring engineering deliverables at higher margins than our typical product sales. The increase in product gross profit margin for the three months ended March 31, 2026 compared to prior year period was also driven by our ability to leverage our fixed costs over a higher revenue base, partially offset by an increase in outbound shipping costs of $0.4 million due to higher shipping volume and increase in manufacturing expense of $0.3 million.
Subscription Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Subscription revenue	$23,148	$19,237	$3,911	20%
Cost of subscription revenue	$8,367	$7,896	$471	6%
Gross profit - Subscription revenue	$14,781	$11,341	$3,440	30%
Gross profit margin - Subscription revenue	64%	59%	N/A	5%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to continued growth in our customer base as of March 31, 2026 compared to the prior year, with a higher number of active Evolv Express and Evolv eXpedite systems deployed under our pure subscription model during the three months ended March 31, 2026. The increase in subscription gross profit margin is also driven by a $1.2 million decrease in field services cost related to our subscription systems during the three months ended March 31, 2026.

Service Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Service revenue	$8,589	$6,730	$1,859	28%
Cost of service revenue	$2,192	$1,705	$487	29%
Gross profit - Service revenue	$6,397	$5,025	$1,372	27%
Gross profit margin - Service revenue	74%	75%	N/A	(1)%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to the growth in the number of active revenue-generating purchase subscription systems in the field during the three months ended March 31, 2026, compared to the prior year period. The gross profit margin was consistent with the prior period.
License fee and other revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
License fee and other revenue	$1,170	$3,718	$(2,548)	(69)%
Cost of license fee and other revenue	$314	$72	$242	336%
Gross profit - License fee and other revenue	$856	$3,646	$(2,790)	(77)%
Gross profit margin - License fee and other revenue	73%	98%	N/A	(25)%
The decreases in license fee and other revenue and gross profit are primarily driven by $0.2 million of license fee revenue earned during the three months ended March 31, 2026 compared to $3.2 million earned during the prior year period under the Distribution and License Agreement due to the expiration and non-renewal of the agreement effective December 31, 2025. The decrease in gross profit margin is primarily due to the reduction in license fee revenue, which has no associated cost of revenue.
Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$4,405	$3,850	$555	14%
Materials and prototypes	280	67	213	318%
Professional fees	673	672	1	—%
Other	527	273	254	93%
	$5,885	$4,862	$1,023	21%
The increase in personnel related expenses is primarily due to an increase in payroll costs and stock-based compensation of $0.5 million, which resulted primarily from new hires in our research and development functions to support continued product innovation. Other expense increased primarily due to an increase in software subscription costs of $0.2 million.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$9,670	$8,504	$1,166	14%
Advertising and direct marketing	721	583	138	24%
Travel and entertainment	905	544	361	66%
Professional fees	491	645	(154)	(24)%
Other	884	767	117	15%
	$12,671	$11,043	$1,628	15%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation of $1.0 million, which resulted primarily from new hires in our sales and marketing functions to support increased sales volume. Stock-based compensation expense included in sales and marketing expenses was $1.6 million for the three months ended March 31, 2026 compared to $1.0 million for the three months ended March 31, 2025. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales meetings.
General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$7,043	$5,304	$1,739	33%
Professional fees	2,852	2,658	194	7%
Insurance costs	769	731	38	5%
Non-recurring professional fees and other expenses	2,851	6,279	(3,428)	(55)%
	$13,515	$14,972	$(1,457)	(10)%
Personnel related expenses increased due to an increase in payroll costs and stock-based compensation of $1.7 million, resulting from expanding our general and administrative team during the past twelve months while reducing the use of outsourced contractors and consultants. Stock-based compensation expense included in general and administrative expenses was $2.4 million for the three months ended March 31, 2026 compared to $2.0 million for the three months ended March 31, 2025. Non-recurring professional fees and other expenses decreased primarily due to a $6.3 million decrease in consulting and legal fees and audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements and $0.3 million decrease in estimated net losses related to class action lawsuits, partially offset by a decrease in insurance recoveries of $2.9 million.
Restructuring Costs
Restructuring costs of $2.7 million for three months ended March 31, 2025 resulted from the reduction in force in January 2025. Stock-based compensation expense included in restructuring costs was $0.5 million for the three months ended March 31, 2025. No restructuring cost was recognized for the three months ended March 31, 2026.
Interest Expense
Interest expense of $1.0 million for the three months ended March 31, 2026 related to interest on long-term debt, amortization of debt issuance costs, and unused commitment fees. No interest expense was recognized for the three months ended March 31, 2025, as there was no debt outstanding during the period.
Interest Income
Interest income of $0.5 million for the three months ended March 31, 2026 and $0.4 million for the three months ended March 31, 2025 related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned increased primarily due to higher average balances in interest-bearing accounts during the three months ended March 31, 2026 compared to during the three months ended March 31, 2025.

Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $0.4 million gain for the three months ended March 31, 2026, resulting from the expiration of the earn-out period. Change in the fair value of the contingent earn-out liability resulted in a $9.0 million gain for the three months ended March 31, 2025, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Change in the fair value of the contingently issuable/returnable common stock liability/asset resulted in gains of $1.5 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in gains of $2.0 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, resulting from quarterly mark-to-market adjustments.
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
Liquidity and Capital Resources
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. We expect these needs to continue as we develop and grow our business. As of March 31, 2026, we had $61.1 million in cash, cash equivalents, and marketable securities, with outstanding debt of $30.0 million and available additional debt of up to $45.0 million, as detailed below. We incurred a net loss of $5.0 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. Operating activities resulted in cash outflows of $3.2 million and $2.5 million during the three months ended March 31, 2026 and 2025, respectively. We expect to continue to generate net losses for the foreseeable future.
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
As described below, on July 29, 2025 (the "Closing Date"), Evolv Technologies, Inc. entered into the $75.0 million MidCap Credit Agreement, the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided for an initial $30.0 million term loan facility, a $30.0 million delayed draw facility (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit. On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs. As of March 31, 2026, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available.
We expect our cash, cash equivalents, and marketable securities of $61.1 million as of March 31, 2026, together with cash we expect to generate from future operations and our borrowing availability under our Senior Secured Credit Facilities, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth.

Under the MidCap Credit Agreement, we are also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) covenant that takes effect on June 30, 2027. As of March 31, 2026, the minimum required ARR is $107.3 million, and we are in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from May 12, 2026.

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
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary affirmative and negative covenants, including a minimum annual recurring revenue covenant, a minimum EBITDA covenant that takes effect on June 30, 2027, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to customary reporting requirements of periodic financial results. As of March 31, 2026, we were in full compliance with all covenant requirements. See Note 9, Long-term Debt for additional information related to the Senior Secured Credit Facilities.

Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of March 31, 2026. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and the proceeds from our Senior Secured Credit Facilities. Cash, cash equivalents, and marketable securities amounted to $61.1 million as of March 31, 2026.
We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, in August 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. Total future minimum lease payments under this noncancelable operating lease amount to $16.7 million as of March 31, 2026.
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
On March 25, 2024 and November 1, 2024, putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts. As of March 31, 2026, the Company has recognized a settlement accrual of $15.0 million and an estimated insurance recovery of $14.3 million. See Note 13, Commitments and Contingencies for additional information.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,179)	$(2,539)
Net cash provided by (used in) investing activities	9,760	(9,361)
Net cash provided by financing activities	322	20
Effect of exchange rate changes on cash and cash equivalents	28	(46)
Net increase (decrease) in cash and cash equivalents	$6,931	$(11,926)
Operating Activities

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,009)	$(1,689)
Adjustments to reconcile net loss to net cash used in operating activities	9,604	(1,082)
Changes in operating assets and liabilities	(7,774)	232
Net cash used in operating activities	$(3,179)	$(2,539)
Net loss increased from $1.7 million for the three months ended March 31, 2025 to $5.0 million for the three months ended March 31, 2026, as discussed in “Results of Operations” above.
Adjustments to reconcile net loss to net cash used in operating activities for the three months ended March 31, 2026 include $3.9 million of an aggregate change in fair value of the earn-out liability, contingently issuable/returnable common stock warrant liability/asset, and public warrant liability, $5.6 million of stock-based compensation expense, and $6.8 million of depreciation and amortization. For the three months ended March 31, 2025, such adjustments included $12.4 million of an aggregate change in fair value of the earn-out liability, contingently issuable/returnable common stock liability/asset, and public warrant liability, offset by $4.9 million of stock-based compensation expense and $5.5 million of depreciation and amortization.
Changes in operating assets and liabilities for the three months ended March 31, 2026 are primarily related to the following:

•$11.9 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$4.2 million decrease in accrued expenses and other current liabilities primarily due to the payment of 2025 bonuses and commissions during the three months ended March 31, 2026, partially offset by a $1.3 million settlement accrual for the derivative matters; and
•$1.9 million increase in prepaid expenses and other current assets primarily due to increases in estimated insurance recoveries, partially offset by
•$7.6 million increase in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid) due primarily to the timing of vendor payments;

•$1.7 million decrease in inventory primarily due to an increased focus on efficient inventory management, partially offset by a decrease in products expected to be leased to customers;
•$0.7 million increase in deferred revenue due to a higher volume of sales; and
•$0.6 million decrease in commission assets driven by amortization exceeding new commission capitalized during the period.
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
Investing Activities
During the three months ended March 31, 2026, cash provided by investing activities was $9.8 million, consisting of $14.7 million of net cash provided by redemptions of marketable securities, offset by $3.7 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers and $1.2 million for the development of internal-use software and software embedded in products to be sold or leased.

During the three months ended March 31, 2025, cash provided by investing activities was $9.4 million, consisting of $12.7 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers, and $1.6 million for the development of internal-use software and software embedded in products to be sold or leased, offset by $4.9 million of net cash provided by purchases and redemptions of marketable securities.
Financing Activities
During the three months ended March 31, 2026, cash provided by financing activities was $0.3 million, consisting of proceeds from the exercise of stock options.
During the three months ended March 31, 2025, cash provided by financing activities was less than $0.1 million, consisting of proceeds from the exercise of stock options.
Recent Accounting Pronouncements
As further discussed in Note 2, Summary of Significant Accounting Policies, there have been no new accounting pronouncements issued since the issuance of the 2025 Form 10-K that may have a material impact on our consolidated financial position, results of operations or cash flows. There has been one accounting pronouncements that became effective since the issuance of the 2025 Form 10-K.
Critical Accounting Estimates
Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our 2025 Form 10-K. Other than disclosures related to estimating the fair value of performance stock units, as discussed below, there have been no material changes to our critical accounting estimates during the three months ended March 31, 2026.

Performance Stock Units
Beginning in 2026, the Company began granting PSUs to certain of its employees. These PSUs are subject to certain market-based vesting conditions based on the Company's relative total shareholder return percentile ranking compared to the specified stock market index over the applicable performance period, subject to a continued service-based vesting requirements. The estimated grant date fair value of PSUs granted by the Company is determined using a Monte Carlo simulation that simulates the future path of the Company’s stock price throughout the performance period. The assumptions utilized in the calculation are based on the achievement of certain performance measurement including expected stock price volatility, risk-free rate of return, and remaining term.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Effective beginning in the first quarter of 2026, we are no longer a smaller reporting company. However, pursuant to Item 305(c) of Regulation S‑K, we are not required to provide the disclosures required by this Item until the first fiscal year end in which Item 305 becomes applicable to us.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in our internal control over financial reporting as described below.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 13, Commitments and Contingencies in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and is incorporated by reference herein.
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
•We are and may in the future be subject to investigations, regulatory enforcement proceedings, and litigation, including by the SEC, which could result in enforcement actions, penalties, or other adverse consequences.
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
As disclosed in Part I, Item 4 – Controls and Procedures, of this Quarterly Report on Form 10-Q, material weaknesses in our internal control over financial reporting contributed to the restatement of our consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024.
The material weaknesses will not be considered remediated until management completes the design and implementation of corrective measures, the controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are operating effectively. As detailed in Item 9A, Controls and Procedures, we are working to remediate the material weaknesses, and at this time, we cannot predict the success of our remediation efforts or the outcome of our assessment of such efforts. Further, such remediation efforts may be difficult, time consuming and involve substantial costs, which could adversely affect our business, results of operations and financial condition.We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC, could continue to be adversely affected which, in turn, may result in future misstatements, revisions, and/or restatements or adversely affect our reputation and business and the trading price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, which could further result in loss of investor confidence, a decline in the price of our common stock, delisting of our securities, harm to our reputation and financial condition and/or diversion of financial and management resources from the operation of our business.
Risks Related to Our Business and Operations
We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have a history of losses. We have incurred net losses of $5.9 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $393.7 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties, both foreign and domestic. Generally, our third-party contract manufacturers contract directly with component suppliers, and we rely on our contract manufacturers to manage their supply chains. Our contract manufacturers have experienced, and may in the future experience, supply chain disruptions as a result of health crises, geopolitical tensions, trade restrictions, as well as other global economic impacts or other changes in macroeconomic trends. In the event our contract manufacturers are unable to adequately manage their supply chain or our relationships with our contract manufacturers terminate or are restricted, we could experience delays, which could negatively impact our business, customer relationships, and margins. We also source some materials and components directly from suppliers. While most components and materials for our products are available from multiple suppliers, certain of those items are only available from limited or sole sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and may not be successful in doing so on terms acceptable to it, or at all. In addition, global acceleration in the adoption of AI technologies has increased worldwide demand for semiconductor components, including memory and computer components, which has strained manufacturing capacity and supplier availability and may exacerbate existing supply shortages, lead times, allocation practices, and cost volatility affecting components used in our products.
Recent changes in U.S. trade policy, including judicial, legislative, and executive actions, have created significant uncertainty with respect to the imposition and duration of tariffs and other trade restrictions. In February 2026, the U.S. Supreme Court ruled that certain tariffs previously imposed under the International Emergency Economic Powers Act were invalid. However, the future direction of U.S. trade policy remains uncertain, and new tariffs, duties, trade restrictions or taxes could be imposed under other statutory authorities or as a result of congressional action, trade negotiations, or retaliatory measures by foreign governments. Increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we manufacture, source, or sell materials or products, could have a material adverse effect on our business and financial results. If we cannot find ways to mitigate the potential impacts from tariffs or trade restrictions successfully or in a timely manner, including through pricing actions, sourcing changes or other measures, these additional tariffs and policies could have a significant impact on our business and results of operations.
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
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright, and trade secret laws and contractual protections in the U.S. and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. We maintain a program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. Where applicable, these agreements acknowledge our exclusive ownership of, and assign to us, all intellectual property developed by such individuals or third parties in connection with their work for us and require that all proprietary information disclosed to them by us (or on our behalf) will remain confidential. Such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. See – “The measures we take to protect our trade secrets may not adequately prevent disclosure of trade secrets and other proprietary information.”

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
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part II, Item 1, “Legal Proceedings” and Note 13, Commitments and Contingencies, to our condensed consolidated financial statements for the three months ended March 31, 2026. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger.
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

As of December 31, 2025, we had federal net operating loss carryforwards of $20.1 million, which begin to expire in 2033, and federal net operating loss carryforwards of $248.0 million as of December 31, 2025 which do not expire but are generally limited to offsetting up to 80% of taxable income in any given year.
We had state net operating loss carryforwards of $248.0 million as of December 31, 2025 which may be available to offset future state taxable income and which begin to expire in 2033, depending on jurisdiction-specific rules. Additionally, as of December 31, 2025, we had United Kingdom net operating loss carryforwards of approximately $1.4 million, which do not expire under current UK tax law.
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
We considered the evidence of our history of cumulative net operating losses incurred since inception, as well as other positive and negative evidence bearing upon our ability to realize the deferred tax assets, in respect of our net operating loss carryforwards, and have concluded that it is more likely than not that we will not realize the benefits of deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2025, will be accounted for as follows: approximately $117.1 million will be recognized as a reduction of income tax expense and $2.2 million will be recorded as an increase in equity. The Company reevaluates the positive and negative evidence each fiscal year.
Refer to Note 11, Income Taxes, in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
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
As of March 31, 2026, the $30.0 million initial term loan under our Senior Secured Credit Facilities, as defined below, was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available. Our ability to make payments on, repay or refinance the debt in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control.
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
•changes in executive leadership;
•compliance or enforcement inquiries and government inquiries or investigations and any resulting enforcement actions (such as the ongoing SEC matter and enforcement of the Order);
•risks related to the organic and inorganic growth of our business and the timing of expected business milestones;
•short sales, hedging, and other derivative transactions involving our common stock;
•unanticipated substantial costs; and

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2026, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-39417	3.1	November 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39417	3.1	January 31, 2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
10.1#	Form of Performance-Based Stock Unit Award Agreement under the 2021 Incentive Award Plan	10-K	001-39417	10.19	March 10, 2026
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*
_________________________________
*Filed herewith.
**Furnished herewith.
#    Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 12, 2026

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ George C. Kutsor
Name:	George C. Kutsor
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)