Form 10-Q
period 2026-06-30
Evolv Technologies Holdings, Inc.
filed 2026-08-11
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, there were 181,126,146 shares of Class A common stock, par value $0.0001 per share, outstanding.

i

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including, without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our relationship with significant manufacturers and suppliers, our ability to obtain new customers and retain existing customers, and sell existing and prospective products, research and development costs, our ability to recruit, retain and train staff, the potential benefits of our pure subscription and purchase subscription models, timing and likelihood of success, macroeconomic, market and technology trends, the government regulations that we are subject to, potential exposure to litigation, and plans and objectives of management for future operations and results, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements though not all forward-looking statement use these words or expressions.
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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$52,696	$49,150
Restricted cash	733	—
Marketable securities	9,936	19,885
Accounts receivable, net of allowance for expected credit losses of $700 and $600 as of June 30, 2026 and December 31, 2025, respectively	39,575	30,841
Inventory	8,660	9,317
Current portion of contract assets	2,525	878
Current portion of commission asset	5,596	6,062
Prepaid expenses and other current assets	29,686	35,169
Total current assets	149,407	151,302
Contract assets, noncurrent	7	15
Commission asset, noncurrent	7,716	7,867
Property and equipment, net	128,962	127,522
Operating lease right-of-use assets	11,428	12,303
Other assets	4,503	5,400
Total assets	$302,023	$304,409

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,252	$9,770
Accrued expenses and other current liabilities	37,017	35,293
Current portion of deferred revenue	74,464	74,924
Current portion of operating lease liabilities	3,116	2,989
Total current liabilities	126,849	122,976
Deferred revenue, noncurrent	17,781	16,716
Long-term debt	28,737	28,596
Operating lease liabilities, noncurrent	9,715	10,654
Contingent earn-out liability, noncurrent	—	374
Contingently issuable common stock liability, noncurrent	—	1,809
Public warrant liability, noncurrent	83	3,862
Total liabilities	183,165	184,987
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at June 30, 2026 and December 31, 2025; 180,839,400 and 175,399,488 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	521,062	507,347
Accumulated other comprehensive loss	(113)	(141)
Accumulated deficit	(402,109)	(387,802)
Stockholders’ equity	118,858	119,422
Total liabilities and stockholders’ equity	$302,023	$304,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$9,108	$2,528	$22,529	$4,850
Subscription revenue	24,785	20,200	47,933	39,437
Service revenue	8,962	6,686	17,551	13,416
License fee and other revenue	898	3,130	2,068	6,848
Total revenue	43,753	32,544	90,081	64,551
Cost of revenue:
Cost of product revenue	10,097	5,351	21,953	8,535
Cost of subscription revenue	9,000	8,894	17,367	16,790
Cost of service revenue	2,526	1,710	4,718	3,415
Cost of license fee and other revenue	178	371	492	443
Total cost of revenue	21,801	16,326	44,530	29,183
Gross profit	21,952	16,218	45,551	35,368
Operating expenses:
Research and development	5,781	4,737	11,666	9,599
Sales and marketing	12,695	11,736	25,366	22,779
General and administrative	14,027	17,238	27,542	32,210
Restructuring costs	—	—	—	2,662
Total operating expenses	32,503	33,711	64,574	67,250
Loss from operations	(10,551)	(17,493)	(19,023)	(31,882)
Other income (expense), net
Interest expense	(965)	—	(1,927)	(1)
Interest income	488	224	1,003	613
Other income (expense), net	(17)	136	(54)	161
Change in fair value of contingent earn-out liability	—	(14,200)	374	(5,224)
Change in fair value of contingently issuable/returnable common stock liability/asset	12	(3,900)	1,504	(2,247)
Change in fair value of public warrant liability	1,735	(5,303)	3,779	(3,582)
Total other income (expense), net	1,253	(23,043)	4,679	(10,280)
Loss before income taxes	(9,298)	(40,536)	(14,344)	(42,162)
Provision for (benefit from) income taxes	—	(1)	(37)	62
Net loss	$(9,298)	$(40,535)	$(14,307)	$(42,224)

Weighted average common shares outstanding – basic and diluted	180,103,260	165,252,554	178,588,871	163,042,749
Net loss per share – basic and diluted	$(0.05)	$(0.25)	$(0.08)	$(0.26)

Net loss	$(9,298)	$(40,535)	$(14,307)	$(42,224)
Other comprehensive income (loss)
Cumulative translation adjustment	—	(85)	28	(131)
Total other comprehensive income (loss)	—	(85)	28	(131)
Total comprehensive loss	$(9,298)	$(40,620)	$(14,279)	$(42,355)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	175,399,488	$18	$507,347	$(141)	$(387,802)	$119,422
Issuance of common stock upon net exercise of stock options	482,435	—	322	—	—	322
Issuance of common stock upon vesting of restricted stock units	3,576,310	—	—	—	—	—
Stock-based compensation cost	—	—	5,911	—	—	5,911
Cumulative translation adjustment	—	—	—	28	—	28
Net loss	—	—	—	—	(5,009)	(5,009)
Balances at March 31, 2026	179,458,233	$18	$513,580	$(113)	$(392,811)	$120,674
Issuance of common stock upon net exercise of stock options	745,035	—	245	—	—	245
Issuance of common stock upon vesting of restricted stock units	636,132	—	—	—	—	—
Stock-based compensation cost	—	—	7,237	—	—	7,237
Net loss	—	—	—	—	(9,298)	(9,298)
Balances at June 30, 2026	180,839,400	$18	$521,062	$(113)	$(402,109)	$118,858

Balances at December 31, 2024	159,602,069	$16	$472,331	$(32)	$(354,664)	$117,651
Issuance of common stock upon net exercise of stock options	281,709	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	3,389,364	—	—	—	—	—
Stock-based compensation cost	—	—	5,125	—	—	5,125
Cumulative translation adjustment	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(1,689)	(1,689)
Balances at March 31, 2025	163,273,142	$16	$477,476	$(78)	$(356,353)	$121,061
Issuance of common stock upon net exercise of stock options	5,628,670	1	6,427	—	—	6,428
Issuance of common stock upon vesting of restricted stock units	1,724,550	—	—	—	—	—
Stock-based compensation cost	—	—	5,781	—	—	5,781
Cumulative translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(40,535)	(40,535)
Balances at June 30, 2025	170,626,362	$17	$489,684	$(163)	$(396,888)	$92,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,307)	$(42,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,938	11,318
Write-off of inventory and change in inventory reserve	147	1,794
Loss on disposal of property and equipment	310	1,633
Stock-based compensation	12,440	10,426
Amortization of debt issuance costs	570	—
Amortization of premium on marketable securities, net of change in accrued interest	211	127
Non-cash lease expense	875	844
Change in allowance for expected credit losses	100	166
Change in fair value of earn-out liability	(374)	5,224
Change in fair value of contingently issuable/returnable common stock liability/asset	(1,504)	2,247
Change in fair value of public warrant liability	(3,779)	3,582
Changes in operating assets and liabilities
Accounts receivable	(8,834)	(13,325)
Inventory	2,278	6,141
Commission assets	617	73
Contract assets	(1,639)	(236)
Other assets	592	197
Prepaid expenses and other current assets	(596)	(18,849)
Accounts payable	6,385	6,120
Deferred revenue	605	6,205
Accrued expenses and other current liabilities	1,500	18,374
Operating lease liability	(812)	(263)
Net cash provided by (used in) operating activities	8,723	(426)
Cash flows from investing activities:
Development of internal-use software	(2,640)	(3,112)
Purchases of property and equipment	(12,137)	(15,299)
Purchases of marketable securities	(9,894)	(9,875)
Proceeds from maturities of marketable securities	19,632	24,675
Net cash used in investing activities	(5,039)	(3,611)
Cash flows from financing activities:
Proceeds from exercise of stock options	567	4,095
Net cash provided by financing activities	567	4,095
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	28	(131)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,279	(73)
Cash, cash equivalents, and restricted cash
Cash and cash equivalents at beginning of period	49,150	37,015
Cash, cash equivalents, and restricted cash at end of period	$53,429	$36,942
Supplemental disclosure of cash flow information
Cash paid for interest	$1,357	$1
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$1,768	$3,297
Capital expenditures incurred but not yet paid	5,706	4,340
Capitalization of stock compensation	708	480
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$52,696	$36,942
Restricted cash	733	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$53,429	$36,942
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
The Company offers two primary products, Evolv Express® and Evolv eXpedite™, which are designed to efficiently screen high volumes of people and bags for concealed threats. These products and their associated services are designed to capture valuable visitor data customers can leverage to inform their security operations, while providing end-users with an approachable and non-intrusive security experience. The Company is headquartered in Waltham, Massachusetts.

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Evolv” refer to the consolidated operations of Evolv Technologies Holdings, Inc. and its wholly owned subsidiaries, which include Evolv Technologies, Inc., Evolv Technologies UK Ltd. (“Evolv UK”) and Give Evolv LLC. References to “NHIC” refer to our legal predecessor, a special-purpose acquisition company, prior to the consummation of our business combination on July 16, 2021 (the “Merger”), and references to “Legacy Evolv” refer to Evolv Technologies, Inc. d/b/a Evolv Technology, Inc. prior to the consummation of the Merger. The Merger was contemplated by the Agreement and Plan of Merger, dated March 5, 2021, with NHIC Sub Inc., NHIC, and Legacy Evolv, as amended by that certain First Amendment to Agreement and Plan of Merger dated June 5, 2021 (as amended, the “Merger Agreement”).

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
Liquidity and capital resources
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of June 30, 2026, the Company had $62.6 million in cash, cash equivalents, and marketable securities, with outstanding debt of $30.0 million and available additional borrowings of up to $45.0 million, as detailed below. We incurred a net loss of $14.3 million and $42.2 million for the six months ended June 30, 2026 and 2025, respectively, and operating activities resulted in cash inflow of $8.7 million and outflow of $0.4 million during the six months ended June 30, 2026 and 2025, respectively. The Company expects to continue to generate losses for the foreseeable future.
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
On July 29, 2025 (the “Closing Date”), the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided an initial $30.0 million term loan facility (the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
“Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the “Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”). On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs paid at closing. As of June 30, 2026, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available. See Note 9, Long-term Debt for additional information.
The Company expects its cash, cash equivalents, and marketable securities of $62.6 million as of June 30, 2026, together with cash it expects to generate from future operations and borrowing availability under the Senior Secured Credit Facilities, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company expects to continue to strategically and carefully invest in various areas of the business to support that growth.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings (this covenant would cease to apply following the resolution of certain litigation and regulatory matters); and (3) a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant that takes effect on June 30, 2027. As of June 30, 2026, the minimum required ARR is $108.7 million, and the Company is in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2025 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
2. Summary of Significant Accounting Policies

Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2025, and the notes thereto, which are included in our 2025 Form 10-K. Except for restricted cash and the estimates used to determine the grant date valuation for certain performance stock units (“PSUs”), as described in Note 10, Stock-Based Compensation, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
Restricted cash
The Company classifies cash and cash equivalents as restricted when they are unavailable for withdrawal or use in its general operations. Restricted cash includes funds held in a Qualified Settlement Fund ("QSF") established in connection with the settlement of the securities class action and is not available for general corporate purposes. Refer to Note 13, Commitments and Contingencies, for further details.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides a practical expedient that allows entities to estimate expected credit losses by assuming that current conditions as of the balance sheet date will not change over the remaining life of the asset. The amendment is applied prospectively and is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted ASU 2025-05 effective January 1, 2026 and elected to adopt the practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset when estimating expected credit losses. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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
3. Marketable Securities
Marketable securities as of June 30, 2026 and December 31, 2025 consisted of the following:

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2026
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$9,936	$—	$9,936
Total marketable securities	$9,936	$—	$9,936

	December 31, 2025
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$19,885	$—	$19,885
Total marketable securities	$19,885	$—	$19,885
Marketable securities at June 30, 2026 and December 31, 2025 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the three and six months ended June 30, 2026 and 2025. The accretion of discounts on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive loss.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,287	$—	$—	$41,287
Treasury bills	—	14,930	—	14,930
Contingently returnable common stock asset	—	—	3,789	3,789
	$41,287	$14,930	$3,789	$60,006
Liabilities:
Public Warrant liability	83	—	—	83
	$83	$—	$—	$83

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,406	$—	$—	$39,406
Treasury bills	—	19,885	—	19,885
Contingently returnable common stock asset	—	—	4,094	4,094
	$39,406	$19,885	$4,094	$63,385
Liabilities:
Contingent earn-out liability	$—	$—	$374	$374
Contingently issuable common stock liability	—	—	1,809	1,809
Public Warrant liability	3,862	—	—	3,862
	$3,862	$—	$2,183	$6,045

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of June 30, 2026, U.S. treasury bills with maturities less than three months, which totaled $5.0 million, are included in cash and cash equivalents, while treasury bills with maturities greater than three months, which totaled $9.9 million, are reflected as marketable securities. As of December 31, 2025, U.S. treasury bills with maturities greater than three months, which totaled $19.9 million, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
The Company may also value its non-financial assets and liabilities, including items such as inventories and property and equipment, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and other accrued expenses approximate fair value because of their short maturity.
The carrying value of the Company’s long-term debt approximates its fair value (a Level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate.
During each of the six months ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our 2025 Form 10-K. The Company’s contingent earn-out shares were recorded at fair value as a contingent earn-out liability upon the closing of the Merger and were remeasured each reporting period through the expiration of the earn-out period. The earn-out period expired on March 8, 2026 without achievement of the required milestones. As a result, the Company has no remaining contingent earn-out liability as of June 30, 2026.
The fair value of the contingent earn-out was calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2025	$374
Change in fair value	(374)
Balance at June 30, 2026	$—
Valuation of Contingently Issuable Common Stock and Contingently Returnable Common Stock Asset
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 unvested shares were subject to vesting upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our 2025 Form 10-K ("Vesting Conditions"). The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and were remeasured each reporting period. As of June 30, 2026, no milestones had been achieved, and none were achieved prior to the expiration of the vesting period on July 16, 2026.
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company for cancellation if the specified Vesting Conditions are not met. As of June 30, 2026, a total of 729,570 unvested shares had been transferred to individual stockholders' brokerage accounts and the remainder were held in directly registered form at the transfer agent. As of June 30, 2026, the fair value of

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the unvested shares recorded as additional paid-in capital was $3.7 million. The contractual obligation of the holders to return unvested shares upon failure to meet the Vesting Conditions is accounted for as a freestanding financial asset in accordance with ASC 815. This asset was initially recognized at fair value and is remeasured at each reporting period.
Through March 31, 2026, the fair value of the contingently issuable common shares and the contingently returnable common stock asset was determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. However, as of June 30, 2026, the Company determined that the required milestones were not achievable within the remaining term, and as a result, concluded there are no remaining contingently issuable common shares. As of June 30, 2026, the Company has recognized a $3.8 million contingently returnable common stock asset, based on the estimated fair value of the underlying returnable shares, which is included in other assets in our condensed consolidated balance sheets.
The following table provides a rollforward of the contingently issuable common shares (in thousands):

Balance at December 31, 2025	$1,809
Change in fair value	(1,809)
Balance at June 30, 2026	$—
The following table provides a rollforward of the contingently returnable common stock asset (in thousands):

Balance at December 31, 2025	$4,094
Change in fair value	(305)
Balance at June 30, 2026	$3,789
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants are immediately exercisable and expired in July 2026. The Public Warrants were classified as a liability and remeasured to fair value at each reporting date based on the closing price reported by Nasdaq on the last date of the reporting period. As of June 30, 2026, 14,324,893 Public Warrants were outstanding, and on July 16, 2026, all Public Warrants expired.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2025	$3,862
Change in fair value	(3,779)
Balance at June 30, 2026	$83
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

Distribution and License Agreement
In March 2023, the Company entered into a distributor licensing agreement (the "Distribution and License Agreement") with Columbia Electrical Contractors, Inc. ("Columbia Tech"). Columbia Tech is a wholly-owned subsidiary of Coghlin Companies, which had served as the Company's primary contract manufacturer. Under this arrangement, the Company granted a license of its intellectual property to Columbia Tech, which contracted directly with certain of the Company's resellers to fulfill sales demand where the end-user customer preferred to purchase the hardware equipment as opposed to lease the equipment. Columbia Tech paid the Company a hardware license fee for each system it manufactured and sold under the agreement. In these instances, the Company still contracted directly with the reseller to provide a multi-year SaaS and maintenance subscription to the end-users. The Distribution and License Agreement expired on December 31, 2025, and the Company no longer offers the distributor license model.
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

Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2026:

	Next 12 months	13 to 24 months	More than 24 months	Total
Product revenue	$7,260	$—	$—	$7,260
Subscription revenue	93,232	65,022	67,740	225,994
Service revenue	32,139	21,933	24,294	78,366
License fee and other revenue	379	206	402	987
Total revenue	$133,010	$87,161	$92,436	$312,607
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is unconditional and only subject to the passage of time. As of June 30, 2026 and December 31, 2025, the Company had $2.5 million and $0.9 million in current portion of contract assets and both less than $0.1 million in contract assets, noncurrent on the condensed consolidated balance sheets, respectively.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to subscription revenue and service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $21.8 million and $52.9 million during the three and six months ended June 30, 2026 that was included in the December 31, 2025 deferred

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
revenue balance. The Company recognized revenue of $19.4 million and $44.1 million during the three and six months ended June 30, 2025 that was included in the December 31, 2024 deferred revenue balance.

The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2025	$91,640
Revenue recognized in relation to the beginning of the year contract liability balance	(52,851)
Revenue deferred	53,456
Balance at June 30, 2026	$92,245
The following table presents the Company’s components of lease revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income on lease receivables	$12	$27	$27	$56
Lease income - operating leases	24,785	20,200	47,933	39,437
Total lease revenue	$24,797	$20,227	$47,960	$39,493
The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. Lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$9,108	$2,528	$22,529	$4,850
Subscription revenue	24,785	20,200	47,933	39,437
Service revenue	8,962	6,686	17,551	13,416
License fees	—	2,291	172	5,494
Professional services and other revenue	898	839	1,896	1,354
Total revenue	$43,753	$32,544	$90,081	$64,551

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
As of both June 30, 2026 and December 31, 2025, the Company has accrued $1.2 million related to the Rebate Program, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets. As a substantial amount of the Company's revenue from eligible resellers is recognized over-time, rebate liabilities are

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized as commission asset, amortized as reductions to revenue over time, consistent with the recognition of the underlying revenue. The Company recognized $0.3 million and $1.1 million of current portion of commission asset and commission asset, noncurrent in our condensed consolidated balance sheets, respectively, as of June 30, 2026, and recognized $0.3 million and $0.4 million as reduction of revenue for the three and six months ended June 30, 2026, respectively. The Company recognized $0.2 million and $0.6 million of current portion of commission asset and commission asset, noncurrent in our condensed consolidated balance sheets, respectively, as of December 31, 2025, and recognized $0.1 million and $0.2 million as reduction of revenue for the three and six months ended June 30, 2025.
Commissions
The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $11.9 million and $13.1 million as of June 30, 2026 and December 31, 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized commission expense of $2.0 million and $1.8 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized commission expense of $4.2 million and $3.3 million, respectively.

Leases
The amount of minimum future leases is based on expected income recognition. As of June 30, 2026, future minimum payments on noncancelable leases are as follows (in thousands):

Year Ending December 31:
2026 (six months remaining)	$48,904
2027	79,809
2028	53,415
2029	32,450
2030	10,601
Thereafter	815
$225,994
6. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2025	$(600)
Provision for expected credit losses	(100)
Balance at June 30, 2026	$(700)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$2,965	$3,273
Finished goods
Finished goods inventory	5,561	5,317
Uninstalled inventory[1]	134	727
Total	$8,660	$9,317
1Uninstalled inventory is the cost of equipment that has been shipped to a customer, but for which revenue recognition has not started due to the timing of the transfer of control, until the point in time that the Company transfers control of the equipment to the customer, corresponding with the revenue recognition start date.
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computers and telecom equipment	$2,333	$2,350
Lab equipment	6,398	6,274
Furniture and fixtures	148	111
Leasehold improvements	590	607
Leased equipment	154,177	140,981
Capitalized software	24,538	20,889
Sales demo equipment	2,997	3,038
Vehicles	604	604
Equipment held for lease[1]	8,107	10,628
Construction in progress	391	35
	200,283	185,517
Less: Accumulated depreciation and amortization	(71,321)	(57,995)
	$128,962	$127,522
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of June 30, 2026 and December 31, 2025, the net book value of capitalized software was $14.7 million and $13.6 million, respectively. These amounts include $3.5 million and $2.8 million of cumulative capitalized stock-based compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $7.1 million and $5.8 million for the three months ended June 30, 2026 and 2025, respectively, which included amortization expense of capitalized software of $1.3 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense related to property and equipment was $13.9 million and $11.3 million for the six months ended June 30, 2026 and 2025, respectively, which included amortization expense of capitalized software of $2.5 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leased equipment and the related accumulated depreciation were as follows:

	June 30, 2026	December 31, 2025
Leased equipment	$154,177	$140,981
Accumulated depreciation	(54,583)	(44,653)
Leased equipment, net	$99,594	$96,328
Depreciation expense related to leased equipment was $5.3 million and $4.3 million during the three months ended June 30, 2026 and 2025, respectively. Depreciation expense related to leased equipment was $10.3 million and $8.4 million during the six months ended June 30, 2026 and 2025, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
The Company recorded losses of $0.1 million and $0.3 million from disposals of property and equipment during the three and six months ended June 30, 2026 related to the disposal of previously leased Evolv Express systems primarily in connection with customer upgrades to the second generation of Express systems, which were recorded in cost of subscription revenue. The Company recorded losses of $1.3 million and $1.6 million from disposal of property and equipment during the three and six months ended June 30, 2025 primarily related to the disposal of leased Evolv Express systems, which were recorded in cost of subscription revenue and cost of product revenue.
9. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loans payable	$30,000	$30,000
Less: Unamortized debt issuance cost	(1,263)	(1,404)
	28,737	28,596
Less: Current portion of long-term debt	—	—
Long-term debt	$28,737	$28,596
On July 29, 2025, the Company entered into the $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided for an initial $30.0 million term loan facility (the “Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the "Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”). As of June 30, 2026, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available.
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
The Senior Secured Credit Facilities bear interest at a fluctuating rate per annum equal to Term Secured Overnight Financing Rate (“Term SOFR”) and an applicable margin calculated based on EBITDA. At closing, the applicable margin on Term SOFR loans was 5.25%. If the event described under the MidCap Credit Agreement related to Term SOFR

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
occurs, a base rate is determined by reference to the higher of (1) the prime rate of Wells Fargo and (2) 2.00%. Interest and principal are payable monthly. Monthly interest payments are due in arrears on the first day of each month.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including: (1) a minimum ending balance for ARR, as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings (this covenant would cease to apply following the resolution of certain litigation and regulatory matters); and (3) a minimum EBITDA covenant that takes effect on June 30, 2027. As of June 30, 2026, the minimum required ARR is $108.7 million, and the Company is in full compliance with all applicable covenant requirements.
Initial Term Loan
The borrowing under the $30.0 million Initial Term Loan is subject to principal repayments beginning in August 2029, following a 48-month interest-only period, and will be repaid in equal installments over the final 12 months of the loan term.
As of June 30, 2026, the unamortized debt issuance costs totaled $1.3 million, and are presented as a direct deduction from the carrying amount of the Initial Term Loan on the condensed consolidated balance sheet and are amortized as interest expense using the effective interest method in accordance with ASC 835. Interest expense related to the Initial Term Loan totaled $0.7 million and $1.5 million for the three and six months ended June 30, 2026. The interest rate in effect as of June 30, 2026 was approximately 8.62%, which includes Term SOFR of 3.62% and an applicable margin of 5.00%. Interest expense related to the amortization of debt issuance costs totaled $0.1 million and $0.1 million for the three and six months ended June 30, 2026. No interest expense was recognized for the three and six months ended June 30, 2025, as there was no debt outstanding during the period.
As of June 30, 2026, future principal payments on long-term debt are as follows (in thousands):

Year Ending December 31:
2026 (remaining six months)	$—
2027	—
2028	—
2029	12,500
2030	17,500
$30,000
Delayed Draw Term Loan and Revolving Credit Facility
As of June 30, 2026, no amounts had been drawn under the Delayed Draw Term Loan or Revolving Credit Facility. Unused commitments amounted to $30.0 million and $15.0 million under the Delayed Draw Term Loan and Revolving Credit Facility, respectively, as of June 30, 2026. Debt issuance costs allocated to these facilities are paid regardless of whether the funds are drawn down. Such costs are capitalized as prepaid assets and amortized as interest expense on a straight-line basis over their respective access periods, which end on August 1, 2027 and July 1, 2030 for Delayed Draw Term Loan and Revolving Credit Facility, respectively. As of June 30, 2026, the Company recorded $0.7 million in prepaid expenses and other current assets and $0.7 million in other assets in the condensed consolidated balance sheets for costs associated with Delayed Draw Term Loan and Revolving Credit Facility. As of December 31, 2025, the Company recorded $0.7 million in prepaid expenses and other current assets and $1.1 million in other assets in the condensed consolidated balance sheets for costs associated with Delayed Draw Term Loan and Revolving Credit Facility. Capitalized debt issuance cost is amortized as interest expense on a straight-line basis over the period each facility is available to be drawn. Interest expense related to the amortization of debt issuance costs totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2026. No interest expense related to the amortization of debt

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
issuance costs was recognized for the three and six months ended June 30, 2025, as there was no debt outstanding during the period.
The Revolving Credit Facility provides for an unused commitment fee of 0.25% on the undrawn portion of the facility. Interest expense related to the unused commitment fees totaled less than $0.1 million for both the three and six months ended June 30, 2026. No interest expense related to the unused commitment fees was recognized for the three and six months ended June 30, 2025, as there was no debt outstanding during the period.
10. Stock-Based Compensation
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2025 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2025	8,184,004	$1.25
Exercised	(1,227,470)	0.46
Outstanding as of June 30, 2026	6,956,534	$1.39	4.3	$30,682

Vested and expected to vest as of June 30, 2026	6,956,534	$1.39	4.3	$30,682
Options exercisable as of June 30, 2026	6,433,526	$1.22	4.0	$29,458
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2025:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2025	10,660,163	$3.85
Granted	4,531,700	5.55
Vested	(4,212,442)	3.56
Forfeited	(399,359)	4.48
Nonvested as of June 30, 2026	10,580,062	$4.67
Market‑Condition Stock‑Based Awards
Market-based Stock Units
During the six months ended June 30, 2025, the Company granted market-based stock units ("MSUs") for which the vesting conditions consist of market-based vesting conditions, determined by the Company's level of achievement of

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
pre-established parameters relating to the performance of the Company's stock price as set by the Board as well as service-based vesting conditions. No MSUs were granted during the six months ended June 30, 2026. Vesting may range from 0% to 200% of the target MSUs granted, based on the achievement of specified market conditions. The awards will be measured at each anniversary of the grant date and will vest following the completion of a performance period, which is generally three years unless shortened in the event of a change in control.
Performance Stock Units
During the six months ended June 30, 2026, the Company granted performance stock units ("PSUs") with market-based vesting conditions based on the Company's relative total shareholder return percentile ranking compared to the specified stock market index over the applicable performance period, subject to a continued service-based vesting requirement. No PSUs were granted during the six months ended June 30, 2025. The number of PSUs that may vest ranges from 0% to 250% of the target PSUs granted, based on the achievement of the specified market-based measures. The awards vest following the completion of a performance period, which is generally three years, subject to continued service-based vesting requirement, except that the awards may provide for prorated vesting upon a termination by the Company without cause or by the participant for good reason (as defined in the applicable award agreements). The Company may, at its discretion, settle vested PSUs in shares of common stock or in cash equal to the fair value of the shares. The PSUs are accounted for as equity-classified awards.
Compensation expense for MSUs and PSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the performance period, regardless of level of achievement of the market conditions. The fair value of the awards was estimated based on a Monte Carlo simulation model, on a weighted average basis:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.4%	3.9%
Expected term (in years)	2.8	3.0
Expected volatility	82.9%	90.5%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company's market-condition stock-based awards activity since December 31, 2025:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2025	1,670,143	$4.93
Granted	1,241,291	9.76
Nonvested as of June 30, 2026	2,911,434	$6.99

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$251	$282	$566	$501
Research and development	1,343	1,154	2,623	2,269
Sales and marketing	1,975	1,710	3,541	2,758
General and administrative	3,284	2,401	5,710	4,373
Restructuring costs	$—	$—	$—	$525
Total stock-based compensation expense	$6,853	$5,547	$12,440	$10,426
11. Income Taxes
The Company regularly evaluates the realizability of its deferred tax assets by considering all available positive and negative evidence, including consideration of future taxable income. Primarily due to the Company’s history of incurred net losses, the Company maintains a full valuation allowance against its deferred tax assets, as it is not more likely than not that these assets will be realized. Thus, the Company has not recognized material provisions for or benefits from income taxes.
The Company’s tax provision and resulting effective tax rate for interim periods are determined using the estimated annual effective tax rate (“AETR”), which is updated each quarter and adjusted for discrete items recognized in the period. For the three and six months ended June 30, 2026, the AETR reflects expected taxable income of Evolv UK, consistent with its intercompany transfer pricing policy. The forecast is consistent with year-to-date actual results through June 30, 2026, and excludes any mark-to-market adjustments. While the overall tax provision remains immaterial due to the Company's full valuation allowance, a portion of the prior-year net operating losses of Evolv UK expected to be utilized is subject to uncertainty. As a result, a corresponding unrecognized tax benefit has been included within the AETR.
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
12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(9,298)	$(40,535)	$(14,307)	$(42,224)

Denominator:
Weighted average common shares outstanding - basic and diluted	180,103,260	165,252,554	178,588,871	163,042,749
Net loss per share attributable to common stockholders – basic and diluted	$(0.05)	$(0.25)	$(0.08)	$(0.26)

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options issued and outstanding	6,956,534	11,630,769	6,956,534	11,630,769
Public Warrants to purchase common stock	14,324,893	14,324,893	14,324,893	14,324,893
Warrants to purchase common stock (Finback)	—	117,423	—	117,423
Unvested restricted stock units	10,580,062	10,582,484	10,580,062	10,582,484
Unvested market-based and performance stock units*	2,911,434	1,670,143	2,911,434	1,670,143
Earn-out shares*	—	15,000,000	—	15,000,000
Contingently issuable common stock*	1,167,930	1,897,500	1,167,930	1,897,500
	35,940,853	55,223,212	35,940,853	55,223,212
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
The Company previously recognized settlement accrual of $15.0 million and an estimated insurance recovery of $14.0 million, which remain in accrued expenses and other current liabilities and prepaid and other current assets, respectively, in the condensed consolidated balance sheets as of December 31, 2025, representing management's best estimate of the outcome. The Company was subsequently notified that an additional $0.3 million will be recovered and adjusted the insurance recovery receivable to $14.3 million as of March 31, 2026. The related adjustment was recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2026. During the three months ended June 30, 2026, the Company contributed $0.7 million into a QSF as required by the settlement agreement, which is classified as restricted cash in the condensed consolidated balance sheet as of June 30, 2026.
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
On March 10, 2025, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “First Delaware Derivative Action”). The First Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers, and nominally against the Company. Plaintiff Steve Bersch, derivatively on behalf of nominal defendant Evolv, brought claims for breach of fiduciary duty, unjust enrichment, and insider trading, seeking various forms of relief, including equitable relief, monetary damages, including restitution and fees, and a declaratory judgment. On June 30, 2026, the Court granted the parties’ request to continue the stay of the First Delaware Derivative Action while the parties pursue informal resolution.
On October 2, 2025, another shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “Second Delaware Derivative Action”). The Second Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers and directors, NHIC directors and officers, and

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
nominally against the Company. Plaintiff Robert Patrick, derivatively on behalf of nominal defendant Evolv, brought claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, seeking various forms of relief, including equitable relief directing reform of corporate governance and internal controls, monetary damages including restitution and other fees, and a declaration that the individual defendants breached or aided and abetted breaches of fiduciary duties. On June 30, 2026, the Court granted the parties’ request to continue the stay of the Second Delaware Derivative Action while the parties pursue informal resolution.
On May 4, 2026, the Company reached an agreement in principle to settle the Massachusetts Derivative Action, the First Delaware Derivative Action, and the Second Delaware Derivative Action. On August 5, 2026, the parties executed a Stipulation and Agreement of Settlement to fully and finally resolve the Massachusetts Derivative Action, the First Delaware Derivative Action, the Second Delaware Derivative Action, and the January 6, 2026 stockholder litigation demand. On August 6, 2026, the U.S. District Court for the District of Massachusetts preliminarily approved the parties’ Stipulation and Agreement of Settlement. The settlement remains subject to final approval by the Court following notice to stockholders. A final settlement hearing is scheduled for October 21, 2026.
Under the Stipulation and Agreement of Settlement, the Company has agreed to implement certain corporate governance reforms and to cause the Company’s directors’ and officers’ liability insurance carriers to pay plaintiffs’ counsel a fee of $1.3 million. The Company does not expect the settlement to have a material adverse effect on its condensed consolidated balance sheet, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows. During the three months ended March 31, 2026, the Company recognized a settlement accrual of $1.3 million and an estimated insurance recovery of $1.3 million, which are included in accrued expenses and other current liabilities and prepaid and other current assets, respectively, in the condensed consolidated balance sheets, representing management's best estimate of the outcome as of June 30, 2026.
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
Any resolution or litigation with the SEC or other parties, could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate. As of June 30, 2026, the Company had accrued $0.1 million as an estimated liability related to the SEC matter, which was recorded in other accrued liabilities in the condensed consolidated balance sheets and the associated expense was recorded in general and administrative expense in the condensed consolidated statements of operations. In addition to the expected insurance recovery discussed above related to the Class Action litigation, the Company's defense costs for counsel and consultants in connection with the securities litigation and the related SEC and DOJ matters, including certain expenses that have previously been paid, are

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
also expected to be reimbursed. The Company recognized estimated loss recoveries related to insurance coverage for these matters of $2.2 million and $3.3 million for the three and six months ended June 30, 2026 and $1.7 million and $5.6 million for the three and six months ended June 30, 2025, respectively, which were recorded as reductions of general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. These amounts reflect costs that have been confirmed covered by the Company’s insurance providers, as well as an estimate of other claims the Company has determined are probable of recovery. During the three and six months ended June 30, 2026, $2.1 million and $3.3 million of these recoveries were paid out by the Company's insurance provider. $0.9 million of insurance recoveries were paid out during the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, remaining estimated recoveries of $1.4 million and $1.3 million were included in prepaid and other current assets in the condensed consolidated balance sheets, respectively.
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
14. Segment Information
The Company determined that it has one operating and reporting segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its President and Chief Executive Officer. The CODM evaluates the performance of our segment based upon consolidated net income (loss) and considers budget-to-actual or forecast-to-actual variances to assess performance and make decisions about allocating resources. The CODM evaluates segment assets based on total assets on the consolidated balance sheets. Asset information is not presented here because its presentation here would be duplicative of the consolidated balance sheets. On the basis of these factors, the Company determined that it operates and manages its business as one operating and reporting segment that develops, manufactures, markets and sells security screening products and specific services, and accordingly has one reportable segment for financial reporting purposes.
Information by reportable segment is as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment revenue	$43,753	$32,544	$90,081	$64,551
Less:
Employee expense	17,969	15,739	37,239	32,108
Stock-based compensation expense[1]	6,853	5,547	12,440	9,901
Other non-recurring expenses[2]	903	6,812	804	10,373
Consulting and contract staffing	2,664	3,046	5,758	6,323
Depreciation and amortization	7,137	5,790	13,938	11,319
Restructuring costs	—	—	—	2,662
Other cost of revenue	12,244	8,553	25,513	14,241
Other operating expenses	6,534	4,550	13,412	9,506
Other segment items[3]	(1,253)	23,042	(4,716)	10,342
Segment net loss[4]	$(9,298)	$(40,535)	$(14,307)	$(42,224)

1 For the three and six months ended June 30, 2025, excludes incremental expense related to modified awards included in the Restructuring costs line. See Note 15, Restructuring Charges for additional information.
2 For the three and six months ended June 30, 2026 and 2025, primarily includes consulting and legal fees and additional audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements, net of estimated insurance recoveries.
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
Our platform was designed from inception around AI operating in physical environments. Our AI powered software and services are central to the performance and long-term value of our platform. Through continuous operation across a large and growing installed base, our systems generate substantial volumes of anonymized screening data related to the movement of people and bags through physical spaces. We train our models on a proprietary real-world data set and can improve the system performance over time through new and updated algorithms, which customers receive from us through software updates.
We focus on weapons detection and offer two primary products that can be deployed independently or together and are supported by data and visual dashboards that provide actionable analytics and automated reports designed to help security teams make evidence-based decisions to strengthen security. Evolv Express is designed to screen high volumes of people for concealed threats, while Evolv eXpedite is designed to screen high volumes of bags automatically, without requiring a trained X-ray operator. When deployed together, these solutions provide a layered security approach that allows customers to operate at heightened sensitivity levels while seeking to maintain efficient throughput and a positive visitor experience.

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
General Economic and Market Conditions
We expect that our results of operations, including our revenue and cost of revenue, may fluctuate or continue to fluctuate based on, among other things, the impact of fluctuating inflation and interest rates on business spending; supply chain constraints, operational challenges, and the impacts on our manufacturing capabilities; public health emergencies; geopolitical conflicts and war, including the conflicts in Europe and the Middle East; and recessionary trends. See the risk factor titled “Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales” in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. While these factors continue to evolve, we plan to remain flexible and optimize our business as appropriate and allocate resources, as necessary.
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

Sales Mix, Pricing, Product Cost and Margins
We sell our solutions under two primary sales models. We offer a “pure subscription” model, where the customer leases hardware from us and we provide a multi-year security-as-a-service subscription. For end-user customers that prefer to purchase our hardware outright, we offer customers the option of purchasing our hardware outright directly from us through our “purchase subscription” model that also includes a multi-year security and software-as-a-service subscription. In addition to our two primary sales models, we previously offered our “distributor licensing” model based on the distributor and licensing agreement we entered into with Columbia Tech in March of 2023 (the “Distribution and License Agreement”). Under this arrangement, we had granted a license of our intellectual property to Columbia Tech, which contracted directly with certain of our resellers to fulfill sales demand where the end-user customer preferred to purchase the hardware equipment. Columbia Tech paid us a hardware license fee for each system it manufactured and sold under this agreement. In these instances, we still contracted directly with the reseller to provide a multi-year security-as-a-service subscription to the end-users. During the three months ended September 30, 2025, we discontinued quoting on this basis, and the agreement with Columbia Tech expired on December 31, 2025. All new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward. Thus, license revenue from this agreement has reduced to zero, and is now replaced by increased product revenue, which provides an increase in gross profit over the term of the related subscription contract. We regularly assess our sales and fulfillment models to ensure they align with customer preferences, operational scalability, and our long-term business objectives. We expect our revenue, gross profit, gross margin, and overall profitability in any given fiscal period to be influenced by customer demand for our various sales and fulfillment models, as well as any future strategic management decisions affecting our sales and fulfillment models that may result from such assessments.
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

Development and Commercialization of our Products
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $90.1 million and $64.6 million for the six months ended June 30, 2026 and 2025, respectively. We generated a net loss of $14.3 million and $42.2 million for the six months ended June 30, 2026 and 2025, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling the use of third-party contract manufacturers, and continuing research and development efforts to develop new products and further enhance our existing products.
Certain Key Metrics and Non-GAAP Financial Measures
ARR. We believe ARR is a useful metric for investors because it provides visibility into the scale and sustainability of our recurring revenue base. ARR reflects the annualized value of active subscription arrangements at a point in time and helps investors evaluate trends in customer and unit acquisition, retention, and expansion. As our business continues to shift toward pure subscription and purchase subscription sales models (and away from our legacy distribution subscription model), we believe ARR more accurately captures the recurring nature of our revenue compared to period based revenue measures alone. Management also uses ARR to assess operating performance, inform strategic decisions, and plan for future growth, because it is impacted by multiple dimensions of our business, including new customer and unit acquisition, customer pricing, renewal history, and renewal pricing.
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
As of June 30, 2026, ARR was $132.7 million, compared to $110.5 million as of June 30, 2025, representing year over year growth of 20%. This increase was driven by the addition of nearly 250 customers during the twelve month period ended June 30, 2026, expanded deployments by existing customers and increased demand for our pure subscription and purchase subscription sales models which generate a higher proportion of recurring revenue compared to our legacy distribution subscription sales model (see "Sales Models”).
RPO. We believe RPO, a measure of expected future revenue from active customers, to be a key indicator of our performance. As disclosed in Note 5 to our financial statements, RPO at June 30, 2026 was $312.6 million, an increase of approximately 5% from December 31, 2025, driven by continued market demand.
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
The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(9,298)	$(40,535)	$(14,307)	$(42,224)
Depreciation and amortization	7,137	5,788	13,938	11,318
Stock-based compensation	6,853	5,547	12,440	10,426
Interest expense (income)	477	(224)	924	(612)
Provision for income taxes	—	(1)	(37)	62
Change in fair value of contingent earn-out liability	—	14,200	(374)	5,224
Change in fair value of contingently issuable/returnable common stock liability/asset	(12)	3,900	(1,504)	2,247
Change in fair value of public warrant liability	(1,735)	5,303	(3,779)	3,582
Loss on disposal of leased equipment	106	1,312	270	1,633
Non-recurring employee restructuring and other separation costs	—	833	—	2,970
Other non-recurring legal and regulatory costs	903	5,979	804	9,540
Adjusted EBITDA	$4,431	$2,102	$8,375	$4,166
For the three months ended June 30, 2026, Adjusted EBITDA was $4.4 million, compared to $2.1 million for the three months ended June 30, 2025, representing an improvement of $2.3 million year-over‑year. This improvement was primarily driven by revenue growth, increased operating leverage, and continued discipline in managing operating expenses, partially offset by higher investments to support growth initiatives and customer deployments. For the six months ended June 30, 2026, Adjusted EBITDA was $8.4 million, compared to $4.2 million for the six months ended June 30, 2025, representing an improvement of $4.2 million year-over‑year. This improvement was primarily driven by revenue growth, increased operating leverage, and continued discipline in managing operating expenses, partially offset by higher investments to support growth initiatives and customer deployments.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations and our Senior Secured Credit Facilities. See “Liquidity and Capital Resources” as well as “Risks Related to Our Financial Condition and Liquidity” for more information. Additionally, as discussed in Note 13, Commitments and Contingencies, to our condensed consolidated financial statements for the three and six months ended June 30, 2026, we are involved in certain legal proceedings, including a government investigation. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company, may differ materially from our current estimates.
As described in Supply Chain Strategy above, we entered into a non-exclusive contract manufacturing agreement with Plexus, which is expected to enhance manufacturing scalability and operational efficiency. While the onboarding may temporarily affect working capital due to dual production activities and other onboarding costs, the Company does not anticipate a material impact on overall liquidity in the near term. Once fully operational, we expect improved inventory efficiency and commercial terms. The Company continues to monitor cash flows and capital requirements associated with the transition to ensure sufficient resources are available to support ongoing operations and strategic initiatives.
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
License Fee and Other Revenue
License fee and other revenue includes license fee revenue from the Distribution and License Agreement, revenue from professional services, and other one-time revenue. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. During the three months ended September 30, 2025, we discontinued quoting under this basis, and the agreement with Columbia Tech expired on December 31, 2025. All new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward. Thus, license revenue from this agreement has been reduced to zero, and is replaced by increased product revenue, which in turn provides an increase in gross profit over the duration of the contract.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing, customer success, business development, and strategy functions, as well as costs related to trade shows and events, and stock-based compensation. We expect our sales and marketing costs will increase for the year ending December 31, 2026 compared to the year ended December 31, 2025 as we expand our go to market efforts through both direct and channel investments.
General and Administrative
General and administrative expenses consist primarily of personnel related expenses associated with our executive, finance, investor relations, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, stock-based compensation, and insurance, net of any probable and reasonably estimable insurance recoveries or received insurance recoveries. During the first and second quarter of the year ended 2025, we experienced a significant increase in general and administrative expenses, primarily for legal fees and consulting expenses in connection with a previously disclosed investigation and restatement of prior period financial statements. Such costs began to decline in the second half of 2025 as certain of our legal and consulting expenses normalized. We expect our general and administrative expenses to increase for the year ending December 31, 2026 compared to the year ended December 31, 2025 primarily due to expansion of our general and administrative team and engagements with external consultants to enhance our systems and Sarbanes-Oxley Act compliance efforts, partially offset by a decrease in expenses related to a previously disclosed investigation and restatement of prior period financial statements incurred in 2025, which are believed to be substantially non-recurring.
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

Change in Fair Value of Contingently Issuable Common Stock Liability and Contingently Returnable Common Stock Asset
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock, referred to as Founder Shares. Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares are contingently issuable and shall vest upon the Company achieving certain milestones by July 16, 2026, and 517,500 Founder Shares were contributed to Give Evolv LLC. The 1,897,500 outstanding contingently issuable common shares are accounted for either as a liability, if still held at the Company's transfer agent, or as an asset as described below, and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
Under the Founder Shares arrangement, Founder Shares may be transferred to third parties, subject to certain conditions. The unvested shares must be returned to the Company for cancellation if the specified vesting conditions are not met. As of June 30, 2026, a total of 729,570 unvested shares had been transferred to individual brokerage accounts, resulting in a reduction to the contingently issuable common stock liability and recognition of the value of the shares as outstanding equity. The remainder of the unvested shares were held in directly registered form at the transfer agent. The contractual obligation of the holders to return the transferred shares upon failure to meet vesting conditions is accounted for as a freestanding financial asset. This asset is initially recognized at fair value and remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026, no milestones had been achieved, and none were achieved prior to the expiration of the vesting period on July 16, 2026.
Change in Fair Value of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants expired on July 16, 2026. We assessed the features of these warrants and determined that they qualify for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss with the offset to additional paid-in capital. The liability was subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. The enacted legislation did not have a material impact on our financial position, results of operations, or effective tax rate for the six months ended June 30, 2026, primarily due to our full valuation allowance position on U.S. deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from Evolv UK. We will continue to monitor and evaluate all applicable provisions of the OBBBA and any potential future impact on our consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue:
Product revenue	$9,108	$2,528	$6,580	260%
Subscription revenue	24,785	20,200	4,585	23
Service revenue	8,962	6,686	2,276	34
License fee and other revenue	898	3,130	(2,232)	(71)
Total revenue	43,753	32,544	11,209	34
Cost of revenue:
Cost of product revenue	10,097	5,351	4,746	89
Cost of subscription revenue	9,000	8,894	106	1
Cost of service revenue	2,526	1,710	816	48
Cost of license fee and other revenue	178	371	(193)	(52)
Total cost of revenue	21,801	16,326	5,475	34
Gross profit	21,952	16,218	5,734	35
Operating expenses:
Research and development	5,781	4,737	1,044	22
Sales and marketing	12,695	11,736	959	8
General and administrative	14,027	17,238	(3,211)	(19)
Total operating expenses	32,503	33,711	(1,208)	(4)
Loss from operations	(10,551)	(17,493)	6,942	40
Other income (expense), net
Interest expense	(965)	—	(965)	*
Interest income	488	224	264	118
Other (expense) income, net	(17)	136	(153)	(113)
Change in fair value of contingent earn-out liability	—	(14,200)	14,200	100
Change in fair value of contingently issuable/returnable common stock liability/asset	12	(3,900)	3,912	100
Change in fair value of public warrant liability	1,735	(5,303)	7,038	133
Total other income (expense), net	1,253	(23,043)	24,296	105
Loss before income taxes	$(9,298)	$(40,536)	$31,238	77%
Provision for (benefit from) income taxes	$—	$(1)	$1	100%
Net loss	$(9,298)	$(40,535)	$31,237	77%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 70 new end-users during the three months ended June 30, 2026, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Product revenue	$9,108	$2,528	$6,580	260%
Cost of product revenue	$10,097	$5,351	$4,746	89%
Gross loss - Product revenue	$(989)	$(2,823)	$1,834	65%
Gross profit margin - Product revenue	(11)%	(112)%	N/A	101%
The increases in product revenue and cost of product revenue for the three months ended June 30, 2026 compared to the prior year period are driven by increased demand for our solutions, as well as a shift in sales fulfillment following the expiration and non-renewal of the Distribution and License Agreement effective December 31, 2025. As a result, a greater proportion of customers purchased Evolv Express and Evolv eXpedite systems directly from us under our purchase subscription model. The increase in product gross profit margin for the three months ended June 30, 2026 compared to prior year period was primarily driven by our ability to leverage our fixed costs over a higher revenue base and a $1.7 million decrease in charges taken related to our inventory reserve on first generation Evolv Express parts compared to the prior year period, partially offset by an increase in manufacturing expense of $0.7 million and outbound shipping costs of $0.3 million due to higher shipping volume.
Subscription Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Subscription revenue	$24,785	$20,200	$4,585	23%
Cost of subscription revenue	$9,000	$8,894	$106	1%
Gross profit - Subscription revenue	$15,785	$11,306	$4,479	40%
Gross profit margin - Subscription revenue	64%	56%	N/A	8%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to expansion within our existing customer base and continued growth in our overall customer base as of June 30, 2026 compared to the prior year, with a higher number of active Evolv Express and Evolv eXpedite systems deployed under our pure subscription model during the three months ended June 30, 2026. The increase in subscription gross profit margin is also driven by a decrease of $1.1 million of expense related to disposals of certain first generation Evolv Express systems during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Service Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Service revenue	$8,962	$6,686	$2,276	34%
Cost of service revenue	$2,526	$1,710	$816	48%
Gross profit - Service revenue	$6,436	$4,976	$1,460	29%
Gross profit margin - Service revenue	72%	74%	N/A	(2)%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to the growth in the number of active revenue-generating purchase subscription systems in the field during the three months ended June 30, 2026, compared to the prior year period. The gross profit margin was consistent with the prior period.
License fee and other revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
License fee and other revenue	$898	$3,130	$(2,232)	(71)%
Cost of license fee and other revenue	$178	$371	$(193)	(52)%
Gross profit - License fee and other revenue	$720	$2,759	$(2,039)	(74)%
Gross profit margin - License fee and other revenue	80%	88%	N/A	(8)%
The decreases in license fee and other revenue and gross profit are primarily driven by the expiration and non-renewal of the Distribution and License Agreement effective December 31, 2025. As a result, there was no license fee revenue earned during the three months ended June 30, 2026 compared to $2.3 million earned during the prior year period. Following expiration of the agreement, all customers preferring to purchase Evolv systems do so directly from the Company, thus contributing to the increase in product revenue discussed above. The decrease in gross profit margin is primarily due to the reduction in license fee revenue, which has no associated cost of revenue.
Research and Development Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$4,256	$3,544	$712	20%
Materials and prototypes	248	173	75	43%
Professional fees	737	658	79	12%
Other	540	362	178	49%
	$5,781	$4,737	$1,044	22%
The increase in personnel related expenses is primarily due to an increase in payroll costs and stock-based compensation of $0.7 million, which resulted primarily from new hires in our research and development functions to support continued product innovation. Other expense increased primarily due to an increase in software subscription costs of $0.2 million.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$9,575	$9,134	$441	5%
Advertising and direct marketing	903	693	210	30%
Travel and entertainment	775	656	119	18%
Professional fees	280	584	(304)	(52)%
Other	1,162	669	493	74%
	$12,695	$11,736	$959	8%
The increase in personnel related expenses is primarily due to an increase in stock-based compensation of $0.3 million, which resulted primarily from new hires in our sales and marketing functions to support increased sales volume. The increase in advertising and direct marketing expense is primarily due to an increase in expenses related to trade shows and events of $0.1 million. Professional fees decreased due to a decrease in marketing consulting costs. Other expense increased primarily due to increase in shipping costs related to demonstration units of $0.3 million and software subscription costs of $0.2 million.
General and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$7,675	$6,206	$1,469	24%
Professional fees	2,189	2,191	(2)	—%
Insurance costs	769	775	(6)	(1)%
Non-recurring professional fees and other expenses	3,394	8,066	(4,672)	(58)%
	$14,027	$17,238	$(3,211)	(19)%
Personnel related expenses increased due to an increase in payroll costs and stock-based compensation of $1.3 million, resulting from increased general and administrative headcount during the past twelve months while reducing the use of outsourced contractors and consultants. Stock-based compensation expense included in general and administrative expenses was $3.3 million for the three months ended June 30, 2026 compared to $2.4 million for the three months ended June 30, 2025. Non-recurring professional fees and other expenses decreased primarily due to a $4.6 million decrease in consulting and legal fees and audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements.
Interest Expense
Interest expense of $1.0 million for the three months ended June 30, 2026 related to interest on long-term debt, amortization of debt issuance costs, and unused commitment fees. No interest expense was recognized for the three months ended June 30, 2025, as there was no debt outstanding during the period.
Interest Income
Interest income of $0.5 million for the three months ended June 30, 2026 and $0.2 million for the three months ended June 30, 2025 related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned increased primarily due to higher average balances in interest-bearing accounts during the three months ended June 30, 2026 compared to during the three months ended June 30, 2025.
Change in Fair Value of Contingent Earn-out Liability
No change in the fair value of the contingent earn-out liability was recognized for the three months ended June 30, 2026, due to the expiration of the earn-out period on March 8, 2026. Change in the fair value of the contingent earn-out liability resulted in a $14.2 million loss for the three months ended June 30, 2025, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Change in the fair value of the contingently issuable/returnable common stock liability/asset resulted in a less than $0.1 million gain and $3.9 million loss for the three months ended June 30, 2026 and 2025, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $1.7 million gain and $5.3 million loss for the three months ended June 30, 2026 and 2025, respectively, resulting from quarterly mark-to-market adjustments.
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

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue:
Product revenue	$22,529	$4,850	$17,679	365%
Subscription revenue	47,933	39,437	8,496	22
Service revenue	17,551	13,416	4,135	31
License fee and other revenue	2,068	6,848	(4,780)	(70)
Total revenue	90,081	64,551	25,530	40
Cost of revenue:
Cost of product revenue	21,953	8,535	13,418	157
Cost of subscription revenue	17,367	16,790	577	3
Cost of service revenue	4,718	3,415	1,303	38
Cost of license fee and other revenue	492	443	49	11
Total cost of revenue	44,530	29,183	15,347	53
Gross profit	45,551	35,368	10,183	29
Operating expenses:
Research and development	11,666	9,599	2,067	22
Sales and marketing	25,366	22,779	2,587	11
General and administrative	27,542	32,210	(4,668)	(14)
Restructuring costs	—	2,662	(2,662)	(100)
Total operating expenses	64,574	67,250	(2,676)	(4)
Loss from operations	(19,023)	(31,882)	12,859	40
Other income (expense), net
Interest expense	(1,927)	(1)	(1,926)	*
Interest income	1,003	613	390	64
Other (expense) income, net	(54)	161	(215)	(134)
Change in fair value of contingent earn-out liability	374	(5,224)	5,598	107
Change in fair value of contingently issuable/returnable common stock liability/asset	1,504	(2,247)	3,751	167
Change in fair value of public warrant liability	3,779	(3,582)	7,361	205
Total other income (expense), net	4,679	(10,280)	14,959	146
Loss before income taxes	$(14,344)	$(42,162)	$27,818	66%
(Benefit from) provision for income taxes	$(37)	$62	$(99)	(160)%
Net loss	$(14,307)	$(42,224)	$27,917	66%

*N/A – Not meaningful

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 118 new end-users during the six months ended June 30, 2026, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Product revenue	$22,529	$4,850	$17,679	365%
Cost of product revenue	$21,953	$8,535	$13,418	157%
Gross profit (loss) - Product revenue	$576	$(3,685)	$4,261	116%
Gross profit margin - Product revenue	3%	(76)%	N/A	79%
The increases in product revenue and cost of product revenue for the six months ended June 30, 2026 compared to the prior year period are driven by increased demand for our solutions, as well as a shift in sales fulfillment following the expiration and non-renewal of the Distribution and License Agreement effective December 31, 2025. As a result, a greater proportion of customers purchased Evolv Express and Evolv eXpedite systems directly from us under our purchase subscription model. The increase in product gross profit margin for the six months ended June 30, 2026 compared to the prior year period was primarily driven by our ability to leverage our fixed costs over a higher revenue base and a $1.7 million decrease in charges taken related to our inventory reserves on first generation Evolv Express parts, partially offset by an increase in manufacturing expense of $1.0 million and increase in outbound shipping costs of $0.7 million due to higher shipping volume.
Subscription Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Subscription revenue	$47,933	$39,437	$8,496	22%
Cost of subscription revenue	$17,367	$16,790	$577	3%
Gross profit - Subscription revenue	$30,566	$22,647	$7,919	35%
Gross profit margin - Subscription revenue	64%	57%	N/A	7%
The increases in subscription revenue, cost of subscription revenue, and subscription gross profit are primarily due to expansion within our existing customer base and continued growth in our overall customer base as of June 30, 2026 compared to the prior year, with a higher number of active Evolv Express and Evolv eXpedite systems deployed under our pure subscription model during the six months ended June 30, 2026. The increase in subscription gross profit margin is driven by a $1.3 million decrease in field services cost related to our subscription systems and a $1.0 million decrease in loss on disposals of certain first generation Evolv Express systems during the six months ended June 30, 2026.

Service Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Service revenue	$17,551	$13,416	$4,135	31%
Cost of service revenue	$4,718	$3,415	$1,303	38%
Gross profit - Service revenue	$12,833	$10,001	$2,832	28%
Gross profit margin - Service revenue	73%	75%	N/A	(2)%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to the growth in the number of active revenue-generating purchase subscription systems in the field for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The gross profit margin was consistent with the prior period.
License fee and other revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
License fee and other revenue	$2,068	$6,848	$(4,780)	(70)%
Cost of license fee and other revenue	$492	$443	$49	11%
Gross profit - License fee and other revenue	$1,576	$6,405	$(4,829)	(75)%
Gross profit margin - License fee and other revenue	76%	94%	N/A	(18)%
The decreases in license fee and other revenue and gross profit are primarily driven by $0.2 million of license fees earned during the six months ended June 30, 2026 compared to $5.5 million earned during the prior year period under the Distribution and License Agreement due to the expiration and non-renewal of the agreement effective December 31, 2025. The decrease in gross profit margin is primarily due to the reduction in license fee revenue, which has no associated cost of revenue.
Research and Development Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$8,661	$7,394	$1,267	17%
Materials and prototypes	528	240	288	120%
Professional fees	1,410	1,330	80	6%
Other	1,067	635	432	68%
	$11,666	$9,599	$2,067	22%
The increase in personnel related expenses is primarily due to an increase in payroll costs and stock-based compensation of $1.2 million, which resulted primarily from new hires in our research and development functions to support continued product innovation. The increase in materials and prototypes expense is primarily due to an increase of $0.3 million in design and engineering costs. Other expense increased primarily due to an increase in software subscription costs of $0.4 million.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$19,245	$17,638	$1,607	9%
Advertising and direct marketing	1,624	1,276	348	27%
Travel and entertainment	1,680	1,200	480	40%
Professional fees	771	1,229	(458)	(37)%
Other	2,046	1,436	610	42%
	$25,366	$22,779	$2,587	11%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation of $1.4 million, which resulted primarily from new hires in our sales and marketing functions to support increased sales volume. Stock-based compensation expense included in sales and marketing expenses was $3.5 million for the six months ended June 30, 2026 compared to $2.8 million for the six months ended June 30, 2025. The increase in advertising and direct marketing expense is primarily due to an increase in expenses related to trade shows and events of $0.3 million. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales meetings. Professional fees decreased due to a decrease in marketing consulting costs. Other expense increased primarily due to increase in software subscription costs of $0.3 million and shipping costs related to demonstration units of $0.2 million.
General and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$14,718	$11,510	$3,208	28%
Professional fees	5,041	4,849	192	4%
Insurance costs	1,538	1,506	32	2%
Non-recurring professional fees and other expenses	6,245	14,345	(8,100)	(56)%
	$27,542	$32,210	$(4,668)	(14)%
Personnel related expenses increased due to an increase in payroll costs and stock-based compensation of $3.0 million, resulting from increased general and administrative headcount during the past twelve months while reducing the use of outsourced contractors and consultants. Stock-based compensation expense included in general and administrative expenses was $5.7 million for the six months ended June 30, 2026 compared to $4.4 million for the six months ended June 30, 2025. Non-recurring professional fees and other expenses decreased primarily due to a $10.7 million decrease in consulting and legal fees and audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements and $0.3 million decrease in estimated net losses related to class action lawsuits, partially offset by a decrease in insurance recoveries of $2.3 million.
Restructuring Costs
No restructuring costs were recognized for the six months ended June 30, 2026. Restructuring costs of $2.7 million for the six months ended June 30, 2025 resulted from the reduction in force in January 2025. Stock-based compensation expense included in restructuring costs was $0.5 million for the six months ended June 30, 2025.
Interest Expense
Interest expense of $1.9 million for the six months ended June 30, 2026 related to cash interest paid on long-term debt and amortization of deferred financing fees and costs. No interest expense was recognized for the six months ended June 30, 2025, as there was no debt outstanding during the period.

Interest Income
Interest income of $1.0 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively, related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned increases primarily due to higher average balances in interest-bearing accounts during the six months ended June 30, 2026 compared to during the six months ended June 30, 2025.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $0.4 million gain for the six months ended June 30, 2026, resulting from the expiration of the earn-out period. Change in the fair value of the contingent earn-out liability resulted in a $5.2 million loss for the six months ended June 30, 2025, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Change in the fair value of the contingently issuable/returnable common stock liability resulted in a $1.5 million gain and $2.2 million loss for the six months ended June 30, 2026 and 2025, respectively, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $3.8 million gain and $3.6 million loss for the six months ended June 30, 2026 and 2025, respectively, resulting from quarterly mark-to-market adjustments.
Liquidity and Capital Resources
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. We expect these needs to continue as we develop and grow our business. As of June 30, 2026, we had $62.6 million in cash, cash equivalents, and marketable securities, with outstanding debt of $30.0 million and available additional debt of up to $45.0 million, as detailed below. We incurred a net loss of $9.3 million and $40.5 million for the three months ended June 30, 2026 and 2025, respectively, and incurred a net loss of $14.3 million and $42.2 million for the six months ended June 30, 2026 and 2025, respectively. Operating activities resulted in cash inflow of $8.7 million and outflow of $0.4 million during the six months ended June 30, 2026 and 2025, respectively. We expect to continue to generate net losses for the foreseeable future.
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
As described below, on July 29, 2025 (the "Closing Date"), Evolv Technologies, Inc. entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided for an initial $30.0 million term loan facility, a $30.0 million delayed draw facility (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit. On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs. As of June 30, 2026, $30.0 million under initial term loan was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available.
We expect our cash, cash equivalents, and marketable securities of $62.6 million as of June 30, 2026, together with cash we expect to generate from future operations and our borrowing availability under our Senior Secured Credit Facilities, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth.

Under the MidCap Credit Agreement, we are also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including; (1) a minimum ending balance for ARR, as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings. This covenant would cease to apply following the resolution of certain litigation and regulatory matters; and (3) a minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) covenant that takes effect on June 30, 2027. As of June 30, 2026, the minimum required ARR is $108.7 million, and we are in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.

Financing Arrangement
On July 29, 2025, the Company entered into the MidCap Credit Agreement, the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provides for an initial $30.0 million term loan facility (the “Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the "Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”).
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
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary affirmative and negative covenants, including a minimum ARR covenant, a minimum EBITDA covenant that takes effect on June 30, 2027, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to customary reporting requirements of periodic financial results. As of June 30, 2026, we were in full compliance with all covenant requirements. See Note 9, Long-term Debt for additional information related to the Senior Secured Credit Facilities.

Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of June 30, 2026. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and the proceeds from our Senior Secured Credit Facilities. Cash, cash equivalents, and marketable securities amounted to $62.6 million as of June 30, 2026.
We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, in August 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. Total future minimum lease payments under this noncancelable operating lease amount to $16.0 million as of June 30, 2026.
Our contract with our new contract manufacturer includes provisions for which order volumes that fall short of our forecasts may result in purchase commitments. These payments are not determinable but could result in a material purchase commitment if we were to cancel our open purchase orders.

On March 25, 2024 and November 1, 2024, putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts. As of June 30, 2026, the Company has recognized a settlement accrual of $15.0 million and an estimated insurance recovery of $14.3 million for the preliminary class action settlement. During the three months ended June 30, 2026, the $15.0 million settlement was funded into a Qualified Settlement Fund ("QSF") pursuant to the settlement agreement, consisting of $14.3 million contributed by the Company's insurers and $0.7 million contributed by the Company. The Company's contribution was classified as restricted cash in its condensed consolidated balance sheet as of June 30, 2026. Additionally, the Company recorded an estimated loss related to derivate lawsuits filed on November 12, 2024 of $1.3 million. See Note 13, Commitments and Contingencies for additional information.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$8,723	$(426)
Net cash used in investing activities	(5,039)	(3,611)
Net cash provided by financing activities	567	4,095
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	28	(131)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,279	$(73)
Operating Activities

	Six Months Ended June 30,
	2026	2025
Net loss	$(14,307)	$(42,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	22,934	37,361
Changes in operating assets and liabilities	96	4,437
Net cash provided by (used in) operating activities	$8,723	$(426)
Net loss decreased from $42.2 million for the six months ended June 30, 2025 to $14.3 million for the six months ended June 30, 2026, as discussed in “Results of Operations” above.
Adjustments to reconcile net loss to net cash used in operating activities for the six months ended June 30, 2026 include $13.9 million of depreciation and amortization, $12.4 million of stock-based compensation expense, and $(5.7) million of an aggregate change in fair value of the earn-out liability, contingently issuable/returnable common stock warrant liability/asset, and public warrant liability. For the six months ended June 30, 2025, such adjustments included $11.1 million of an aggregate change in fair value of the earn-out liability, contingently issuable/returnable common stock liability/asset, and public warrant liability, $10.4 million of stock-based compensation expense, and $11.3 million of depreciation and amortization.
Changes in operating assets and liabilities for the six months ended June 30, 2026 are primarily related to the following:

•$6.4 million increase in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid) due primarily to the timing of vendor payments;
•$2.3 million decrease in inventory primarily due to an increased focus on efficient inventory management;
•$1.5 million increase in accrued expenses and other current liabilities primarily due to the increase in accrued vendor payables and $1.3 million settlement accrual for the derivative matters, partially offset by the payment of 2025 bonuses and commissions during the six months ended June 30, 2026;

•$0.6 million decrease in commission assets due to the timing of amortization and the increased proportion of orders utilizing our purchase subscription model during the period; and
•$0.6 million decrease in other assets primarily due to amortization of debt issuance costs associated with Delayed Draw Term Loan and Revolving Credit Facility; partially offset by
•$8.8 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers;
•$1.6 million increase in contract assets due to higher volume of sales;
•$0.8 million decrease in operating lease liability primarily due to payments made on our operating lease obligations; and
•$0.6 million increase in prepaid expenses and other current assets primarily due to increases in estimated insurance recoveries.
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
Investing Activities
During the six months ended June 30, 2026, cash used in investing activities was $5.0 million, consisting of $12.1 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers and $2.6 million for the development of internal-use software and software embedded in products to be sold or leased, partially offset by $9.7 million of net cash provided by redemptions of marketable securities.
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
Financing Activities
During the six months ended June 30, 2026 and 2025, cash provided by financing activities was $0.6 million and $4.1 million, respectively, consisting of proceeds from the exercise of stock options.
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
Critical Accounting Estimates
Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our 2025 Form 10-K. Other than disclosures related to estimating the fair value of performance stock units, as discussed below, there have been no material changes to our critical accounting estimates during the six months ended June 30, 2026.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in our internal control over financial reporting as described below.
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
In addition to the remedial actions taken to date, our ongoing efforts include:
•We are in the process of designing, implementing, and testing formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures.
•We are in the process of designing, implementing, and testing information technology general controls for all relevant information systems, including controls over program change management, the review, approval and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for new systems; and

•During 2025 we made significant investments in our technology platforms including a commitment to implement new systems related to quoting, commissions and order processing in 2026 as well as plan to implement a new instance of our financial Enterprise Resource Planning Tool (“ERP”) during 2027 to further automate processes and reduce the risk of manual errors. As of Q2 2026, we have developed and commenced execution on a project plan with release dates for the new quoting functionality to be released in Q3 2026 while contracting additional resources to begin designing a project plan for the new ERP system.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary Risk Factors
The principal risks and uncertainties affecting our business include, among other things the following:
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
•Increases in component costs, long lead times, supply shortages and changes, or volatility in tariffs and trade restrictions could disrupt our supply chain.

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
•We are subject to government regulation and other legal obligations related to, among other things, data privacy, anti-corruption legislation, export controls, economic sanctions, tax laws, and use of AI.
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
•Changes in the fair value of our contingently returnable founder shares and efforts to enforce the return and cancellation of forfeited founder shares could materially affect our financial results.
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
As disclosed in Part I, Item 4 “Controls and Procedures”, of this Quarterly Report on Form 10-Q, material weaknesses in our internal control over financial reporting contributed to the restatement of our consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024.
The material weaknesses will not be considered remediated until management completes the design and implementation of corrective measures, the controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are operating effectively. As detailed in Item 9A, Controls and Procedures, we are working to remediate the material weaknesses, and at this time, we cannot predict the success of our remediation efforts or the outcome of our assessment of such efforts. Further, such remediation efforts may be difficult, time consuming and involve substantial costs, which could adversely affect our business, results of operations and financial condition. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC, could continue to be adversely affected which, in turn, may result in future misstatements, revisions, and/or restatements or adversely affect our reputation and business and the trading price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, which could further result in loss of investor confidence, a decline in the price of our common stock, delisting of our securities, harm to our reputation and financial condition and/or diversion of financial and management resources from the operation of our business.

Risks Related to Our Business and Operations
We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have a history of losses. We have incurred net losses of $14.3 million and $42.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $402.1 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recessionary trends, slow economic growth, political elections, or changes in fiscal, monetary, or trade policy in the U.S. and abroad, inflation and high interest rates, fuel prices, international currency fluctuations, tariffs, trade restrictions, corruption, political instability, continuing social concerns and divisions in the U.S. and abroad, acts of war, including the conflicts in Europe and the Middle East, and acts of terrorism, both domestic and international;
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
Increases in component costs, long lead times, supply shortages, supply changes, tariffs, and trade restrictions could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties, both foreign and domestic. Generally, our third-party contract manufacturers contract directly with component suppliers, and we rely on our contract manufacturers to manage their supply chains. Our contract manufacturers have experienced, and may in the future experience, supply chain disruptions as a result of health crises, geopolitical tensions, trade restrictions, as well as other global economic impacts or other changes in macroeconomic trends. In the event our contract manufacturers are unable to adequately manage their supply chain or our relationships with our contract manufacturers terminate or are restricted, we could experience delays, which could negatively impact our business, customer relationships, and margins. We also source some materials and components directly from suppliers. While most components and materials for our products are available from multiple suppliers, certain of those items are only available from limited or sole sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and may not be successful in doing so on terms acceptable to us, or at all. In addition, global acceleration in the adoption of AI technologies has increased worldwide demand for semiconductor components, including memory and computer components, which has strained manufacturing capacity and supplier availability and may exacerbate existing supply shortages, lead times, allocation practices, and cost volatility affecting components used in our products.
Recent changes and uncertainty in U.S. trade policy, including judicial, legislative, and executive actions, have created significant uncertainty with respect to the imposition, scope, and duration of tariffs and other trade restrictions. New tariffs, duties, trade restrictions or taxes could be imposed, expanded, modified, or withdrawn under existing or future statutory authorities, as a result of congressional action, trade negotiations, or retaliatory measures by foreign governments. Increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we manufacture, source, or sell materials or products, could have a material adverse effect on our business and financial results. If we cannot find ways to mitigate the potential impacts from tariffs or trade restrictions successfully or in a timely manner, including through pricing actions, sourcing changes or other measures, these additional tariffs and policies could have a significant impact on our business and results of operations.
Delays in production, increases in prices charged or the loss of a limited or sole source supplier could have an adverse effect on our business, financial condition and operating results.
We depend on our primary third-party contract manufacturer for the production of our security screening systems. While there are several potential contract manufacturers for most of these products, all our systems are currently manufactured, assembled, tested, and packaged by Columbia Tech or Plexus. On November 5, 2025, we entered into a non-exclusive contract manufacturing agreement with Plexus Corp which we expect will help us diversify contract manufacturers. While we anticipate reduced product costs and improved gross margin over time, such results may not materialize. Onboarding a new supplier involves various inherent risks that could adversely affect our production capacity and product quality, and negatively impact revenue, gross profits and field service costs.
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
In recent years, we have experienced significant growth in both customers and units under subscription. As an increasing number of customers reach the end of their initial subscription terms, renewals have become an increasingly important driver of our recurring revenue and operating results. We have limited historical experience managing renewals at the current and growing scale of our customer base. As a result, we face increased exposure to customer or unit churn, including customers electing not to renew subscriptions, renewing fewer subscribed units, or renewing on terms that generate lower recurring revenue. Increased churn or lower renewal rates could adversely affect our recurring revenue, forecasting certainty, and overall financial performance, with impacts that may become more pronounced in future periods.
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
We use machine learning technologies and artificial intelligence (“AI”), including generative AI, in the development and operation of our AI-based weapons detection products for security screening. There are significant risks involved in developing, maintaining, and deploying AI and machine learning technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. Furthermore, the rapid pace of AI development may require the continued investment of significant resources for us to remain competitive, and we may not receive commensurate returns if we are not successful in achieving the outcomes we expect, either on the timelines we expect or at all. In addition, our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
Some uses of AI pose emerging ethical issues and present a number of risks that cannot be fully mitigated. Using AI while the technology is still developing may expose us to additional liability, reputational harm and threats of litigation, in particular, if these AI or machine learning models are incorrectly designed, developed or implemented, produce errors, AI bias, discrimination or AI hallucinations, result in intellectual property infringement or misappropriation or are adversely impacted by unforeseen defects, technical challenges, open source software issues, data privacy issues, cybersecurity threats, material performance issues, or otherwise do not function as intended. For example, AI technologies are highly reliant on the collection and analysis of large amounts of data, which may be overbroad, incomplete, inadequate, inaccurate, biased, or otherwise of poor quality. The accuracy of these data inputs and their subsequent effects on the outputs of AI technologies cannot always be verified, potentially leading to outputs that incorporate or are based on inaccurate or erroneous information. If any of the foregoing were to occur, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could be subject to claims (including product liability claims), litigation (including class actions) or incur liability.
Because AI is a developing technology, legal frameworks for AI governance are unsettled, quickly developing, and unpredictable. The use of AI could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions. Further, there is no assurance that new laws and regulations will not restrict the ways we can use the AI we have adopted, including by limiting or changing global AI adoption trends that may impede our strategy. Moreover, regulations relating to AI technologies may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on our operations or financial condition. Unfavorable legal and regulatory developments could also impact our vendors, suppliers and industry as a whole, and we may be exposed to increased risk of liability, reputational harm, and other significant costs if we need to make business and operational changes in response to such developments.
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
Our failure, or perceived failure, to comply fully with developing interpretations of AI laws and regulations or meet evolving and varied stakeholder expectations and industry standards, could harm our business, reputation, financial condition and results of operations. See – “We are subject to government regulation and other legal obligations, particularly related to privacy, data protection, information security, and product marketing and our actual or perceived failure to comply with such obligations could harm our business.”
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
As we pursue opportunities to expand our business outside of the United States, we will become subject to additional risks and uncertainties inherent in international operations. Selling, deploying, and supporting our security screening systems in foreign jurisdictions may require us to comply with local product certification regimes, import and export controls, cybersecurity requirements, government procurement rules, and other regulatory frameworks that differ substantially from those in the U.S. Some countries impose stringent testing, safety, or security-technology approvals before products similar to ours may be marketed or deployed, and obtaining these approvals can be costly, time-

consuming, or ultimately unsuccessful. We may also be required to modify our products to meet local technical, privacy, data handling, or operational standards, and such modifications may increase our costs or impair product performance.
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
Companies that incorporate or use open source software in their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with open source licensing terms. While we monitor our use of open source software and strive to ensure that none is used in a manner that would subject our proprietary software to additional unfavorable open source license obligations, we cannot guarantee that we will be successful, or that all open source software used in our products, services, or internal systems will be identified, reviewed, or used in compliance with applicable license terms. Developers may incorporate open source software, including through third-party components or AI-assisted coding tools, that is not detected through our review processes. Further, use of open source AI technologies poses additional risks relating to the underlying training data sets, including an increased risk in intellectual property infringement or non-compliance with open source license terms as a result of such training data sets potentially derived from data sourced without permission or outside the scope of the underlying open source license.
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
Cybersecurity threats as well as the tools (including AI) used to breach security safeguards, circumvent security controls, evade detection, and remove forensic evidence, are constantly evolving and may originate from remote areas increasing the difficulty of detecting and successfully defending against them. For instance, cyber criminals or insiders may target us or third parties with which we have business relationships to gain access to data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated. Protecting against such threats may require us to spend additional resources to further strengthen our defenses. In addition, events such as power losses, telecommunications failures, earthquakes, fires and other natural disasters could result in failures of our, or our third-party vendors’ systems.
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
We have registered the Evolv®, Evolv Express®, Evolv Insights®, Evolv Cortex AI®, and Evolv Edge® trademarks in the U.S. and/or certain other countries. We also have registrations and/or pending applications for additional marks in the U.S. and other countries. We cannot be certain that any pending or future applications will issue as registered trademarks or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.
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
We, our reseller partners, and our customers are subject to a number of domestic and international laws and regulations that apply to the processing of certain types of information as well as cloud services and the internet generally. These laws, rules, and regulations address a range of issues including data privacy and cybersecurity, breach notification and restrictions or technological requirements regarding the processing of personal data. The regulatory framework for online services, data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. New laws and regulations that apply to our business are being introduced at every level of government in the U.S., as well as internationally. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, and standards in the jurisdictions in which we operate, and may be subject to contractual obligations relating to data privacy and security in the jurisdictions in which we operate.
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
We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part II, Item 1, “Legal Proceedings” and Note 13, Commitments and Contingencies, to our condensed consolidated financial statements for the three and six months ended June 30, 2026. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger.
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
As of June 30, 2026, the $30.0 million initial term loan under our Senior Secured Credit Facilities, as defined below, was drawn and outstanding, while the $30.0 million delayed draw facility and $15.0 million revolving credit facility remained undrawn and available. Our ability to make payments on, repay or refinance the debt in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control.
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
Our Senior Secured Credit Facilities contain affirmative and negative covenants, including, among other things, limitations on us and our subsidiaries with respect to liens, incurrence of indebtedness, certain fundamental changes, restricted payments, investments and transactions with affiliates, in each case, subject to exceptions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the Senior Secured Credit Facilities, which may limit our operating flexibility. In addition, our Senior Secured Credit Facilities are secured by a first lien on substantially all of our assets and require the Company to comply with a minimum ARR covenant, a minimum EBITDA covenant that takes effect on June 30, 2027, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to reporting requirements of periodic financial results. If we do not meet the financial covenants as specified in the Senior Secured Credit Facilities, we may require forbearance or relief from our financial covenant violations from the lenders or be required to arrange alternative financing.
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
Risks Related to Our Common Stock
The market price of our common stock has been and may continue to be highly volatile, and you may lose some or all of your investment.
The trading price of our common stock has been highly volatile since their initial listing on the Nasdaq and may continue to fluctuate widely in response to a variety of factors, including the following:
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
Changes in the fair value of our contingently returnable founder shares and efforts to enforce the return and cancellation of forfeited founder shares could materially affect our financial results.
On July 16, 2026, 1,897,500 contingently returnable shares of NHIC Class B common stock owned by certain NHIC stockholders that were converted into shares of our common stock in connection with the Merger were forfeited and must be returned to us for cancellation pursuant to the agreements governing such shares (the “Forfeited Founder Shares”). To date, a portion of these shares has not been returned to us. We may be required to pursue litigation or other legal action to enforce our contractual rights and compel the return of certain of those Forfeited Founder Shares if the holders do not comply with their contractual obligations. Any such efforts may be time-consuming and costly and may divert management's attention and resources from our operations. Efforts to secure the return and cancellation of Forfeited Founder Shares could result in litigation and significant legal and other expenses. Any delay in the return and cancellation of such shares, or costs incurred in connection with enforcing our rights, could adversely affect our business, financial condition, results of operations.
We account for our contingently returnable founder shares at fair value, with changes in fair value recognized in earnings each reporting period. As a result, we may recognize significant non-cash gains or losses that could materially affect our results of operations.
In our future quarterly and annual financial statements, any Forfeited Founder Shares that have not been returned for cancellation prior to the end of each reporting period will continue to be classified as assets measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we will recognize non-cash gains or losses on any unreturned Forfeited Founder Shares each reporting period. The amount of such gains or losses could be material.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2026, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 11, 2026

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ George C. Kutsor
Name:	George C. Kutsor
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)