Form 10-Q
period 2026-09-30
Evolv Technologies Holdings, Inc.
filed 2026-11-10
CIK 1805385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, there were 181,385,455 shares of Class A common stock, par value $0.0001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, without limitation, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as any such factors may be updated from time to time in our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
ii

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$61,910	$49,150
Marketable securities	4,951	19,885
Accounts receivable, net of allowance for expected credit losses of $750 and $600 as of September 30, 2026 and December 31, 2025, respectively	50,412	30,841
Inventory	5,793	9,317
Current portion of contract assets	1,561	878
Current portion of commission asset	5,726	6,062
Prepaid expenses and other current assets	19,685	35,169
Total current assets	150,038	151,302
Contract assets, noncurrent	13	15
Commission asset, noncurrent	8,141	7,867
Property and equipment, net	132,818	127,522
Operating lease right-of-use assets	10,974	12,303
Other assets	1,077	5,400
Total assets	$303,061	$304,409

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,733	$9,770
Accrued expenses and other current liabilities	36,581	35,293
Current portion of deferred revenue	87,385	74,924
Current portion of operating lease liabilities	3,116	2,989
Total current liabilities	137,815	122,976
Deferred revenue, noncurrent	19,419	16,716
Long-term debt	28,811	28,596
Operating lease liabilities, noncurrent	9,230	10,654
Contingent earn-out liability, noncurrent	—	374
Contingently issuable common stock liability, noncurrent	—	1,809
Public warrant liability, noncurrent	—	3,862
Total liabilities	195,275	184,987
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,100,000,000 shares authorized at September 30, 2026 and December 31, 2025; 181,233,753 and 175,399,488 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	525,555	507,347
Accumulated other comprehensive loss	(114)	(141)
Accumulated deficit	(417,673)	(387,802)
Stockholders’ equity	107,786	119,422
Total liabilities and stockholders’ equity	$303,061	$304,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$12,332	$9,242	$34,861	$14,092
Subscription revenue	24,488	22,685	72,421	62,122
Service revenue	9,509	7,808	27,060	21,224
License fee and other revenue	1,016	3,115	3,084	9,963
Total revenue	47,345	42,850	137,426	107,401
Cost of revenue:
Cost of product revenue	11,253	7,960	33,206	16,495
Cost of subscription revenue	9,841	10,923	27,208	27,713
Cost of service revenue	2,605	2,338	7,323	5,753
Cost of license fee and other revenue	97	323	589	766
Total cost of revenue	23,796	21,544	68,326	50,727
Gross profit	23,549	21,306	69,100	56,674
Operating expenses:
Research and development	6,126	5,608	17,792	15,207
Sales and marketing	13,168	11,715	38,534	34,494
General and administrative	18,657	12,579	46,199	44,789
Restructuring costs	—	—	—	2,662
Total operating expenses	37,951	29,902	102,525	97,152
Loss from operations	(14,402)	(8,596)	(33,425)	(40,478)
Other (expense) income, net
Interest expense	(982)	(713)	(2,909)	(714)
Interest income	540	436	1,543	1,049
Other income (expense), net	(18)	(44)	(72)	117
Change in fair value of contingent earn-out liability	—	7,521	374	2,297
Change in fair value of contingently issuable/returnable common stock liability/asset	(255)	2,178	1,249	(69)
Loss on remeasurement of common stock receivable	(530)	—	(530)	—
Change in fair value of public warrant liability	83	(2,578)	3,862	(6,160)
Total other (expense) income, net	(1,162)	6,800	3,517	(3,480)
Loss before income taxes	(15,564)	(1,796)	(29,908)	(43,958)
(Benefit from) provision for income taxes	—	—	(37)	62
Net loss	$(15,564)	$(1,796)	$(29,871)	$(44,020)

Weighted average common shares outstanding – basic and diluted	181,158,098	172,790,098	179,454,691	166,327,570
Net loss per share – basic and diluted	$(0.09)	$(0.01)	$(0.17)	$(0.26)

Net loss	$(15,564)	$(1,796)	$(29,871)	$(44,020)
Other comprehensive (loss) income
Cumulative translation adjustment	(1)	26	27	(105)
Total other comprehensive (loss) income	(1)	26	27	(105)
Total comprehensive loss	$(15,565)	$(1,770)	$(29,844)	$(44,125)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	175,399,488	$18	$507,347	$(141)	$(387,802)	$119,422
Issuance of common stock upon net exercise of stock options	482,435	—	322	—	—	322
Issuance of common stock upon vesting of restricted stock units	3,576,310	—	—	—	—	—
Stock-based compensation cost	—	—	5,911	—	—	5,911
Cumulative translation adjustment	—	—	—	28	—	28
Net loss	—	—	—	—	(5,009)	(5,009)
Balances at March 31, 2026	179,458,233	$18	$513,580	$(113)	$(392,811)	$120,674
Issuance of common stock upon net exercise of stock options	745,035	—	245	—	—	245
Issuance of common stock upon vesting of restricted stock units	636,132	—	—	—	—	—
Stock-based compensation cost	—	—	7,237	—	—	7,237
Net loss	—	—	—	—	(9,298)	(9,298)
Balances at June 30, 2026	180,839,400	$18	$521,062	$(113)	$(402,109)	$118,858
Issuance of common stock upon net exercise of stock options	260,564	—	280	—	—	280
Issuance of common stock upon vesting of restricted stock units	363,368	—	—	—	—	—
Stock-based compensation cost	—	—	7,279	—	—	7,279
Cumulative translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,564)	(15,564)
Reclassification of common stock receivable	—	—	(3,596)	—	—	(3,596)
Receipt and retirement of common stock	(229,579)	—	(1,236)	—	—	(1,236)
Reduction of common stock receivable for shares received	—	$—	$1,236	$—	$—	$1,236
Loss on remeasurement of common stock receivable	—	$—	$530	$—	$—	$530
Balances at September 30, 2026	181,233,753	$18	$525,555	$(114)	$(417,673)	$107,786

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balances at December 31, 2024	159,602,069	$16	$472,331	$(32)	$(354,664)	$117,651
Issuance of common stock upon net exercise of stock options	281,709	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	3,389,364	—	—	—	—	—
Stock-based compensation cost	—	—	5,125	—	—	5,125
Cumulative translation adjustment	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(1,689)	(1,689)
Balances at March 31, 2025	163,273,142	$16	$477,476	$(78)	$(356,353)	$121,061
Issuance of common stock upon net exercise of stock options	5,628,670	1	6,427	—	—	6,428
Issuance of common stock upon vesting of restricted stock units	1,724,550	—	—	—	—	—
Stock-based compensation cost	—	—	5,781	—	—	5,781
Cumulative translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(40,535)	(40,535)
Balances at June 30, 2025	170,626,362	$17	$489,684	$(163)	$(396,888)	$92,650
Issuance of common stock upon net exercise of stock options	2,130,280	—	1,973	—	—	1,973
Issuance of common stock upon vesting of restricted stock units	199,630	—	—	—	—	—
Issuance of common stock upon exercise of warrants	117,423	—	49	—	—	49
Issuance of common stock upon transfer of contingently issuable common stock	729,570	—	3,670	—	—	3,670
Stock-based compensation cost	—	—	5,664	—	—	5,664
Cumulative translation adjustment	—	—	—	26	—	26
Net loss	—	—	—	—	(1,796)	(1,796)
Balances at September 30, 2025	173,803,265	$17	$501,040	$(137)	$(398,684)	$102,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,871)	$(44,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,415	17,859
Write-off of inventory and change in inventory reserve	60	2,016
Loss on disposal of property and equipment	333	3,503
Stock-based compensation	19,369	15,816
Amortization of debt issuance costs	862	195
Amortization of premium on marketable securities, net of change in accrued interest	241	10
Non-cash lease expense	1,329	1,263
Change in allowance for expected credit losses	150	66
Change in fair value of earn-out liability	(374)	(2,297)
Change in fair value of contingently issuable/returnable common stock liability/asset	(1,249)	69
Loss on remeasurement of common stock receivable	530	—
Change in fair value of public warrant liability	(3,862)	6,160
Changes in operating assets and liabilities
Accounts receivable	(19,721)	(20,557)
Inventory	6,472	11,079
Commission assets	62	(719)
Contract assets	(681)	(137)
Other assets	165	437
Prepaid expenses and other current assets	8,266	(17,331)
Accounts payable	7,244	1,845
Deferred revenue	15,164	11,596
Accrued expenses and other current liabilities	2,078	16,902
Operating lease liability	(1,297)	(657)
Net cash provided by operating activities	26,685	3,098
Cash flows from investing activities:
Development of internal-use software	(4,081)	(4,311)
Purchases of property and equipment	(25,411)	(29,109)
Purchases of marketable securities	(14,833)	(34,481)
Proceeds from maturities of marketable securities	29,526	24,675
Net cash used in investing activities	(14,799)	(43,226)
Cash flows from financing activities:
Proceeds from exercise of stock options	847	8,406
Proceeds from long-term debt	—	26,316
Net cash provided by financing activities	847	34,722
Effect of exchange rate changes on cash and cash equivalents	27	(105)
Net increase (decrease) in cash and cash equivalents	12,760	(5,511)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	49,150	37,015
Cash and cash equivalents at end of period	$61,910	$31,504
Supplemental disclosure of cash flow information
Cash paid for interest	$1,812	$518
Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$3,008	$5,058
Capital expenditures incurred but not yet paid	3,230	841
Capitalization of stock compensation	1,058	754
Conversion of contingently issuable common stock	—	3,671
Receipt and retirement of common stock	1,236	—
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
Liquidity and capital resources
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. The Company expects these needs to continue as it develops and grows its business. As of September 30, 2026, the Company had $66.9 million in cash, cash equivalents, and marketable securities, with outstanding debt of $30.0 million and available additional borrowings of up to $45.0 million, as detailed below. We incurred a net loss of $29.9 million and $44.0 million for the nine months ended September 30, 2026 and 2025, respectively, and operating activities resulted in cash inflows of $26.7 million and $3.1 million during the nine months ended September 30, 2026 and 2025, respectively. The Company expects to continue to generate losses for the foreseeable future.
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
On July 29, 2025 (the “Closing Date”), the Company entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company’s pure subscription sales model. The MidCap Credit Agreement provided an initial $30.0 million term loan facility (the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
“Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the “Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”). On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs paid at closing. As of September 30, 2026, $30.0 million under the Initial Term Loan was drawn and outstanding, while the $30.0 million Delayed Draw Term Loan and $15.0 million Revolving Credit Facility remained undrawn and available. See Note 9, Long-term Debt, for additional information.
The Company expects its cash, cash equivalents, and marketable securities of $66.9 million as of September 30, 2026, together with cash it expects to generate from future operations and borrowing availability under the Senior Secured Credit Facilities, will be sufficient to fund its operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As the Company is in the growth stage of its business and operates in an emerging field of technology, the Company expects to continue to strategically and carefully invest in various areas of the business to support that growth.
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including: (1) a minimum ending balance for annual recurring revenue (“ARR”), as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings (this covenant would cease to apply following the resolution of certain litigation and regulatory matters); and (3) a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant that takes effect on June 30, 2027. As of September 30, 2026, the minimum required ARR is $110.0 million, and the Company is in full compliance with all applicable covenant requirements, and expects to remain in compliance for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025 have been prepared on the same basis as the audited annual consolidated financial statements as of December 31, 2025 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Summary of Significant Accounting Policies

Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in our 2025 Form 10-K. Except for the estimates used to determine the grant date valuation for certain performance stock units (“PSUs”), as described in Note 10, Stock-Based Compensation, and the retirement of common stock, as described below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
Retirement of Common Stock
The Company accounts for shares that are reacquired and legally or constructively retired in accordance with ASC 505, Equity. Upon legal or constructive retirement, the shares are canceled and returned to the status of authorized but unissued shares. The par value is removed from common stock, and the excess of the carrying amount over par is recorded as a reduction of additional paid-in capital to the extent available, with any remaining amount charged to accumulated deficit.

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

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. Further, in January 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Clarifying the Effective Date)" to clarify the effective date of ASU 2024-03. Early adoption is permitted. A public entity should apply the amendments in ASU 2024-03 and ASU 2025-01 prospectively to all annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on the disclosures within the condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which amends guidance on capitalization of software development costs and introduces a probable-to-complete recognition threshold, along with factors to consider for evaluating significant development uncertainty. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted and this amendment is applied prospectively. The Company is currently evaluating the impact of this ASU on its accounting policies and disclosures within the condensed consolidated financial statements.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Marketable Securities
Marketable securities as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$4,951	$—	$4,951
Total marketable securities	$4,951	$—	$4,951

	December 31, 2025
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury bills	$19,885	$—	$19,885
Total marketable securities	$19,885	$—	$19,885
Marketable securities at September 30, 2026 and December 31, 2025 are comprised solely of zero coupon U.S. treasury bills with maturities of greater than three months but less than one year that are classified as available-for-sale debt securities. Unrealized gains or losses were not material for each of the three and nine months ended September 30, 2026 and 2025. The amortization of premium on marketable securities is included in interest income on the condensed consolidated statements of operations and comprehensive loss.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$45,803	$—	$—	$45,803
Treasury bills	—	14,912	—	14,912
	$45,803	$14,912	$—	$60,715

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,406	$—	$—	$39,406
Treasury bills	—	19,885	—	19,885
Contingently returnable common stock asset	—	—	4,094	4,094
	$39,406	$19,885	$4,094	$63,385
Liabilities:
Contingent earn-out liability	$—	$—	$374	$374
Contingently issuable common stock liability	—	—	1,809	1,809
Public Warrant liability	3,862	—	—	3,862
	$3,862	$—	$2,183	$6,045

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. As of September 30, 2026, U.S. treasury bills with maturities less than three months, which totaled $10.0 million, are included in cash and cash equivalents, while treasury bills with maturities greater than three months, which totaled $5.0 million, are reflected as marketable securities. As of December 31, 2025, U.S. treasury bills with maturities greater than three months, which totaled $19.9 million, are reflected as marketable securities. The fair value of the treasury bills, which are classified as Level 2 securities, is calculated by a third-party pricing service and is based on estimates obtained from various sources.
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
During each of the nine months ended September 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Contingent Earn-out
Pursuant to the Merger Agreement, the Legacy Evolv stockholders, immediately prior to the Merger, were entitled to receive additional shares of the Company’s common stock upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our 2025 Form 10-K. The Company’s contingent earn-out shares were recorded at fair value as a contingent earn-out liability upon the closing of the Merger and were remeasured each reporting period through the expiration of the earn-out period. The earn-out period expired on March 8, 2026 without achievement of the required milestones. As a result, the Company has no remaining contingent earn-out liability as of September 30, 2026.
The fair value of the contingent earn-out was calculated using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period.
The following table provides a rollforward of the contingent earn-out liability (in thousands):

Balance at December 31, 2025	$374
Change in fair value	(374)
Balance at September 30, 2026	$—
Valuation of Contingently Issuable/Returnable Common Stock Liability/Asset and Measurement of Common Stock Receivable
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock which were converted into shares of the Company's stock in connection with the Merger (the “Founder Shares”). Of these shares, 1,897,500 shares vested at the closing of the Merger, 517,500 shares were transferred back to NHIC and then contributed to Give Evolv LLC, and the remaining 1,897,500 unvested shares were subject to vesting upon the Company achieving certain milestones as described in Note 2 of our consolidated financial statements of our 2025 Form 10-K (“Vesting Conditions”). The Company’s contingently issuable common shares were recorded at fair value on the closing of the Merger and were remeasured each reporting period. None of the milestones were achieved prior to the expiration of the vesting period on July 16, 2026.
Under the Founder Shares arrangement, Founder Shares could be transferred to third parties, subject to certain conditions. The unvested shares are required to be returned to the Company for cancellation if the specified Vesting Conditions are not met. As of September 30, 2026, a total of 471,241 Founder Shares that had been previously transferred

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to individual stockholders' brokerage accounts remained outstanding and are subject to recovery by the Company, while all the other Founder Shares had either been forfeited upon expiration of the vesting period, if held in directly registered form at the transfer agent, or retired upon their subsequent return by stockholders. Prior to the expiration of the vesting period, the contractual obligation of the holders to return unvested shares upon failure to meet the Vesting Conditions was accounted for as a freestanding financial asset in accordance with ASC 815-40. This asset was initially recognized at fair value and remeasured at each reporting period through the expiration of the vesting period on July 16, 2026. Upon the expiration of the vesting period with none of the milestones having been achieved, the Company reassessed the arrangement under ASC 815-40 as of July 16, 2026 and determined that it met the criteria for equity classification and reclassified it to equity. Certain holders have not yet returned their shares, and the Company has applied the accounting model to the shares prescribed by ASC 470-20 for equity-classified own-share lending agreements following the July 16, 2026 contractual expiration. Under this model, the Company measures its right to recover the unreturned shares (i.e., common stock receivable) at the end of each reporting period based on the fair value of the unreturned shares which are probable of recovery. Changes in the measurement of the common stock receivable are recognized as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss each reporting period, with the offset to additional paid-in capital.
Through March 31, 2026, the fair value of the contingently issuable common shares and the contingently returnable common stock asset was determined using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the vesting period. However, starting June 30, 2026 and through the expiration of the vesting period, the Company determined that the required milestones were not achieved within the remaining term, and as a result, concluded there are no remaining contingently issuable common shares. As of July 16, 2026, the Company had recognized a $3.6 million contingently returnable common stock asset, based on the estimated fair value of the underlying returnable shares. Upon expiration of the vesting period, the contingently returnable common stock asset was reclassified to equity as common stock receivable, which is included within additional paid-in capital in our condensed consolidated balance sheets and statements of stockholders’ equity, with loss on remeasurement of common stock receivable recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2026, common stock receivable was $1.8 million.
The following table provides a rollforward of the contingently issuable common stock liability (in thousands):

Balance at December 31, 2025	$1,809
Change in fair value	(1,809)
Balance at September 30, 2026	$—
The following table provides a rollforward of the contingently returnable common stock asset (in thousands):

Balance at December 31, 2025	$4,094
Change in fair value	(560)
Reclassification of common stock receivable	(3,596)
Other adjustments	62
Balance at September 30, 2026	$—

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the common stock receivable (in thousands), which is included within additional paid-in capital in our condensed consolidated balance sheets and statements of stockholders’ equity:

Balance at December 31, 2025	$—
Reclassification of common stock receivable	(3,596)
Reduction of common stock receivable for shares received	1,236
Loss on remeasurement of common stock receivable	530
Balance at September 30, 2026	$(1,830)
Valuation of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. The Public Warrants were immediately exercisable and were classified as a liability and remeasured to fair value at each reporting date based on the closing price reported by Nasdaq on the last date of the reporting period. On July 16, 2026, all Public Warrants expired. As a result, the Company has no remaining public warrant liability as of September 30, 2026.
The following table provides a rollforward of the public warrant liability (in thousands):

Balance at December 31, 2025	$3,862
Change in fair value	(3,862)
Balance at September 30, 2026	$—
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

Remaining Performance Obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2026:

	Next 12 months	13 to 24 months	More than 24 months	Total
Product revenue	$3,409	$—	$—	$3,409
Subscription revenue	94,513	67,530	75,500	237,543
Service revenue	33,652	23,668	26,782	84,102
License fee and other revenue	211	182	354	747
Total revenue	$131,785	$91,380	$102,636	$325,801
Contract Balances from Contracts with Customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is unconditional and only subject to the passage of time. As of September 30, 2026, the Company had $1.6 million in current portion of contract assets and less than $0.1 million in contract assets, noncurrent on the condensed consolidated balance sheets. As of December 31, 2025, the Company had $0.9 million in current portion of contract assets and less than $0.1 million in contract assets, noncurrent on the condensed consolidated balance sheets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to subscription revenue and service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as deferred revenue, noncurrent. The Company recognized revenue of $15.0 million and $67.9 million during the three and nine months ended September 30, 2026 that was included in the December 31, 2025 deferred revenue balance. The Company recognized revenue of $13.9 million and $58.0 million during the three and nine months ended September 30, 2025 that was included in the December 31, 2024 deferred revenue balance.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of deferred revenue (in thousands):

Balance at December 31, 2025	$91,640
Revenue recognized in relation to the beginning of the year contract liability balance	(67,874)
Revenue deferred	83,038
Balance at September 30, 2026	$106,804
The following table presents the Company’s components of sales-type lease net profit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from sales-type leases	$856	$—	$856	$—
Interest income on lease receivables	25	24	52	80
Cost of revenue from sales-type leases	(481)	—	(481)	—
Net profit from sales-type leases	$400	$24	$427	$80
The revenue from sales-type leases is classified as product revenue in the condensed consolidated statements of operations and comprehensive loss. The interest income on lease receivables is classified under interest income in the condensed consolidated statements of operations and comprehensive loss. The cost of revenue from sales-type leases is classified as cost of product revenue in the condensed consolidated statements of operations and comprehensive loss.
Lease income from operating leases is related to the leased equipment under subscription arrangements and is classified as subscription revenue in the condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2026 and 2025, the Company recognized lease income from operating leases of $24.5 million and $22.7 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized lease income from operating leases of $72.4 million and $62.1 million, respectively.

Disaggregated Revenue

The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$12,332	$9,242	$34,861	$14,092
Subscription revenue	24,488	22,685	72,421	62,122
Service revenue	9,509	7,808	27,060	21,224
License fees	—	2,280	172	7,774
Professional services and other revenue	1,016	835	2,912	2,189
Total revenue	$47,345	$42,850	$137,426	$107,401

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
As of September 30, 2026 and December 31, 2025, the Company has accrued $1.1 million and $1.2 million, respectively, related to the Rebate Program, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets. As a substantial amount of the Company's revenue from eligible resellers is recognized over-time, rebate liabilities are recognized as a commission asset and amortized as reductions to revenue over time, consistent with the recognition of the underlying revenue. The Company recognized $0.3 million and $1.3 million of current portion of commission asset and commission asset, noncurrent in our condensed consolidated balance sheets, respectively, as of September 30, 2026, and recognized $0.1 million and $0.5 million as reduction of revenue for the three and nine months ended September 30, 2026, respectively. The Company recognized $0.2 million and $0.6 million of current portion of commission asset and commission asset, noncurrent in our condensed consolidated balance sheets, respectively, as of December 31, 2025, and recognized $0.2 million and $0.4 million as reduction of revenue for the three and nine months ended September 30, 2025.
Commissions
The Company incurs and pays commissions on sales of its products and services. The Company applies the practical expedient for contracts less than one year in duration to expense the commission costs in the period in which they were incurred. Commissions on product sales and services are expensed in the period in which the related revenue is recognized. Commissions on subscription arrangements and maintenance are expensed ratably over the life of the contract. The Company had a deferred asset related to commissions of $12.3 million and $13.1 million as of September 30, 2026 and December 31, 2025, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized commission expense of $2.1 million and $2.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized commission expense of $6.3 million and $5.4 million, respectively.

Leases
The amount of minimum future leases is based on expected income recognition. As of September 30, 2026, total future minimum payments on noncancelable operating leases are as follows in the table below (in thousands). Future minimum payments on sales-type leases are not material.

Year Ending December 31:
2026 (three months remaining)	$25,823
2027	87,607
2028	61,784
2029	39,964
2030	18,966
Thereafter	3,399
$237,543
6. Accounts Receivable
Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses were as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for Expected Credit Losses
Balance at December 31, 2025	$(600)
Provision for expected credit losses	(150)
Balance at September 30, 2026	$(750)
7. Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$2,531	$3,273
Finished goods
Finished goods inventory	3,175	5,317
Uninstalled inventory[1]	87	727
Total	$5,793	$9,317
1Uninstalled inventory is the cost of equipment that has been shipped to a customer, but for which revenue recognition has not started due to the timing of the transfer of control, until the point in time that the Company transfers control of the equipment to the customer, corresponding with the revenue recognition start date.
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computers and telecom equipment	$2,446	$2,350
Lab equipment	6,398	6,274
Furniture and fixtures	148	111
Leasehold improvements	590	607
Leased equipment	166,008	140,981
Capitalized software	26,201	20,889
Sales demo equipment	2,977	3,038
Vehicles	604	604
Equipment held for lease[1]	5,761	10,628
Construction in progress	218	35
	211,351	185,517
Less: Accumulated depreciation and amortization	(78,533)	(57,995)
	$132,818	$127,522
1 Represents equipment that has not yet been deployed to a customer and, accordingly, is not being depreciated.
As of September 30, 2026 and December 31, 2025, the net book value of capitalized software was $15.0 million and $13.6 million, respectively. These amounts include $3.8 million and $2.8 million of cumulative capitalized stock-based compensation costs, respectively. Depreciation and amortization expense related to property and equipment was $7.5 million and $6.5 million for the three months ended September 30, 2026 and 2025, respectively, which included amortization expense of capitalized software of $1.4 million and $1.0 million for the three months ended September 30,

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2026 and 2025, respectively. Depreciation and amortization expense related to property and equipment was $21.4 million and $17.9 million for the nine months ended September 30, 2026 and 2025, respectively, which included amortization expense of capitalized software of $3.9 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Leased equipment and the related accumulated depreciation were as follows:

	September 30, 2026	December 31, 2025
Leased equipment	$166,008	$140,981
Accumulated depreciation	(59,881)	(44,653)
Leased equipment, net	$106,127	$96,328
Depreciation expense related to leased equipment was $5.5 million and $5.0 million during the three months ended September 30, 2026 and 2025, respectively. Depreciation expense related to leased equipment was $15.8 million and $13.4 million during the nine months ended September 30, 2026 and 2025, respectively. Depreciable lives are generally 7 years, consistent with the Company’s planned and historical usage of the equipment subject to operating leases.
The Company recorded losses of less than $0.1 million and $0.3 million from disposals of property and equipment during the three and nine months ended September 30, 2026 related to the disposal of previously leased Evolv Express systems primarily in connection with customer upgrades to the second generation of Express systems, which were recorded in cost of subscription revenue. The Company recorded losses of $1.9 million and $3.5 million from disposal of property and equipment during the three and nine months ended September 30, 2025 primarily related to the disposal of leased Evolv Express systems, which were recorded in cost of subscription revenue and cost of product revenue.
9. Long-term Debt
The components of the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loans payable	$30,000	$30,000
Less: Unamortized debt issuance cost	(1,189)	(1,404)
	28,811	28,596
Less: Current portion of long-term debt	—	—
Long-term debt	$28,811	$28,596
On July 29, 2025, the Company entered into the $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided for an initial $30.0 million term loan facility (the “Initial Term Loan”), a $30.0 million delayed draw facility (the “Delayed Draw Term Loan”) (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the "Revolving Credit Facility”), each with a maturity date of July 1, 2030 (collectively, the “Senior Secured Credit Facilities”). As of September 30, 2026, $30.0 million under the Initial Term Loan was drawn and outstanding, while the $30.0 million Delayed Draw Term Loan and $15.0 million Revolving Credit Facility remained undrawn and available.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including: (1) a minimum ending balance for ARR, as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings (this covenant would cease to apply following the resolution of certain litigation and regulatory matters); and (3) a minimum EBITDA covenant that takes effect on June 30, 2027. As of September 30, 2026, the minimum required ARR is $110.0 million, and the Company is in full compliance with all applicable covenant requirements.
Initial Term Loan
The borrowing under the $30.0 million Initial Term Loan is subject to principal repayments beginning in August 2029, following a 48-month interest-only period, and will be repaid in equal installments over the final 12 months of the loan term.
As of September 30, 2026, the unamortized debt issuance costs totaled $1.2 million, and are presented as a direct deduction from the carrying amount of the Initial Term Loan on the condensed consolidated balance sheet and are amortized as interest expense using the effective interest method in accordance with ASC 835. Interest expense related to the Initial Term Loan totaled $0.8 million and $2.2 million for the three and nine months ended September 30, 2026. The interest rate in effect as of September 30, 2026 was approximately 8.68%, which includes Term SOFR of 3.68% and an applicable margin of 5.00%. Interest expense related to the amortization of debt issuance costs totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2026. Interest expense related to the Initial Term Loan totaled $0.6 million for both the three and nine months ended September 30, 2025. Interest expense related to the amortization of debt issuance costs totaled less than $0.1 million for both the three and nine months ended September 30, 2025.
As of September 30, 2026, future principal payments on long-term debt are as follows (in thousands):

Year Ending December 31:
2026 (remaining three months)	$—
2027	—
2028	—
2029	12,500
2030	17,500
$30,000
Delayed Draw Term Loan and Revolving Credit Facility
As of September 30, 2026, no amounts had been drawn under the Delayed Draw Term Loan or Revolving Credit Facility. Unused commitments amounted to $30.0 million and $15.0 million under the Delayed Draw Term Loan and Revolving Credit Facility, respectively, as of September 30, 2026. Debt issuance costs allocated to these facilities are paid regardless of whether the funds are drawn down. Such costs are capitalized as prepaid assets and amortized as interest expense on a straight-line basis over their respective access periods, which end on August 1, 2027 and July 1, 2030 for Delayed Draw Term Loan and Revolving Credit Facility, respectively. As of September 30, 2026, the Company recorded

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$0.6 million in prepaid expenses and other current assets and $0.6 million in other assets in the condensed consolidated balance sheets for costs associated with Delayed Draw Term Loan and Revolving Credit Facility. As of December 31, 2025, the Company recorded $0.7 million in prepaid expenses and other current assets and $1.1 million in other assets in the condensed consolidated balance sheets for costs associated with Delayed Draw Term Loan and Revolving Credit Facility. Capitalized debt issuance cost is amortized as interest expense on a straight-line basis over the period each facility is available to be drawn. Interest expense related to the amortization of debt issuance costs totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2026. Interest expense related to the amortization of debt issuance costs totaled $0.2 million for both the three and nine months ended September 30, 2025.
The Revolving Credit Facility provides for an unused commitment fee of 0.25% on the undrawn portion of the facility. Interest expense related to the unused commitment fees totaled less than $0.1 million for both the three and nine months ended September 30, 2026. Interest expense related to the unused commitment fees totaled less than $0.1 million for both the three and nine months ended September 30, 2025.
10. Stock-Based Compensation
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2025 (in thousands, except for share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2025	8,184,004	$1.25
Exercised	(1,488,034)	0.53
Outstanding as of September 30, 2026	6,695,970	$1.41	4.1	$21,689

Vested and expected to vest as of September 30, 2026	6,695,970	$1.41	4.1	$21,689
Options exercisable as of September 30, 2026	6,281,112	$1.27	3.9	$21,206
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
Restricted Stock Units
The following table summarizes the Company's restricted stock units activity since December 31, 2025:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2025	10,660,163	$3.85
Granted	4,703,841	5.55
Vested	(4,575,810)	3.77
Forfeited	(781,721)	4.41
Nonvested as of September 30, 2026	10,006,473	$4.65

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market‑Condition Stock‑Based Awards
Market-based Stock Units
During the nine months ended September 30, 2025, the Company granted market-based stock units ("MSUs") for which the vesting conditions consist of market-based vesting conditions, determined by the Company's level of achievement of pre-established parameters relating to the performance of the Company's stock price as set by the Board as well as service-based vesting conditions. No MSUs were granted during the nine months ended September 30, 2026. Vesting may range from 0% to 200% of the target MSUs granted, based on the achievement of specified market conditions. The awards will be measured at each anniversary of the grant date and will vest following the completion of a performance period, which is generally three years unless shortened in the event of a change in control.
Performance Stock Units
During the nine months ended September 30, 2026, the Company granted performance stock units ("PSUs") with market-based vesting conditions based on the Company's relative total shareholder return percentile ranking compared to the specified stock market index over the applicable performance period, subject to a continued service-based vesting requirement. No PSUs were granted during the nine months ended September 30, 2025. The number of PSUs that may vest ranges from 0% to 250% of the target PSUs granted, based on the achievement of the specified market-based measures. The awards vest following the completion of a performance period, which is generally three years, subject to continued service-based vesting requirement, except that the awards may provide for prorated vesting upon a termination by the Company without cause or by the participant for good reason (as defined in the applicable award agreements). The Company may, at its discretion, settle vested PSUs in shares of common stock or in cash equal to the fair value of the shares. The PSUs are accounted for as equity-classified awards.
Compensation expense for MSUs and PSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the performance period, regardless of level of achievement of the market conditions. The fair value of the awards was estimated based on a Monte Carlo simulation model, on a weighted average basis:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.4%	3.9%
Expected term (in years)	2.8	3.0
Expected volatility	82.9%	90.5%
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company's market-condition stock-based awards activity since December 31, 2025:

	Number of Shares	Grant Date Fair Value

Nonvested as of December 31, 2025	1,670,143	$4.93
Granted	1,241,291	9.76
Nonvested as of September 30, 2026	2,911,434	$6.99

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$302	$269	$868	$770
Research and development	1,388	1,227	4,011	3,496
Sales and marketing	2,000	1,480	5,541	4,238
General and administrative	3,239	2,414	8,949	6,787
Restructuring costs	$—	$—	$—	$525
Total stock-based compensation expense	$6,929	$5,390	$19,369	$15,816
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
The Company’s tax provision and resulting effective tax rate for interim periods are determined using the estimated annual effective tax rate (“AETR”), which is updated each quarter and adjusted for discrete items recognized in the period. For the three and nine months ended September 30, 2026, the AETR reflects expected taxable income of Evolv UK, consistent with its intercompany transfer pricing policy. The forecast is consistent with year-to-date actual results through September 30, 2026, and excludes any mark-to-market adjustments. While the overall tax provision remains immaterial due to the Company's full valuation allowance, a portion of the prior-year net operating losses of Evolv UK expected to be utilized is subject to uncertainty. As a result, a corresponding unrecognized tax benefit has been included within the AETR.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders – basic and diluted	$(15,564)	$(1,796)	$(29,871)	$(44,020)

Denominator:
Weighted average common shares outstanding - basic and diluted	181,158,098	172,790,098	179,454,691	166,327,570
Net loss per share attributable to common stockholders – basic and diluted	$(0.09)	$(0.01)	$(0.17)	$(0.26)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options issued and outstanding	6,695,970	9,500,489	6,695,970	9,500,489
Public Warrants to purchase common stock	—	14,324,893	—	14,324,893
Unvested restricted stock units	10,006,473	11,018,494	10,006,473	11,018,494
Unvested market-based and performance stock units*	2,911,434	1,670,143	2,911,434	1,670,143
Earn-out shares*	—	15,000,000	—	15,000,000
Contingently issuable common stock*	—	1,167,930	—	1,167,930
	19,613,877	52,681,949	19,613,877	52,681,949
*Issuance of MSUs, PSUs, Earn-out shares, and Contingently issuable common stock was contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.
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

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
General Litigation
Class Action Lawsuits
On March 25, 2024 and November 1, 2024, putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts. On December 13, 2024, the Court consolidated the two lawsuits into one action (the “Class Action”), pursuant to which a consolidated amended complaint was filed against the Company, certain former executives, a current director, and individuals associated with NewHold Investment Corp. Lead Plaintiff Robert Falk and additional plaintiffs Chris Williams, Tim R. Carrillo and Chris Swanson (“Class Action Plaintiffs”) alleged that the Company violated federal securities laws by making false or misleading statements relating to the effectiveness of certain products and the Company’s revenue recognition. The Class Action Plaintiffs sought various forms of relief, including compensatory damages, reasonable costs and expenses, attorneys’ fees, and expert fees. The Company filed its motion to dismiss the Class Action on March 28, 2025, and the Class Action Plaintiffs filed their opposition to the motion to dismiss on June 24, 2025. On June 30, 2025, the Court issued an order staying the Class Action, including disposition on the motion to dismiss, pending settlement negotiations. On August 5, 2025, the parties to the Class Action engaged in mediation and reached a settlement in principle in the amount of $15.0 million, of which the Company estimated at that time that $14.0 million would be funded by the Company's Directors and Officers insurance coverage. On August 19, 2025, after receiving notice of the anticipated settlement agreement, the Court denied the motion to dismiss with leave to renew if warranted. During the three months ended March 31, 2026, the Company was subsequently notified that an additional $0.3 million would be funded by the Company's Directors and Officers insurance coverage. On April 13, 2026, Class Action Plaintiffs filed a motion for preliminary approval of the settlement agreement. On April 16, 2026, the Court granted preliminary approval of the settlement agreement, stayed all proceedings in the Class Action other than to carry out and enforce the settlement agreement, and scheduled a final fairness hearing for September 24, 2026. Following the fairness hearing on September 24, 2026, the Court issued Orders granting final approval of the proposed settlement in the amount of $15.0 million, entering a final judgment, and dismissing the Class Action with prejudice.
The Company previously recognized settlement accrual of $15.0 million and an estimated insurance recovery of $14.0 million, which were recorded in accrued expenses and other current liabilities and prepaid and other current assets, respectively, in the condensed consolidated balance sheets as of December 31, 2025, representing management's best estimate of the outcome at that time. The Company was subsequently notified that an additional $0.3 million would be recovered and adjusted the insurance recovery receivable to $14.3 million as of March 31, 2026. The related adjustment was recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2026. During the three months ended June 30, 2026, the $15.0 million settlement was funded by the Company and its insurance provider, amounting to $0.7 million and $14.3 million, respectively, and the settlement proceeds were placed into a court-approved settlement fund. The $0.7 million funded by the Company was classified as restricted cash in the condensed consolidated balance sheets as of June 30, 2026.

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended September 30, 2026, following the final approval of the settlement by the Court and dismissal of the Class Action, the $0.7 million restricted cash and the related $15.0 million settlement accrual and $14.3 million insurance recovery receivable were derecognized from the condensed consolidated balance sheets.
Derivative Lawsuits
On November 12, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Massachusetts (the “Massachusetts Derivative Action”). The Massachusetts Derivative Action is a consolidation of two shareholder derivative lawsuits based on the same allegations in the Class Action, and filed against certain former and current officers and directors, and nominally against the Company. Plaintiff Bonnie Maas, derivatively on behalf of nominal defendant the Company, brought claims for breach of fiduciary duty, violation of federal securities law, unjust enrichment, waste of corporate assets, and gross mismanagement, seeking monetary damages, including restitution and fees, equitable relief, and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures. The Massachusetts Derivative Action was stayed pending the outcome of the motion to dismiss in the Class Action or a final order dismissing the Class Action with prejudice, and was subsequently dismissed with prejudice as described below.
On March 10, 2025, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery (the “First Delaware Derivative Action”). The First Delaware Derivative Action is based on the same allegations in the Class Action, and was filed against certain former and current officers, and nominally against the Company. Plaintiff Steve Bersch, derivatively on behalf of nominal defendant Evolv, brought claims for breach of fiduciary duty, unjust enrichment, and insider trading, seeking various forms of relief, including equitable relief, monetary damages, including restitution and fees, and a declaratory judgment. On June 30, 2026, the Court granted the parties’ request to continue the stay of the First Delaware Derivative Action while the parties pursued informal resolution.
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
On May 4, 2026, the Company reached an agreement in principle to settle the Massachusetts Derivative Action, the First Delaware Derivative Action, and the Second Delaware Derivative Action (together, the "Derivative Actions"). On August 5, 2026, the parties executed a Stipulation and Agreement of Settlement to fully and finally resolve the Derivative Actions, and the January 6, 2026 stockholder litigation demand (the "Stockholder Demand"). On August 6, 2026, the U.S. District Court for the District of Massachusetts preliminarily approved the parties’ Stipulation and Agreement of Settlement and scheduled a final settlement hearing for October 21, 2026.
Under the Stipulation and Agreement of Settlement, the Company has agreed to implement certain corporate governance reforms within 30 days after the effective date of the settlement and to cause the Company’s directors’ and officers’ liability insurance carriers to pay plaintiffs’ counsel a fee of $1.3 million. The Company does not expect the settlement to have a material adverse effect on its condensed consolidated balance sheet, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows. During the three months ended March 31, 2026, the Company recognized a settlement accrual of $1.3 million and an estimated insurance recovery of $1.3 million, which remain included in accrued expenses and other current liabilities and prepaid and other current assets, respectively, in the condensed consolidated balance sheets, representing management's best estimate of the outcome as of September 30, 2026.
Following the fairness hearing on October 21, 2026, the Court issued a Final Order and Judgment granting final approval of the proposed settlement, awarding $1.3 million in attorneys' fees and expenses to plaintiffs' counsel in the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Actions and the Stockholder's counsel in the Stockholder Demand, dismissing the Massachusetts Derivative Action with prejudice, and requiring plaintiffs in the First Delaware Derivative Action and Second Delaware Derivative Action to file paperwork dismissing those actions within seven calendar days. On October 28, 2026, the parties in the First Delaware Derivative Action and Second Delaware Derivative Action filed stipulations to dismiss those two actions, which remain pending for the Court’s approval.
Regulatory and Governmental Matters
As previously disclosed, since February 2024, the Company has been cooperating with the Securities and Exchange Commission's (the "SEC") investigations into issues relating to certain aspects of the Company’s marketing practices and, also since 2024, the events leading to a previously disclosed internal investigation relating to the Company’s sales practices, including whether certain sales of products and subscriptions to channel partners and end users were subject to extra-contractual terms and conditions that impacted revenue recognition and other metrics and if so, when senior Company personnel became aware of these issues, as well as the related restatement of prior period financial statements.
During the quarter ended September 30, 2026, the Company engaged in discussions with the Staff of the SEC regarding a potential resolution of the previously disclosed investigations. The Company has reached a settlement in principle with the Staff of the SEC to resolve the matter, subject to approval by the SEC. Under the terms of the settlement in principle, the Company would, among other things, pay a civil monetary penalty of $3.5 million in connection with alleged violations of the reporting, books and records, and internal accounting controls provisions of the Securities Exchange Act of 1934, as amended, and the rules thereunder arising from the events leading to the investigation. The settlement in principle does not allege any violations related to the Company’s marketing practices.
Although the Company has determined its liability to be probable in connection with this matter, the settlement remains subject to final documentation and approval by the SEC. The Company cannot predict the timing of any final resolution, whether the SEC will approve the settlement, or whether the final terms of any resolution will differ from the terms agreed in principle.
In view of the inherent unpredictability of regulatory and governmental matters, the Company cannot determine with certainty the timing or ultimate resolution of such matters or the eventual loss, fines or penalties, if any, that may result from such matters. The Company establishes reserves for such matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving such matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on the consolidated financial statements in particular quarterly or annual periods. The Company accrues amounts for certain matters for which losses are considered to be probable of occurring based on its reasonable estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from the Company's current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however the Company cannot estimate a range of the potential losses for these matters.
Any resolution or litigation with the SEC or other parties could ultimately result in monetary and injunctive relief that may impose costs on the Company and/or require it to make changes to its business practices. These costs and requirements may be material both individually and in the aggregate. During the three months ended June 30, 2026, the Company had accrued $0.1 million as an estimated liability related to the SEC matter, which was recorded in other accrued liabilities in the condensed consolidated balance sheets and the associated expense was recorded in general and administrative expense in the condensed consolidated statements of operations. Under the terms of the settlement in principle, the Company adjusted the liability related to the SEC matter to $3.5 million as of September 30, 2026. The Company will not receive an insurance recovery for any cash settlement in the SEC matter. However, in addition to the expected insurance recovery discussed above related to the Class Action litigation, the Company's defense costs for counsel and consultants in connection with the securities litigation and the related SEC and DOJ matters, including certain expenses that have previously been paid, are also expected to be reimbursed. The Company recognized estimated loss recoveries related to insurance coverage for these matters of $1.6 million and $4.9 million for the three and nine months ended September 30, 2026 and $1.2 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, which were recorded as reductions of general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. These amounts reflect costs that have been confirmed covered by the

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s insurance providers, as well as an estimate of other claims the Company has determined are probable of recovery. During the three and nine months ended September 30, 2026, $2.5 million and $5.8 million of these recoveries were paid out by the Company's insurance provider, respectively. $4.7 million and $5.6 million of insurance recoveries were paid out during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, remaining estimated recoveries of $0.5 million and $1.3 million were included in prepaid and other current assets in the condensed consolidated balance sheets, respectively.
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
14. Segment Information
The Company determined that it has one reportable segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its President and Chief Executive Officer. The CODM evaluates the performance of our segment based upon consolidated net income (loss) and considers budget-to-actual or forecast-to-actual variances to assess performance and make decisions about allocating resources. The CODM evaluates segment assets based on total assets on the consolidated balance sheets. Asset information is not presented here because its presentation here would be duplicative of the consolidated balance sheets. On the basis of these factors, the Company determined that it operates and manages its business as one reportable segment that develops, manufactures, markets and sells security screening products and specific services.
Information by reportable segment is as follows (in thousands):

EVOLV TECHNOLOGIES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment revenue	$47,345	$42,850	$137,426	$107,401
Less:
Employee expense	18,907	18,217	56,146	50,325
Stock-based compensation expense[1]	6,929	5,390	19,369	15,291
Other non-recurring expenses[2]	4,777	(30)	5,581	10,343
Consulting and contract staffing	3,268	2,216	9,026	8,539
Depreciation and amortization	7,477	6,540	21,415	17,859
Restructuring costs	—	—	—	2,662
Other cost of revenue	13,720	12,817	39,233	27,058
Other operating expenses	6,669	6,296	20,081	15,802
Other segment items[3]	1,162	(6,800)	(3,554)	3,542
Reportable segment net loss[4]	$(15,564)	$(1,796)	$(29,871)	$(44,020)

1 For the nine months ended September 30, 2025, excludes incremental expense related to modified awards included in the Restructuring costs line. See Note 15, Restructuring Charges for additional information.
2 For the three and nine months ended September 30, 2026, primarily includes legal fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements, net of estimated insurance recoveries, and expenses recognized for estimated legal settlements and ongoing legal and regulatory matters. For the three and nine months ended September 30, 2025, primarily includes consulting and legal fees and additional audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements, net of estimated insurance recoveries.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2025 Form 10-K and in other parts of this Quarterly Report on Form 10-Q.

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
Our platform was designed from inception around AI operating in physical environments. Our AI-powered software and services are central to the performance and long-term value of our platform. Through continuous operation across a large and growing installed base, our systems generate substantial volumes of anonymized screening data related to the movement of people and bags through physical spaces. We train our models on a proprietary real-world data set and can improve the system performance over time through new and updated algorithms, which customers receive from us through software updates.
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
We believe our hardware-enabled, long-term subscription model differentiates our business from purely software-as-a-service offerings. We believe our platform is well positioned to benefit from ongoing advances in artificial intelligence, driving durable customer value and supporting predictable, recurring subscription revenue.
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
Key indicators of our performance, market acceptance, and customer adoption include Annual Recurring Revenue (“ARR”), a measure of annualized recurring subscription and related service revenue, and Remaining Performance Obligation (“RPO”), a measure of expected future revenue from active customer contracts. We believe these indicators reflect the scale, durability, and growth of our Security‑as‑a‑Service model.
Key Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.
Supply Chain Strategy
On November 5, 2025, we entered into a non-exclusive contract manufacturing agreement with Plexus Corp. (“Plexus”). This shift is part of a broader supply chain strategy aimed at enhancing scalability, geographic diversification, creating long-term cost-saving opportunities, and operational resiliency. Plexus has been fully brought onboard, and we believe we maintain sufficient inventory and committed production capacity to meet our growth targets with our existing contract manufacturer, ensuring uninterrupted service and consistent delivery to customers.
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

Development and Commercialization of our Products
Since our inception, we have incurred significant operating losses. Our ability to generate revenue and achieve cost improvements sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $137.4 million and $107.4 million for the nine months ended September 30, 2026 and 2025, respectively. We generated a net loss of $29.9 million and $44.0 million for the nine months ended September 30, 2026 and 2025, respectively. We expect to continue to incur operating losses as we focus on growing and establishing recurring commercial sales of our products, including growing our sales and marketing teams, scaling the use of third-party contract manufacturers, and continuing research and development efforts to develop new products and further enhance our existing products.
Certain Key Metrics and Non-GAAP Financial Measures
Annual Recurring Revenue. We believe ARR is a useful metric for investors because it provides visibility into the scale and sustainability of our recurring revenue base. ARR reflects the annualized value of active subscription arrangements at a point in time and helps investors evaluate trends in customer and unit acquisition, retention, and expansion. As our business continues to shift toward pure subscription and purchase subscription sales models (and away from our legacy distribution subscription model), we believe ARR more accurately captures the recurring nature of our revenue compared to period based revenue measures alone. Management also uses ARR to assess operating performance, inform strategic decisions, and plan for future growth, because it is impacted by multiple dimensions of our business, including new customer and unit acquisition, customer pricing, renewal history, and renewal pricing.
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
As of September 30, 2026, ARR was $140.5 million, compared to $117.2 million as of September 30, 2025, representing year over year growth of 20%. This increase was driven by the addition of about 230 new customers during the twelve month period ended September 30, 2026, expanded deployments by existing customers and increased demand for our pure subscription and purchase subscription sales models which generate a higher proportion of recurring revenue compared to our legacy distribution subscription sales model (see "Sales Models”).
Remaining Performance Obligation. We believe RPO, a measure of expected future revenue under contract with active customers, to be a key indicator of our performance. As disclosed in Note 5 to our financial statements, RPO at September 30, 2026 was $325.8 million, an increase of approximately 11% from December 31, 2025, driven by continued market demand.
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
Adjusted EBITDA is defined as net income (loss) plus depreciation and amortization, stock based compensation, interest expense (income), provision for income taxes, change in fair value of contingent earn out liability, change in fair value of contingently issuable/returnable common stock liability/asset, loss on remeasurement of common stock receivable, change in fair value of public warrant liability, loss on impairment of leased equipment, loss on impairment of intangible asset, loss on disposal of leased equipment, non-recurring employee restructuring and other separation costs, non-recurring inventory charges, and other non-recurring legal and regulatory costs, which management believes provides a more meaningful representation of operating results.
The following table presents a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(15,564)	$(1,796)	$(29,871)	$(44,020)
Depreciation and amortization	7,477	6,541	21,415	17,859
Stock-based compensation	6,929	5,390	19,369	15,816
Interest expense (income)	442	277	1,366	(335)
Provision for income taxes	—	—	(37)	62
Change in fair value of contingent earn-out liability	—	(7,521)	(374)	(2,297)
Change in fair value of contingently issuable/returnable common stock liability/asset	255	(2,178)	(1,249)	69
Loss on remeasurement of common stock receivable	530	—	530	—
Change in fair value of public warrant liability	(83)	2,578	(3,862)	6,160
(Gain) loss on disposal of leased equipment	(15)	1,870	255	3,503
Non-recurring employee restructuring and other separation costs	—	6	—	2,976
Other non-recurring legal and regulatory costs	4,778	(36)	5,582	9,504
Adjusted EBITDA	$4,749	$5,131	$13,124	$9,297
For the three months ended September 30, 2026, Adjusted EBITDA was $4.7 million, compared to $5.1 million for the three months ended September 30, 2025, representing a decrease of $0.4 million year-over-year. The decrease primarily reflected higher operating expenses associated with continued investments in research and development and sales and marketing to support our growth initiatives, as well as professional fees in general and administrative expense to support SOX remediation efforts. For the nine months ended September 30, 2026, Adjusted EBITDA was $13.1 million, compared to $9.3 million for the nine months ended September 30, 2025, representing an improvement of $3.8 million year-over‑year. The improvement was primarily driven by revenue growth and increased operating leverage, partially offset by continued investments in research and development and sales and marketing to support our growth initiatives and in general and administrative functions, including to support SOX remediation efforts.
Liquidity and Capital Resources
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through cash generated from operations and our Senior Secured Credit Facilities. See “Liquidity and Capital Resources” as well as “Risks Related to Our Financial Condition and Liquidity” for more information. Additionally, as discussed in Note 13, Commitments and Contingencies, to our condensed consolidated financial statements for the three and nine months ended September 30, 2026, we are involved in certain legal proceedings, including a government investigation. Given the uncertainty of such matters, no assurance can be given regarding the final outcome of such matters. However, the ultimate amount or range of potential loss, which might result to the Company, may differ materially from our current estimates.

As described in Supply Chain Strategy above, we entered into a non-exclusive contract manufacturing agreement with Plexus, which is expected to enhance manufacturing scalability and operational efficiency. Volume production has fully transferred to Plexus, with remaining transition and optimization expected to continue into the first quarter of 2027. The Company continues to monitor cash flows and capital requirements associated with the transition to ensure sufficient resources are available to support ongoing operations and strategic initiatives.
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
Product Revenue
We derive a portion of our revenue from the sale of our Evolv Express and eXpedite equipment and related add-on accessories to customers. Revenue is recognized when control of the product has transferred to the customer, which follows the terms of each contract. We anticipate future growth in product revenue as more customers purchase systems through our purchase subscription model instead of through the now expired Distribution and License Agreement with Columbia Tech. Product revenue is also impacted by the pricing of the components included in our purchase subscription offerings. Pricing changes may affect the relative mix of product revenue and service revenue, with a differing amount of revenue from these arrangements recognized upfront as product revenue and recognized over the recognized over time as service revenue.
Subscription Revenue
Subscription revenue consists of revenue derived from leasing Evolv Express and eXpedite systems to our customers. Lease terms are typically four years and customers generally pay in advance either a quarterly or annual fixed payment for the lease, SaaS, and maintenance elements over the contractual lease term. At the end of the initial contractual lease term, customers generally have the option to renew their existing lease or upgrade, typically for a longer lease term, to our second generation Evolv Express system. Equipment leases are generally classified as operating leases and recognized ratably over the duration of the lease. There are no contingent lease payments as part of these arrangements.
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
Service Revenue
Service revenue consists of subscription-based SaaS and maintenance revenue related to Evolv Express and eXpedite systems sold to customers. Customers generally pay in advance either a quarterly or annual fixed payment for SaaS and maintenance. SaaS and maintenance revenue is recognized ratably over the period of the arrangement, which is typically four years for the initial contractual lease. At the end of the initial contractual lease term, customers generally have the option to renew their existing lease or upgrade, typically for a longer lease term, to our second generation Evolv Express system. Additionally, pricing changes may affect the relative mix of product revenue and service revenue, with a differing amount of revenue from these arrangements recognized upfront as product revenue and recognized over the recognized over time as service revenue.

License Fee and Other Revenue
License fee and other revenue includes license fee revenue from professional services, other one-time revenue, and revenue from the Distribution and License Agreement. License fee revenue is recognized upon the shipment of product from Columbia Tech to the reseller. Revenue for professional services is recognized upon transfer of control of these services, which are normally rendered over a short duration. During the three months ended September 30, 2025, we discontinued quoting under this basis, and the agreement with Columbia Tech expired on December 31, 2025. All new quotes for end-user customers wishing to purchase the hardware equipment will be fulfilled through our purchase subscription model going forward. Thus, license revenue from this agreement has been reduced to zero, and is replaced by increased product revenue, which in turn provides an increase in gross profit over the duration of the contract.
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
•Pricing changes that affect the relative mix of product revenue recognized upfront and service revenue recognized over time;
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
Restructuring Costs
Restructuring costs consist of termination charges arising from severance obligations, incremental non-cash expense related to extended eligibility for the vesting of certain equity awards, and other customary employee benefit payments in connection with a reduction in force. See Note 15, Restructuring Charges for additional information.
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
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset and Loss on Remeasurement of Common Stock Receivable
Prior to the Merger, certain NHIC stockholders owned 4,312,500 shares of NHIC Class B common stock, referred to as Founder Shares. Upon the closing of the Merger, NHIC Class A and Class B common stock became the Company's common stock. 1,897,500 Founder Shares vested at the closing of the Merger, 1,897,500 Founder Shares were contingently issuable and were to vest upon the Company achieving certain milestones by July 16, 2026, and 517,500 Founder Shares were contributed to Give Evolv LLC. Prior to the expiration of the vesting period, the 1,897,500 outstanding contingently issuable common shares were accounted for either as a liability, if still held at the Company's transfer agent, or as an asset as described below, and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.
Under the Founder Shares arrangement, Founder Shares could be transferred to third parties, subject to certain conditions. The unvested shares are required to be returned to the Company for cancellation if the specified vesting conditions are not met. As of September 30, 2026, a total of 471,241 Founder Shares that had previously been transferred to individual stockholders' brokerage accounts remained outstanding and are subject to recovery by the Company, while all other Founder Shares, had either been forfeited upon expiration of the vesting period, if held in directly registered form at the transfer agent, or retired upon their subsequent return by stockholders. Prior to the expiration of the vesting period, the contractual obligation of the holders to return the transferred shares upon failure to meet vesting conditions was accounted for as a freestanding financial asset. This asset was initially recognized at fair value and remeasured at each reporting period through the expiration of the vesting period on July 16, 2026 with changes in fair value recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. No milestones were achieved prior to the expiration of the vesting period on July 16, 2026. In accordance with ASC 815-40, upon expiration of the vesting period, the contingently returnable common stock asset was reclassified to equity as common stock receivable, which is included within additional paid-in capital in our condensed consolidated balance sheets and statements of stockholders' equity, with loss on remeasurement of common stock receivable recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. See Note 4, Fair Value Measurements for additional information regarding the Founder Shares accounting.
Change in Fair Value of Public Warrant Liability
In connection with the closing of the Merger, the Company assumed warrants to purchase 14,325,000 shares of common stock (the “Public Warrants”) at an exercise price of $11.50. We assessed the features of these warrants and determined that they qualified for classification as a liability. Accordingly, we recorded the warrants at fair value upon the closing of the Merger as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss with the offset to additional paid-in capital. The liability was subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Public Warrants expired on July 16, 2026.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. The enacted legislation did not have a material impact on our financial position, results of operations, or effective tax rate for the nine months ended September 30, 2026, primarily due to our full valuation allowance position on U.S. deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from Evolv UK. We will continue to monitor and evaluate all applicable provisions of the OBBBA and any potential future impact on our consolidated financial statements.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue:
Product revenue	$12,332	$9,242	$3,090	33%
Subscription revenue	24,488	22,685	1,803	8
Service revenue	9,509	7,808	1,701	22
License fee and other revenue	1,016	3,115	(2,099)	(67)
Total revenue	47,345	42,850	4,495	10
Cost of revenue:
Cost of product revenue	11,253	7,960	3,293	41
Cost of subscription revenue	9,841	10,923	(1,082)	(10)
Cost of service revenue	2,605	2,338	267	11
Cost of license fee and other revenue	97	323	(226)	(70)
Total cost of revenue	23,796	21,544	2,252	10
Gross profit	23,549	21,306	2,243	11
Operating expenses:
Research and development	6,126	5,608	518	9
Sales and marketing	13,168	11,715	1,453	12
General and administrative	18,657	12,579	6,078	48
Total operating expenses	37,951	29,902	8,049	27
Loss from operations	(14,402)	(8,596)	(5,806)	(68)
Other (expense) income, net
Interest expense	(982)	(713)	(269)	(38)
Interest income	540	436	104	24
Other expense, net	(18)	(44)	26	59
Change in fair value of contingent earn-out liability	—	7,521	(7,521)	(100)
Change in fair value of contingently issuable/returnable common stock liability/asset	(255)	2,178	(2,433)	(112)
Loss on remeasurement of common stock receivable	(530)	—	(530)	*
Change in fair value of public warrant liability	83	(2,578)	2,661	103
Total other (expense) income, net	(1,162)	6,800	(7,962)	(117)
Net loss	$(15,564)	$(1,796)	$(13,768)	(767)%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 51 new end-users during the three months ended September 30, 2026, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Product revenue	$12,332	$9,242	$3,090	33%
Cost of product revenue	$11,253	$7,960	$3,293	41%
Gross profit - Product revenue	$1,079	$1,282	$(203)	(16)%
Gross profit margin - Product revenue	9%	14%	N/A	(5)%
The increases in product revenue and cost of product revenue for the three months ended September 30, 2026 compared to the prior year period are driven by increased demand for our solutions and increased utilization of our purchase subscription model, partially offset by the impact of pricing changes, which resulted in a reduced proportion of revenue from purchase subscription arrangements being recognized upfront as product revenue, as compared to the prior year period. Product revenue in the prior year period also included approximately $2.5 million associated with a large contract with a U.S.-based education customer in Georgia. Product gross profit margin was also impacted by pricing changes, which resulted in less gross profit recognized upfront, as well as an increase in manufacturing expense of $0.5 million and outbound shipping costs of $0.2 million due to higher shipping volume, partially offset by a $0.3 million decrease in expense associated with adverse non-cancellable inventory purchase commitments, which related primarily to the transition of our manufacturing operations to the next generation of Evolv Express systems in the prior year.
Subscription Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Subscription revenue	$24,488	$22,685	$1,803	8%
Cost of subscription revenue	$9,841	$10,923	$(1,082)	(10)%
Gross profit - Subscription revenue	$14,647	$11,762	$2,885	25%
Gross profit margin - Subscription revenue	60%	52%	N/A	8%
The increase in subscription revenue is primarily due to expansion within our existing customer base and continued growth in our overall customer base as of September 30, 2026 compared to the prior year, with a higher number of active Evolv Express and Evolv eXpedite systems deployed under our pure subscription model during the three months ended September 30, 2026. The increase in subscription gross profit margin is driven by a decrease of $1.9 million of expense related to disposals of certain first generation Evolv Express systems during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, a $0.6 million estimated field services cost related to the replacement of certain Express system parts recognized in the prior period that did not recur in the current period, and a decrease in field services costs related to our subscription systems of $0.3 million, partially offset by an increase in outbound shipping costs of $0.4 million.

Service Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Service revenue	$9,509	$7,808	$1,701	22%
Cost of service revenue	$2,605	$2,338	$267	11%
Gross profit - Service revenue	$6,904	$5,470	$1,434	26%
Gross profit margin - Service revenue	73%	70%	N/A	3%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to the growth in the number of active revenue-generating purchase subscription systems in the field during the three months ended September 30, 2026, compared to the prior year period. Service revenue and gross profit also increased due to pricing changes, which resulted in a greater proportion of revenue from purchase subscription arrangements being recognized as recurring service revenue over the contract term, as compared to the prior year period. The increase in service gross profit margin is also driven by a $0.5 million estimated field services cost related to the replacement of certain Express system parts recognized in the prior period.
License fee and other revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
License fee and other revenue	$1,016	$3,115	$(2,099)	(67)%
Cost of license fee and other revenue	$97	$323	$(226)	(70)%
Gross profit - License fee and other revenue	$919	$2,792	$(1,873)	(67)%
Gross profit margin - License fee and other revenue	90%	90%	N/A	—%
The decreases in license fee and other revenue and gross profit are primarily driven by the expiration and non-renewal of the Distribution and License Agreement effective December 31, 2025. As a result, there was no license fee revenue earned during the three months ended September 30, 2026 compared to $2.3 million earned during the prior year period. Following expiration of the agreement, all customers preferring to purchase Evolv systems do so directly from the Company, thus contributing to the increase in product revenue discussed above. The license fee and other gross profit margin was consistent with the prior period.
Research and Development Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$4,655	$4,239	$416	10%
Materials and prototypes	127	233	(106)	(45)%
Professional fees	831	703	128	18%
Other	513	433	80	18%
	$6,126	$5,608	$518	9%
The increase in personnel related expenses is primarily due to an increase in payroll costs and stock-based compensation of $0.5 million, which resulted primarily from new hires in our research and development functions to support continued product innovation.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$10,119	$9,135	$984	11%
Advertising and direct marketing	809	446	363	81%
Travel and entertainment	841	707	134	19%
Professional fees	254	477	(223)	(47)%
Other	1,145	950	195	21%
	$13,168	$11,715	$1,453	12%
The increase in personnel related expenses is primarily due to an increase in payroll costs and stock-based compensation of $1.0 million, which resulted primarily from new hires in our sales and marketing functions to support increased sales volume. Stock-based compensation expense included in sales and marketing expenses was $2.0 million for the three months ended September 30, 2026 compared to $1.5 million for the three months ended September 30, 2025. The increase in advertising and direct marketing expense is primarily due to an increase in expenses related to trade shows and events of $0.3 million. Professional fees decreased due to a decrease in marketing consulting costs.
General and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$7,517	$7,138	$379	5%
Professional fees	3,033	2,193	840	38%
Insurance costs	968	941	27	3%
Non-recurring professional fees and other expenses	7,139	2,307	4,832	209%
	$18,657	$12,579	$6,078	48%
The increase in personnel related expenses is primarily due to an increase in stock-based compensation of $0.8 million, resulting from increased general and administrative headcount during the past twelve months, partially offset by a decrease in payroll costs of $0.5 million primarily due to a decrease in short term incentive compensation. Stock-based compensation expense included in general and administrative expenses was $3.2 million for the three months ended September 30, 2026 compared to $2.4 million for the three months ended September 30, 2025. Professional fees increased primarily due to an increase in outsourced accounting consultancy of $0.9 million, primarily related to SOX compliance remediation efforts. Non-recurring professional fees and other expenses increased primarily due to a $3.4 million increase in the estimated accrual for the SEC proposed settlement during the three months ended September 30, 2026 and a $1.8 million increase in legal fees incurred in connection with the ongoing legal and regulatory matters, partially offset by an increase in estimated insurance recoveries of $0.4 million.
Interest Expense
Interest expense of $1.0 million for the three months ended September 30, 2026 and $0.7 million for the three months ended September 30, 2025 related to interest on long-term debt, amortization of debt issuance costs, and unused commitment fees.
Interest Income
Interest income of $0.5 million for the three months ended September 30, 2026 and $0.4 million for the three months ended September 30, 2025 related primarily to interest earned on money market funds and the accretion of discounts on treasury bills.

Change in Fair Value of Contingent Earn-out Liability
No change in the fair value of the contingent earn-out liability was recognized for the three months ended September 30, 2026, due to the expiration of the earn-out period on March 8, 2026. Change in the fair value of the contingent earn-out liability resulted in a $7.5 million gain for the three months ended September 30, 2025, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Change in the fair value of the contingently issuable/returnable common stock liability/asset resulted in a $0.3 million loss and $2.2 million gain for the three months ended September 30, 2026 and 2025, respectively, resulting from quarterly mark-to-market adjustments.
Loss on Remeasurement of Common Stock Receivable
Remeasurement of the common stock receivable resulted in a $0.5 million loss for the three months ended September 30, 2026, resulting primarily from changes in the fair value of the unreturned shares which are probable of recovery. No loss on remeasurement of common stock receivable was recognized for the three months ended September 30, 2025, as there was no common stock receivable during the period.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $0.1 million gain for the three months ended September 30, 2026, due to the expiration of the Public Warrant on July 16, 2026. Change in the fair value of the public warrant liability resulted in a $2.6 million loss for the three months ended September 30, 2025, resulting from quarterly mark-to-market adjustments.
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

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue:
Product revenue	$34,861	$14,092	$20,769	147%
Subscription revenue	72,421	62,122	10,299	17
Service revenue	27,060	21,224	5,836	27
License fee and other revenue	3,084	9,963	(6,879)	(69)
Total revenue	137,426	107,401	30,025	28
Cost of revenue:
Cost of product revenue	33,206	16,495	16,711	101
Cost of subscription revenue	27,208	27,713	(505)	(2)
Cost of service revenue	7,323	5,753	1,570	27
Cost of license fee and other revenue	589	766	(177)	(23)
Total cost of revenue	68,326	50,727	17,599	35
Gross profit	69,100	56,674	12,426	22
Operating expenses:
Research and development	17,792	15,207	2,585	17
Sales and marketing	38,534	34,494	4,040	12
General and administrative	46,199	44,789	1,410	3
Restructuring costs	—	2,662	(2,662)	(100)
Total operating expenses	102,525	97,152	5,373	6
Loss from operations	(33,425)	(40,478)	7,053	17
Other income (expense), net
Interest expense	(2,909)	(714)	(2,195)	(307)
Interest income	1,543	1,049	494	47
Other (expense) income, net	(72)	117	(189)	(162)
Change in fair value of contingent earn-out liability	374	2,297	(1,923)	(84)
Change in fair value of contingently issuable/returnable common stock liability/asset	1,249	(69)	1,318	1,910
Loss on remeasurement of common stock receivable	(530)	—	(530)	*
Change in fair value of public warrant liability	3,862	(6,160)	10,022	163
Total other income (expense), net	3,517	(3,480)	6,997	201
Loss before income taxes	$(29,908)	$(43,958)	$14,050	32%
(Benefit from) provision for income taxes	$(37)	$62	$(99)	(160)%
Net loss	$(29,871)	$(44,020)	$14,149	32%

Revenue, Cost of Revenue and Gross Profit
We believe there are several key trends that are continuing to drive increased adoption of our solutions and growth in our sales, including (i) escalating gun violence, which has created stronger demand for security screening solutions for customers and prospects in our key vertical markets, (ii) customer acquisition activities which led to the addition of 169 new end-users during the nine months ended September 30, 2026, (iii) the expansion of our existing customers' initial Evolv Express deployments to other venues and locations, and (iv) growing momentum with our channel partners which helps us extend our reach in certain geographies or vertical markets.
Product Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Product revenue	$34,861	$14,092	$20,769	147%
Cost of product revenue	$33,206	$16,495	$16,711	101%
Gross profit (loss) - Product revenue	$1,655	$(2,403)	$4,058	169%
Gross profit margin - Product revenue	5%	(17)%	N/A	22%
The increases in product revenue and cost of product revenue for the nine months ended September 30, 2026 compared to the prior year period are driven by increased demand for our solutions and increased utilization of our purchase subscription model, partially offset by the impact of the pricing changes, which resulted in a reduced proportion of revenue from purchase subscription arrangements being recognized upfront as product revenue, as compared to the prior year period. Product revenue in the prior year period also included approximately $2.5 million associated with a large contract with a U.S.-based education customer in Georgia. The increase in product gross profit margin for the nine months ended September 30, 2026 compared to the prior year period was primarily driven by our ability to leverage our fixed costs over a higher revenue base, a $1.9 million decrease in charges taken related to our inventory reserves on first generation Evolv Express parts and a $0.3 million decrease in expense associated with adverse non-cancellable inventory purchase commitments, which related primarily to the transition of our manufacturing operations to the next generation of Evolv Express systems in the prior year, partially offset by pricing changes, which resulted in less gross profit recognized upfront, as well as an increase in manufacturing expense of $1.5 million and increase in outbound shipping costs of $1.0 million due to higher shipping volume.
Subscription Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Subscription revenue	$72,421	$62,122	$10,299	17%
Cost of subscription revenue	$27,208	$27,713	$(505)	(2)%
Gross profit - Subscription revenue	$45,213	$34,409	$10,804	31%
Gross profit margin - Subscription revenue	62%	55%	N/A	7%
The increase in subscription revenue is primarily due to expansion within our existing customer base and continued growth in our overall customer base as of September 30, 2026 compared to the prior year, with a higher number of active Evolv Express and Evolv eXpedite systems deployed under our pure subscription model during the nine months ended September 30, 2026. The increase in subscription gross profit margin is driven by a $2.9 million decrease in loss on disposals of certain first generation Evolv Express systems compared to the prior year, a $1.7 million decrease in field services cost related to our subscription systems, a $0.4 million estimated field services cost related to the replacement of certain Express system parts recognized in the prior period that did not recur in the current period, partially offset by an increase in outbound shipping costs of $0.5 million due to higher shipping volume and manufacturing expense of $0.3 million.

Service Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Service revenue	$27,060	$21,224	$5,836	27%
Cost of service revenue	$7,323	$5,753	$1,570	27%
Gross profit - Service revenue	$19,737	$15,471	$4,266	28%
Gross profit margin - Service revenue	73%	73%	N/A	—%
The increases in service revenue, cost of service revenue, and gross profit are primarily due to the growth in the number of active revenue-generating purchase subscription systems in the field for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Service revenue and gross profit also increased due to pricing changes, which resulted in a greater proportion of revenue from purchase subscription arrangements being recognized as recurring service revenue over the contract term, as compared to the prior year period. The service gross profit margin was consistent with the prior period.
License fee and other revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
License fee and other revenue	$3,084	$9,963	$(6,879)	(69)%
Cost of license fee and other revenue	$589	$766	$(177)	(23)%
Gross profit - License fee and other revenue	$2,495	$9,197	$(6,702)	(73)%
Gross profit margin - License fee and other revenue	81%	92%	N/A	(11)%
The decreases in license fee and other revenue and gross profit are primarily driven by $0.2 million of license fees earned during the nine months ended September 30, 2026 compared to $7.8 million earned during the prior year period under the Distribution and License Agreement due to the expiration and non-renewal of the agreement effective December 31, 2025. The decrease in gross profit margin is primarily due to the reduction in license fee revenue, which has no associated cost of revenue, partially offset by a decrease in personnel and overhead costs of $0.2 million.
Research and Development Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$13,316	$11,633	$1,683	14%
Materials and prototypes	655	473	182	38%
Professional fees	2,241	2,033	208	10%
Other	1,580	1,068	512	48%
	$17,792	$15,207	$2,585	17%
The increase in personnel related expenses is primarily due to an increase in payroll costs and stock-based compensation of $1.7 million, which resulted primarily from new hires in our research and development functions to support continued product innovation. Other expense increased primarily due to an increase in software subscription costs of $0.3 million and $0.1 million in supplies costs.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$29,364	$26,773	$2,591	10%
Advertising and direct marketing	2,433	1,722	711	41%
Travel and entertainment	2,521	1,907	614	32%
Professional fees	1,025	1,706	(681)	(40)%
Other	3,191	2,386	805	34%
	$38,534	$34,494	$4,040	12%
The increase in personnel related expenses is due to an increase in payroll costs and stock-based compensation of $2.4 million, which resulted primarily from new hires in our sales and marketing functions to support increased sales volume. Stock-based compensation expense included in sales and marketing expenses was $5.5 million for the nine months ended September 30, 2026 compared to $4.2 million for the nine months ended September 30, 2025. The increase in advertising and direct marketing expense is primarily due to an increase in expenses related to trade shows and events of $0.7 million. The increase in travel and entertainment expense is due to an increase in travel costs for in-person sales meetings. Professional fees decreased due to a decrease in marketing consulting costs. Other expense increased primarily due to increase in shipping costs related to demonstration units of $0.4 million and software subscription costs of $0.4 million.
General and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Personnel related (including stock-based compensation)	$22,235	$18,648	$3,587	19%
Professional fees	8,074	7,042	1,032	15%
Insurance costs	2,506	2,447	59	2%
Non-recurring professional fees and other expenses	13,384	16,652	(3,268)	(20)%
	$46,199	$44,789	$1,410	3%
Personnel related expenses increased due to an increase in payroll costs and stock-based compensation of $3.4 million, resulting from increased general and administrative headcount during the past twelve months while reducing the use of outsourced contractors. Stock-based compensation expense included in general and administrative expenses was $8.9 million for the nine months ended September 30, 2026 compared to $6.8 million for the nine months ended September 30, 2025. Professional fees increased primarily due to an increase in outsourced accounting consultancy of $0.5 million, primarily related to SOX compliance remediation efforts, and audit and tax fees of $0.4 million. Non-recurring professional fees and other expenses decreased primarily due to an $8.0 million decrease in consulting and legal fees and audit fees incurred in connection with a previously disclosed investigation and restatement of prior period financial statements and a $1.3 million change in estimated losses, net of estimated insurance recoveries, related to class action lawsuits, driven by $1.0 million of estimated net losses recognized during the nine months ended September 30, 2025, compared to a $0.3 million decrease in estimated net losses recognized during the nine months ended September 30, 2026. These were partially offset by a $3.5 million estimated accrual for the SEC proposed settlement during the nine months ended September 30, 2026, a decrease in estimated insurance recoveries of $1.9 million, and an increase in property tax expenses of $0.2 million.
Restructuring Costs
No restructuring costs were recognized for the nine months ended September 30, 2026. Restructuring costs of $2.7 million for the nine months ended September 30, 2025 resulted from the reduction in force in January 2025. Stock-based compensation expense included in restructuring costs was $0.5 million for the nine months ended September 30, 2025.

Interest Expense
Interest expense of $2.9 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively, related to cash interest paid on long-term debt and amortization of deferred financing fees and costs.
Interest Income
Interest income of $1.5 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively, related primarily to interest earned on money market funds and the accretion of discounts on treasury bills. The interest earned increased primarily due to higher average balances in interest-bearing accounts during the nine months ended September 30, 2026 compared to during the nine months ended September 30, 2025.
Change in Fair Value of Contingent Earn-out Liability
Change in the fair value of the contingent earn-out liability resulted in a $0.4 million gain for the nine months ended September 30, 2026, resulting from the expiration of the earn-out period. Change in the fair value of the contingent earn-out liability resulted in a $2.3 million gain for the nine months ended September 30, 2025, resulting from quarterly mark-to-market adjustments.
Change in Fair Value of Contingently Issuable/Returnable Common Stock Liability/Asset
Change in the fair value of the contingently issuable/returnable common stock liability/asset resulted in a $1.2 million gain and $0.1 million loss for the nine months ended September 30, 2026 and 2025, respectively, resulting from quarterly mark-to-market adjustments.
Loss on Remeasurement of Common Stock Receivable
Remeasurement of the common stock receivable resulted in a $0.5 million loss for the nine months ended September 30, 2026, resulting primarily from changes in the fair value of the unreturned shares which are probable of recovery. No loss on remeasurement of common stock receivable was recognized for the nine months ended September 30, 2025, as there was no common stock receivable during the period.
Change in Fair Value of Public Warrant Liability
Change in the fair value of the public warrant liability resulted in a $3.9 million gain for the nine months ended September 30, 2026, resulting from quarterly mark-to-market adjustments and the expiration of the Public Warrants on July 16, 2026. Change in the fair value of the public warrant liability resulted in a $6.2 million loss for the nine months ended September 30, 2025, resulting from quarterly mark-to-market adjustments.
Liquidity and Capital Resources
Our financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt obligations, and general corporate needs. We expect these needs to continue as we develop and grow our business. As of September 30, 2026, we had $66.9 million in cash, cash equivalents, and marketable securities, with outstanding debt of $30.0 million and available additional debt of up to $45.0 million, as detailed below. We incurred a net loss of $15.6 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and incurred a net loss of $29.9 million and $44.0 million for the nine months ended September 30, 2026 and 2025, respectively. Operating activities resulted in cash inflows of $26.7 million and $3.1 million during the nine months ended September 30, 2026 and 2025, respectively. We expect to continue to generate net losses for the foreseeable future.
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

As described below, on July 29, 2025 (the "Closing Date"), Evolv Technologies, Inc. entered into a $75.0 million credit, security, and guaranty agreement with MidCap Financial Trust and the other lenders party thereto (the “MidCap Credit Agreement”), the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provided for an initial $30.0 million term loan facility (the "Initial Term Loan"), a $30.0 million delayed draw facility (the "Delayed Draw Term Loan") (available for drawdown during the two-year period following the Closing Date), and a $15.0 million revolving line of credit (the "Revolving Credit Facility"), each with a maturity date of July 1, 2030 (collectively, the "Senior Secured Credit Facilities"). On the Closing Date, the Company received net proceeds of $26.6 million, after deducting $3.4 million in debt issuance costs. As of September 30, 2026, $30.0 million under Initial Term Loan was drawn and outstanding, while the $30.0 million Delayed Draw Term Loan and $15.0 million Revolving Credit Facility remained undrawn and available.
We expect our cash, cash equivalents, and marketable securities of $66.9 million as of September 30, 2026, together with cash we expect to generate from future operations and our borrowing availability under our Senior Secured Credit Facilities, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. As we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to strategically and carefully invest in various areas of the business to support that growth.
Under the MidCap Credit Agreement, we are also required to comply with certain customary reporting requirements of periodic financial results and affirmative and negative covenants, including: (1) a minimum ending balance for ARR, as defined, that began at $106.0 million on December 31, 2025 and increases quarterly thereafter; (2) minimum liquidity, as defined, of 50% of outstanding borrowings (this covenant would cease to apply following the resolution of certain litigation and regulatory matters); and (3) a minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) covenant that takes effect on June 30, 2027. As of September 30, 2026, the minimum required ARR is $110.0 million, and we are in full compliance with all applicable covenant requirements and expect to remain in compliance for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.

Financing Arrangement
On July 29, 2025, the Company entered into the MidCap Credit Agreement, the proceeds of which will be used for general corporate purposes, including to support growing long-term demand for the Company's pure subscription sales model. The MidCap Credit Agreement provides for the $30.0 million “Initial Term Loan”, $30.0 million “Delayed Draw Term Loan” (available for drawdown during the two-year period following the Closing Date), and the $15.0 million "Revolving Credit Facility”, each with a maturity date of July 1, 2030.
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
Under the MidCap Credit Agreement, the Company is also required to comply with certain customary affirmative and negative covenants, including a minimum ARR covenant, a minimum EBITDA covenant that takes effect on June 30, 2027, and a minimum liquidity covenant that would cease to apply following the resolution of certain litigation and regulatory matters, in addition to customary reporting requirements of periodic financial results. As of September 30, 2026, we were in full compliance with all covenant requirements. See Note 9, Long-term Debt for additional information related to the Senior Secured Credit Facilities.

Material Cash Requirements for Known Contractual and Other Obligations
The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as of September 30, 2026. We anticipate fulfilling such commitments with our existing cash, cash equivalents, and marketable securities, as well as cash and cash equivalents obtained through operations and the proceeds from our Senior Secured Credit Facilities. Cash, cash equivalents, and marketable securities amounted to $66.9 million as of September 30, 2026.
We are party to a lease agreement for office space at our headquarters in Waltham, MA. During the three months ended March 31, 2024, we amended the lease agreement to extend the term through October 31, 2025, with the option to further extend through June 30, 2031 with written notice. Additionally, in August 2024, we amended the lease agreement again to expand our footprint in our headquarters and extend the term of the lease through May 2031. Per the second lease amendment, we are no longer required to maintain a minimum cash balance of $0.3 million as a security deposit on the leased space. Total future minimum lease payments under this noncancelable operating lease amount to $15.2 million as of September 30, 2026.
Our contract with our new contract manufacturer includes provisions under which order volumes that fall short of our forecasts may result in purchase commitments. These payments are not determinable but could result in a material purchase commitment if we were to cancel our open purchase orders.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$26,685	$3,098
Net cash used in investing activities	(14,799)	(43,226)
Net cash provided by financing activities	847	34,722
Effect of exchange rate changes on cash and cash equivalents	27	(105)
Net increase (decrease) in cash and cash equivalents	$12,760	$(5,511)
Operating Activities

	Nine Months Ended September 30,
	2026	2025
Net loss	$(29,871)	$(44,020)
Adjustments to reconcile net loss to net cash provided by operating activities	38,804	44,660
Changes in operating assets and liabilities	17,752	2,458
Net cash provided by operating activities	$26,685	$3,098
Net loss decreased from $44.0 million for the nine months ended September 30, 2025 to $29.9 million for the nine months ended September 30, 2026, as discussed in “Results of Operations” above.
Adjustments to reconcile net loss to net cash provided by operating activities for the nine months ended September 30, 2026 include $21.4 million of depreciation and amortization, $19.4 million of stock-based compensation expense, and $(5.0) million of an aggregate (i) change in fair value of the earn-out liability, contingently issuable/returnable common stock liability/asset, and public warrant liability, and (ii) loss on remeasurement of common stock receivable. For the nine months ended September 30, 2025, such adjustments included $3.9 million of an aggregate change in fair value of the earn-out liability, contingently issuable/returnable common stock liability/asset, and public warrant liability, $15.8 million of stock-based compensation expense, and $17.9 million of depreciation and amortization.
Changes in operating assets and liabilities for the nine months ended September 30, 2026 are primarily related to the following:

•$15.2 million increase in deferred revenue primarily due to a higher volume of sales;

•$8.3 million decrease in prepaid expenses and other current assets primarily due to the final settlement of Class Action lawsuits of $14.3 million, partially offset by an increase in vendor deposits and estimated insurance recoveries;
•$7.2 million increase in accounts payable (excluding the non-cash portion related to capital expenditures incurred but not yet paid) due primarily to the timing of vendor payments;
•$6.5 million decrease in inventory primarily due to an increased focus on efficient inventory management;
•$2.1 million increase in accrued expenses and other current liabilities primarily due to the increase in accrued vendor payables, $3.5 million settlement accrual for the SEC matter, and $1.3 million settlement accrual for the derivative matters, partially offset by the final settlement of Class Action lawsuits of $15.0 million and the payment of 2025 bonuses and commissions during the nine months ended September 30, 2026; and
•$0.2 million decrease in other assets primarily due to amortization of debt issuance costs associated with Delayed Draw Term Loan and Revolving Credit Facility; partially offset by
•$19.7 million increase in accounts receivable primarily due to higher sales and the timing of billings to customers; and
•$1.3 million decrease in operating lease liability primarily due to payments made on our operating lease obligations.
Changes in operating assets and liabilities for the nine months ended September 30, 2025 are primarily related to the following:

•$16.9 million increase in accrued expenses and other current liabilities primarily due to a legal settlement offer accrual and bonus accrual, partially offset by a decrease in accrued vendor payables;
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
•$17.3 million increase in prepaid expenses and other current assets primarily due to estimated outstanding insurance recoveries and capitalization of costs associated with the Delayed Draw Term Loan and Revolving Credit Facility, partially offset by a decrease in vendor deposits; and
•$0.7 million increase in commission assets due to a higher volume of sales.
Investing Activities
During the nine months ended September 30, 2026, cash used in investing activities was $14.8 million, consisting of $25.4 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers and $4.1 million for the development of internal-use software and software embedded in products to be sold or leased, partially offset by $14.7 million of net cash provided by redemptions of marketable securities.
During the nine months ended September 30, 2025, cash used in investing activities was $43.2 million, consisting of $29.1 million for the purchase of property and equipment, primarily related to the purchase of Evolv Express systems to be leased to customers, $4.3 million for the development of internal-use software and software embedded in products to be sold or leased and $9.8 million of net cash used for purchases and redemptions of marketable securities.
Financing Activities
During the nine months ended September 30, 2026, cash provided by financing activities was $0.8 million, consisting of proceeds from the exercise of stock options.
During the nine months ended September 30, 2025, cash provided by financing activities was $34.7 million. The increase was primarily driven by $30.0 million in proceeds from debt issuance under the drawn Initial Term Loan, partially offset by total debt issuance costs of $3.7 million. Additional sources of financing cash flows included proceeds from the exercise of stock options.

Recent Accounting Pronouncements
There have been no new accounting pronouncements issued since the issuance of the 2025 Form 10-K that may have a material impact on our consolidated financial position, results of operations or cash flows. There has been one accounting pronouncement that became effective since the issuance of the 2025 Form 10-K. See Note 2, Summary of Significant Accounting Policies for additional information.
Critical Accounting Estimates
Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our 2025 Form 10-K. Other than disclosures related to estimating the fair value of performance stock units, as discussed below, there have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in our internal control over financial reporting as described below.
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
•We did not design and maintain effective controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls to timely analyze and account for debt modifications and extinguishments, convertible notes, warrant instruments, non-routine complex revenue transactions including the leasing of products and transfer of inventory for leased assets into property, plant and equipment, merger transactions, and the accounting and valuation of earn-out liabilities; and
•We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries, and control activities related to all significant accounts and disclosures.
The material weaknesses in the control environment and risk assessment resulted in the restatement of the consolidated financial statements for the annual periods ended December 31, 2022 and 2023, and the quarterly periods included in such fiscal years beginning with the second quarter of 2022, and for the quarterly periods as of and for the periods ended March 31, 2024 and June 30, 2024, as well as adjustments to the consolidated annual financial statements for the year ended December 31, 2024, and the consolidated financial statements for the quarterly period ended September 30, 2024, that were recorded prior to the issuance of those financial statements.
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
•the revision of the Company's previously issued 2020 annual financial statements, 2021 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2022; and
•adjustments and certain immaterial misstatements in the consolidated financial statements to prepaid and other current assets, accounts payable and accrued liabilities, long-term and short-term debt, convertible notes, contingent earn-out liabilities, change in fair value of contingent earn-out liability, equity, commission assets, contract assets, to-be-leased assets, revenue, deferred revenue, accounts receivable, inventory, property, plant and equipment, cost of sales, Founders Shares and various expense line items and related financial statement disclosures as of and for the years ended December 31, 2019, 2020, 2021, 2022, 2023, 2024 and 2025, as well as certain quarterly periods within those years.
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
•We are in the process of designing, implementing, and testing information technology general controls for all relevant information systems, including controls over program change management, the review, approval and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for new systems; and
•During 2025 we made significant investments in our technology platforms including a commitment to implement new systems related to quoting, commissions and order processing in 2026 as well as to implement a new instance of our financial Enterprise Resource Planning Tool (“ERP”) during 2027 to further automate processes and reduce the risk of manual errors. We have developed and commenced execution on a project plan with release dates for the new quoting functionality which was released in Q3 2026 and have contracted additional resources to begin designing a project plan for the new ERP system.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 13, Commitments and Contingencies in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, and Controls and Procedures of this Quarterly Report on Form 10-Q. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Summary Risk Factors
The principal risks and uncertainties affecting our business include, among other things, the following:
•Material weaknesses in our internal control over financial reporting, which contributed to a previously disclosed restatement of our prior period financial statements, expose us to significant risks and uncertainties.
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
•We face the risk of losing recurring revenue and forecasting certainty if customers choose not to renew following their initial subscription term, whether through an extension of their existing arrangement or an upgrade to a new system, or if renewal terms result in lower revenue than expiring agreements, and significant losses if returned systems cannot be profitably redeployed.
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
•The market price of our common stock has been and may continue to be highly volatile.
•Loss on remeasurement of our common stock receivable and efforts to enforce the return and cancellation of Forfeited Founder Shares could materially affect our financial results.
•Securities or industry analysts do not publish research or reports about us, or publish negative reports.
•Our business operations are vulnerable to disruption due to natural or other disasters.
Risks Related to Our Restatement and Internal Controls
Material weaknesses in our internal control over financial reporting, which contributed to the previously disclosed restatement of our prior period financial statements, expose us to significant risks and uncertainties.
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
The material weaknesses will not be considered remediated until management completes the design and implementation of corrective measures, the controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are operating effectively. As detailed in Part I, Item 4 “Controls and Procedures”, of this Quarterly Report on Form 10-Q, we are working to remediate the material weaknesses, and at this time, we cannot predict the success of our remediation efforts or the outcome of our assessment of such efforts. Further, such remediation efforts may be difficult, time consuming and involve substantial costs, which could adversely affect our business, results of operations and financial condition. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC, could continue to be adversely affected which, in turn, may result in future misstatements, revisions, and/or restatements or adversely affect our reputation and business and the trading price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, which could further result in loss of investor confidence, a decline in the price of our common stock, delisting of our securities, harm to our reputation and financial condition and/or diversion of financial and management resources from the operation of our business.
Risks Related to Our Business and Operations
We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have a history of losses. We have incurred net losses of $29.9 million and $44.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $417.7 million. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.
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
These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed.
Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales.
A meaningful portion of our revenue is generated by product sales to new customers and sales of additional products to existing customers. The timing of certain large volume opportunities can impact our results from quarter to quarter. In addition, the sales cycle can last several months from initial engagement to contract negotiation and execution, culminating in delivery of our products to our customers, and this sales cycle can be even longer, less predictable and more resource-intensive for both larger volume sales as well as sales to customers in certain market segments. Customers may also require additional internal approvals or seek to pilot our products for a longer trial period before deciding to purchase our solutions. As a result, the timing of individual sales can be difficult to predict. In some cases, sales have occurred in a quarter subsequent to when anticipated, or have not occurred at all, which can significantly impact our quarterly financial results and make it more difficult to meet market expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Results of Operations — Revenue.”
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
In addition to our direct sales force, we rely on our reseller partners to sell our products. We expect to continue to focus on generating sales to new and existing customers through our reseller partners as a part of our growth strategy. These partners may not be successful in marketing, selling, and supporting our products.
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
If we fail to effectively manage our existing resellers, or if our reseller partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality reseller partners in each of the regions in which we sell products and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant reseller partner may also adversely impact our sales and operating results.
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
We depend on our third-party contract manufacturers for the production of our security screening systems. While there are several potential contract manufacturers for most of these products, all our systems are currently manufactured, assembled, tested, and packaged by Columbia Tech or Plexus. On November 5, 2025, we entered into a non-exclusive contract manufacturing agreement with Plexus which we expect will help us diversify contract manufacturers. While we anticipate reduced product costs and improved gross margin over time, such results may not materialize. Working with a new supplier involves various inherent risks that could adversely affect our production capacity and product quality, and negatively impact revenue, gross profits and field service costs.
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
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of our products that compete with theirs or may bundle them with other products and services. Further, if we are not able to maintain and enhance our brand or reputation as an industry leader, our business and operating results may be adversely affected. Additionally, currency fluctuations in certain countries and regions may negatively impact prices that partners and customers are willing to pay in those countries and regions. We cannot be certain that we will be successful in developing and introducing new products with enhanced functionality on a timely basis, or that our new product offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.
A portion of our revenue is generated by sales to government entities and such sales are subject to a number of challenges and risks.
Selling to government entities can be highly competitive, expensive, and time-consuming, and often requires significant upfront time investment and expense without any assurance of winning a sales contract. Government demand and payment for our solutions may also be impacted by changes in fiscal or contracting policies, changes in government programs or applicable requirements, lapses or changes in appropriations, the adoption of new laws or regulations or changes to existing laws or regulations, public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Accordingly, increasing sales of our products to government entities may be more challenging than selling to commercial organizations, especially given extensive certification, compliance, clearance, and security requirements. U.S. government contracts generally permit the government to terminate the contract without prior notice, at the government's convenience. Government agencies may also have statutory, contractual, or other legal rights to terminate contracts with us or reseller partners for cause, irrespective of our performance. Sales to the US government and its contractors, as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Further, in the course of providing our solutions to government entities, our employees and those of our reseller partners may be exposed to sensitive government information. Any failure by us or our reseller partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Governments routinely investigate and audit government contractors’ administrative processes, and maintaining compliance with government regulations, including audit requirements, could require us to put in place controls and procedures to monitor compliance with applicable regulations that may be costly or burdensome to implement. Any unfavorable audit may cause the government to shift away from our solutions and may result in a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results of operations.
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
If our products fail or are perceived to fail to detect and prevent attacks or if our products fail to identify and respond to new and increasingly complex and unpredictable methods of attacks, our business and reputation may suffer. There is no guarantee that our products will detect and prevent all attacks, especially in light of the rapidly changing security landscape to which we must respond, as well as unique factors that may be present in our customers’ operating environments. Additionally, our products may falsely detect items that do not actually represent threats. These false positives may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products, which could, in turn, result in negative publicity and damage to our brand and reputation, loss of customers and sales, and increased costs to remedy any problem.
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
We face the risk of losing recurring revenue and forecasting certainty if customers choose not to continue their subscriptions following their initial subscription term, whether by renewing on their existing equipment or entering into a new subscription in connection with an upgrade to new equipment, or if renewal terms result in lower revenue than expiring agreements, and significant losses if returned systems cannot be profitably redeployed.
Our customer agreements typically include an initial subscription term of approximately four years, and our customers have no obligation to renew their subscriptions after the expiration of that period. Following the initial term, customers typically either renew their subscription for a shorter term, generally two years, on their existing equipment, or enter into a new subscription term, generally four years, in connection with an upgrade to new equipment. We cannot assure that renewal rates will continue to remain high, or that customers will renew their subscriptions at the same prices, on the same terms, or for the same level of products, solutions, or number of units. Customers may also elect not to renew their subscriptions at all. Any such non‑renewals or renewals on less favorable terms could adversely affect our recurring revenue, our ability to forecast future results, and our overall financial performance. Even when we successfully renew customer contracts, the revenue associated with the renewal may be lower than the expiring rate, which could result in a loss of recurring revenue. In addition, because renewals on existing equipment are generally shorter in duration than initial terms, we may have less visibility into future recurring revenue and may need to renew a larger share of our customer base more frequently. Because a decline in new or renewed subscription contracts in any single quarter may only have a modest immediate impact on revenue recognized in that quarter, the negative effects of reduced renewal activity may be more pronounced in future periods.
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

In addition, some customers may choose not to renew their existing subscriptions and instead upgrade to our latest product offerings under a new subscription term, which may result in the return of prior‑generation systems. While we expect to refurbish and redeploy the majority of returned systems, our ability to do so depends on market demand, which is still emerging and not proven at scale, refurbishment economics, and operational execution. If returned systems cannot be redeployed on favorable terms or at all, we may incur non-cash losses for the impairment of the value of such assets, which could adversely affect our business, financial condition, and results of operations.
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
We have incorporated, and may in the future incorporate, technology and components from third parties into our products. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may sell our products. We may not be able to rely on indemnification obligations of third parties, to the extent they offer them. If our implementation or ongoing use of such technology is limited because of intellectual property infringement claims brought by third parties against our suppliers or licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements therefor on commercially reasonable terms, our ability to develop and sell products, subscriptions, and services containing such technology could be severely limited, and our business could be harmed. Disputes with suppliers, licensors, or intellectual property owners could result in the payment of additional royalties or penalties by us, infringement damages, cancellation or non-renewal of the underlying license or litigation, or require us to indemnify third parties (including our customers). In the event that we cannot renew existing licenses, or enter into new licenses of comparable technology, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition, and results of operation. Additionally, if we are unable to obtain necessary technology and components from third parties at all, including certain sole suppliers, we may be forced to acquire or develop alternative technology or components, which may require significant time, cost, and effort and may be of lower quality or performance standards. This could limit or delay our ability to offer new or competitive products and increase our costs of production. If alternative technology or components cannot be obtained or developed, we may not be able to offer certain functionality as part of our products, subscriptions, and services. As a result, our margins, market share and results of operations could be significantly harmed.
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
Companies that incorporate or use open source software in their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with open source licensing terms. While we monitor our use of open source software and strive to ensure that none is used in a manner that would subject our proprietary software to unfavorable open source license obligations or breach the terms of an open source agreement, we cannot guarantee that we will be successful, or that all open source software used in our products, services, or internal systems will be identified, reviewed, or used in compliance with applicable license terms. Developers may incorporate open source software, including through third-party components or AI-assisted coding tools, that is not detected through our review processes. Further, use of open source AI technologies poses additional risks relating to the underlying training data sets, including an increased risk in intellectual property infringement or non-compliance with open source license terms as a result of such training data sets potentially derived from data sourced without permission or outside the scope of the underlying open source license.
Furthermore, there are an increasing number of open source software license types, almost none of which have been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement claims or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, if at all, to re-engineer all or a portion of our products, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code. Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open source software is generally provided without any support or warranties or other contractual protections regarding infringement or the quality of the code. Additionally, open source software often contains undetected errors or other defects, which could prevent the deployment or impair the functionality of our systems, delay the introduction of new solutions, and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our products. Moreover, open source software may also contain security vulnerabilities, malware and other exploits, which may render our software and product offerings more vulnerable to breaches or security attacks. Any of the foregoing risks could materially and adversely affect our business, financial condition, and results of operations.
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
We may be required to spend significant resources to monitor and protect our intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights.
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
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our products and solutions grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.
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
We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act ("FCPA"), the UK Bribery Act 2010 (the "Bribery Act"), and other similar laws in other countries in which we do business. The FCPA prohibits us or any third party acting on our behalf from corruptly promising, authorizing, making, offering, or providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. The FCPA further requires us to keep and maintain books and records that accurately reflect transactions and dispositions of assets and to maintain a system of internal accounting controls. The Bribery Act also prohibits “commercial” bribery not involving foreign officials, facilitation payments, and the receipt of bribes, while providing a defense to a charge of failure to prevent bribery to companies that demonstrate they had in place adequate procedures to prevent bribery. We may deal with both governments and state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. Some of the international locations in which we will operate have developing legal systems and may have higher levels of corruption than more developed nations. As a result of doing business in foreign countries, including through reseller partners and agents, we will be exposed to a risk of violating anti-corruption laws.
We are also required to comply with applicable export controls and economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC"), the U.S. Department of State, and the U.S. Department of Commerce. Our global operations expose us to the risk of violating or being accused of violating these laws.
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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business as discussed in Part II, Item 1, “Legal Proceedings” and Note 13, Commitments and Contingencies, to our condensed consolidated financial statements for the three and nine months ended September 30, 2026.

For example, as previously disclosed, the Company has been cooperating with SEC investigations into issues relating to certain aspects of the Company's marketing practices and the events leading to a previously disclosed internal investigation relating to the Company's sales practices. The Company has reached a settlement in principle with the SEC staff to resolve the matter, subject to approval by the SEC.
In addition, as a result of the internal investigation and subsequent restatement of prior period financial statements we were subject to securities class action litigation and shareholder derivative lawsuits, which we settled in September 2026 and October 2026, respectively.
We may in the future become subject to other enforcement proceedings brought by the SEC or other regulatory or governmental authorities, and actions and proceedings could also be brought against our current and former employees, officers or directors. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger.
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
The Company believes that an ownership change within the meaning of Section 382 occurred on July 16, 2021 (the “Change Date”), in connection with the Merger. Based on the estimated annual limitation, the Company would have been able to fully utilize all of its Section 382-limited net operating losses and tax credit carryforwards in the 2022 tax year. The Company has not performed an analysis of ownership changes since the Merger, and does not anticipate utilization of net operating losses or credit carryforwards in the near term.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, events related to a previously disclosed investigation and restatement of prior period financial statements may expose us to higher interest rates for additional indebtedness, whether as a result of credit rating downgrades or otherwise, and could restrict our ability to obtain additional or replacement financing on acceptable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
Our existing and future debt obligations may adversely affect our financial condition and future financial results.
As of September 30, 2026, the $30.0 million Initial Term Loan under our Senior Secured Credit Facilities, was drawn and outstanding, while the $30.0 million Delayed Draw Term Loan and $15.0 million Revolving Credit Facility remained undrawn and available. Our ability to make payments on, repay or refinance the debt in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control.
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
There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financings will be available to repay or refinance any such debt. A breach of any of these covenants or the occurrence of certain other events specified in the MidCap Credit Agreement governing the Senior Secured Credit Facilities and/or the related collateral documents could result in an event of default under the MidCap Credit Agreement. If an event of default has occurred and is continuing, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facilities immediately due and payable. If we are unable to repay those amounts, the lenders could foreclose on the collateral granted to them to secure our obligations under our Senior Secured Credit Facilities. If the lenders accelerate the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.
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
The trading price of our common stock has been highly volatile since its initial listing on the Nasdaq and may continue to fluctuate widely in response to a variety of factors, including the following:
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
•competition in our industry, our ability to grow and manage growth profitably, and our ability to retain our key employees;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business;
•announcements that our previously issued financial statements cannot be relied upon or that our financial statements must be restated;
•delays in the filing of our required SEC reports;
•the announcement of restructuring activities;
•changes in executive leadership;
•compliance or enforcement inquiries and government inquiries or investigations and any resulting enforcement actions (such as the ongoing SEC matter);
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
Loss on remeasurement of our common stock receivable and efforts to enforce the return and cancellation of Forfeited Founder Shares could materially affect our financial results.
On July 16, 2026, 1,897,500 contingently returnable shares of NHIC Class B common stock owned by certain NHIC stockholders that were converted into shares of our common stock in connection with the Merger were forfeited and must be returned to us for cancellation pursuant to the agreements governing such shares (the “Forfeited Founder Shares”).

To date, a portion of these shares has not been returned to us. We measure our right to recover the unreturned shares (i.e., common stock receivable) at the end of each reporting period based on the fair value of the unreturned shares which are probable of recovery. See Note 4, Fair Value Measurements, in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
We have commenced litigation to enforce our contractual rights and compel the return of certain of those Forfeited Founder Shares. These efforts may be time-consuming and costly and may divert management's attention and resources from our operations. Efforts to secure the return and cancellation of Forfeited Founder Shares could result in significant legal and other expenses. Any delay in the return and cancellation of such shares, or costs incurred in connection with enforcing our rights, could adversely affect our business, financial condition and results of operations.
In our future quarterly and annual financial statements, any Forfeited Founder Shares that have not been returned for cancellation prior to the end of each reporting period will continue to be recorded as common stock receivable, with loss on remeasurement of common stock receivable each period reported in earnings. As a result, we may recognize significant non-cash gains or losses on any unreturned Forfeited Founder Shares each reporting period, which could materially affect our results of operations.
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
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts’ reports. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock, change their opinion, or reduce their target stock price on us, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports about us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2026, we did not sell any securities that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the quarter ended September 30, 2026, the following director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
•On September 11, 2026, Michael Ellenbogen, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 750,140 shares of the Company’s common stock underlying 750,140 stock options. The trading arrangement is scheduled to expire on the earlier of July 23, 2027 or the date that all transactions under the trading arrangement are completed.

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
Date: November 10, 2026

EVOLV TECHNOLOGIES HOLDINGS, INC.

By:	/s/ George C. Kutsor
Name:	George C. Kutsor
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)